Form 10-Q
period 2017-12-31
FAIR ISAAC CORP
filed 2018-01-25
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares of common stock outstanding on January 12, 2018 was 30,073,085 (excluding 58,783,698 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	September 30, 2017
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$94,213	$105,618
Accounts receivable, net	164,660	168,586
Prepaid expenses and other current assets	40,263	36,727
Total current assets	299,136	310,931
Marketable securities	15,816	13,791
Other investments	11,734	11,724
Property and equipment, net	38,808	40,703
Goodwill	806,332	804,414
Intangible assets, net	19,514	21,185
Deferred income taxes	40,699	47,204
Other assets	8,806	5,668
Total assets	$1,240,845	$1,255,620
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,201	$19,510
Accrued compensation and employee benefits	49,031	77,610
Other accrued liabilities	25,305	32,104
Deferred revenue	58,743	55,431
Current maturities on debt	201,000	142,000
Total current liabilities	353,280	326,655
Long-term debt	462,834	462,801
Other liabilities	39,089	39,627
Total liabilities	855,203	829,083
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 30,246 and 30,243 shares outstanding at December 31, 2017 and September 30, 2017, respectively)	302	302
Paid-in-capital	1,160,274	1,195,431
Treasury stock, at cost (58,611 and 58,614 shares at December 31, 2017 and September 30, 2017, respectively)	(2,337,205)	(2,301,097)
Retained earnings	1,625,694	1,598,395
Accumulated other comprehensive loss	(63,423)	(66,494)
Total stockholders’ equity	385,642	426,537
Total liabilities and stockholders’ equity	$1,240,845	$1,255,620

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2017	2016
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$174,662	$153,660
Professional services	42,626	43,543
License	18,033	22,397
Total revenues	235,321	219,600
Operating expenses:
Cost of revenues *	74,359	69,997
Research and development	28,974	26,142
Selling, general and administrative *	90,296	85,214
Amortization of intangible assets *	1,788	3,320
Total operating expenses	195,417	184,673
Operating income	39,904	34,927
Interest expense, net	(6,460)	(6,172)
Other income (expense), net	513	(100)
Income before income taxes	33,957	28,655
Provision for income taxes	6,658	(9,246)
Net income	27,299	37,901
Other comprehensive income (loss):
Foreign currency translation adjustments	3,071	(14,347)
Comprehensive income	$30,370	$23,554
Earnings per share:
Basic	$0.91	$1.22
Diluted	$0.86	$1.16
Shares used in computing earnings per share:
Basic	30,078	30,989
Diluted	31,561	32,536

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2017	30,243	$302	$1,195,431	$(2,301,097)	$1,598,395	$(66,494)	$426,537
Share-based compensation	—	—	16,510	—	—	—	16,510
Issuance of treasury stock under employee stock plans	338	3	(51,667)	13,490	—	—	(38,174)
Repurchases of common stock	(335)	(3)	—	(49,598)	—	—	(49,601)
Net income	—	—	—	—	27,299	—	27,299
Foreign currency translation adjustments	—	—	—	—	—	3,071	3,071
Balance at December 31, 2017	30,246	$302	$1,160,274	$(2,337,205)	$1,625,694	$(63,423)	$385,642
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$27,299	$37,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,731	9,058
Share-based compensation	16,510	14,519
Deferred income taxes	6,717	—
Net gain on marketable securities	(90)	—
Provision for doubtful accounts, net	—	463
Net loss on sales of property and equipment	9	—
Changes in operating assets and liabilities:
Accounts receivable	4,656	8,253
Prepaid expenses and other assets	(6,527)	(16,876)
Accounts payable	(119)	(725)
Accrued compensation and employee benefits	(28,672)	(29,030)
Other liabilities	(1,174)	(2,091)
Deferred revenue	2,437	11,506
Net cash provided by operating activities	28,777	32,978
Cash flows from investing activities:
Purchases of property and equipment	(4,044)	(4,319)
Proceeds from sales of marketable securities	8	—
Purchases of marketable securities	(1,943)	—
Net cash used in investing activities	(5,979)	(4,319)
Cash flows from financing activities:
Proceeds from revolving line of credit	79,000	60,000
Payments on revolving line of credit	(20,000)	(10,000)
Payments on debt issuance costs	(240)	—
Proceeds from issuance of treasury stock under employee stock plans	693	3,663
Taxes paid related to net share settlement of equity awards	(38,867)	(35,598)
Dividends paid	—	(618)
Repurchases of common stock	(55,263)	(30,442)
Net cash used in financing activities	(34,677)	(12,995)
Effect of exchange rate changes on cash	474	(3,489)
Increase (decrease) in cash and cash equivalents	(11,405)	12,175
Cash and cash equivalents, beginning of period	105,618	75,926
Cash and cash equivalents, end of period	$94,213	$88,101
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2,221	$7,463
Cash paid for interest	$7,087	$5,851
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$1,482	$3,816
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
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2017. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
We have established a cross-functional implementation team consisting of representatives across the organization to address the scope of work required to implement the recognition and disclosure requirements under the new standard. This cross-functional implementation team has developed a project plan, which includes evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating our internal controls over financial reporting that will be necessary under the new standard. We currently plan to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method. Our ability to adopt Topic 606 using the full retrospective method is dependent on system readiness, and the completion of our analysis of information necessary to restate prior period financial statements. As we continue to assess the new standard along with industry trends and additional interpretive guidance, we may adjust our implementation plan accordingly.
We are continuing to assess the impact of adopting Topic 606 on our consolidated financial statements and believe the new standard will impact the following policies and disclosures:

•
Timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we expect to recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable or ratably over the term of the contract required under the current standard;

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2017 and September 30, 2017.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2017 and September 30, 2017.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2017 and September 30, 2017:

December 31, 2017	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2017
	(In thousands)
Assets:
Cash equivalents (1)	$4,105	$4,105
Marketable securities (2)	15,816	15,816
Total	$19,921	$19,921

September 30, 2017	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2017
	(In thousands)
Assets:
Cash equivalents (1)	$15,295	$15,295
Marketable securities (2)	13,791	13,791
Total	$29,086	$29,086

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at December 31, 2017 and September 30, 2017. Not included in these tables are cash deposits of $90.1 million and $90.3 million at December 31, 2017 and September 30, 2017, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheet at December 31, 2017 and September 30, 2017.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2017 and September 30, 2017:

	December 31, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,350	$8,825	$—
Buy foreign currency:
British pound (GBP)	GBP	5,398	$7,300	$—
Singapore dollar (SGD)	SGD	7,734	$5,800	$—

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	$—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	$—
The foreign currency forward contracts were entered into on December 31, 2017 and September 30, 2017, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended December 31,
	2017	2016
	(In thousands)
Gains (losses) on foreign currency forward contracts	$194	$(560)

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended December 31,
	2017	2016
	(In thousands)
Cost of revenues	$706	$1,686
Selling, general and administrative expenses	1,082	1,634
	$1,788	$3,320

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $112.1 million and $114.5 million as of December 31, 2017 and September 30, 2017, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2017 was as follows (in thousands):

Year Ended September 30,
2018 (excluding the quarter ended December 31, 2017)	$4,803
2019	6,085
2020	3,689
2021	2,433
2022	2,287
Thereafter	217
$19,514
The following table summarizes changes to goodwill during the quarter ended December 31, 2017, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2017	$588,288	$146,648	$69,478	$804,414
Foreign currency translation adjustment	1,777	—	141	1,918
Balance at December 31, 2017	$590,065	$146,648	$69,619	$806,332
5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
	(In thousands)
Property and equipment	$139,344	$135,360
Less: accumulated depreciation and amortization	(100,536)	(94,657)
	$38,808	$40,703

6. Revolving Line of Credit
On November 17, 2017, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit to $600 million. The revolving line of credit expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2017, we had $420.0 million in borrowings outstanding at a weighted average interest rate of 2.655%, of which $350.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of December 31, 2017.
7. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The purchase agreements for the Senior Notes also contain certain covenants typical of unsecured facilities. As of December 31, 2017, we were in compliance with all financial covenants.
The following table presents the carrying amounts and fair values for the Senior Notes at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$131,000	$132,814	$131,000	$134,250
The 2010 Senior Notes	113,000	117,669	113,000	119,106
Debt issuance costs	(166)	(166)	(199)	(199)
Total	$243,834	$250,317	$243,801	$253,157
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

	Accrual at	Cash Payments	Accrual at
	September 30, 2017		December 31, 2017
	(In thousands)
Facilities charges	$8,120	$(702)	$7,418
Employee separation	185	(126)	59
	8,305	$(828)	7,477
Less: current portion	(3,077)		(3,524)
Non-current	$5,228		$3,953
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 19.6% and (32.3)% during the quarters ended December 31, 2017 and 2016, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rate for the three months ended December 31, 2017 was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ended September 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years.
The Tax Act reduces the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we will utilize a blended rate of 24.5% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. We recorded provisional charges for the re-measurement of the deferred tax assets of $5.6 million to our income tax expense related to long-term deferred tax assets and $1.3 million related to short-term deferred tax assets during the quarter ended December 31, 2017.
The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate and recorded a provisional Transition Tax obligation of $4.9 million.
On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.
The total unrecognized tax benefit for uncertain tax positions is estimated to be approximately $6.1 million and $6.5 million at December 31, 2017 and September 30, 2017, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.4 million related to unrecognized tax benefits as of December 31, 2017 and September 30, 2017.

10. Share-Based Payments
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we grant equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have awards currently outstanding under the 1992 Long-term Incentive Plan, which was adopted in February 1992 and expired in February 2012. Stock option awards have a maximum term of seven years. In general, stock option awards and restricted stock unit awards not subject to market or performance conditions vest annually over four years. Restricted stock unit awards subject to market or performance conditions vest annually over three years based on the achievement of specified criteria.
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2017:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2017	1,230	$56.54
Granted	3	157.31
Exercised	(21)	33.10
Outstanding at December 31, 2017	1,212	$57.19	2.90	$116,380
Exercisable at December 31, 2017	1,051	$53.34	2.68	$105,003
Vested and expected to vest at December 31, 2017	1,207	$57.06	2.89	$116,081
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2017:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2017	1,144	$97.95
Granted	358	157.11
Released	(351)	86.88
Forfeited	(5)	109.08
Outstanding at December 31, 2017	1,146	$119.76
Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2017:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2017	204	$105.37
Granted	51	157.03
Released	(95)	98.15
Outstanding at December 31, 2017	160	$126.27

Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2017:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2017	131	$123.82
Granted	102	151.78
Released	(119)	113.70
Outstanding at December 31, 2017	114	$159.34

11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2017 and 2016:

	Quarter Ended December 31,
	2017	2016
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$27,299	$37,901
Denominator - share:
Basic weighted-average shares	30,078	30,989
Effect of dilutive securities	1,483	1,547
Diluted weighted-average shares	31,561	32,536
Earnings per share:
Basic	$0.91	$1.22
Diluted	$0.86	$1.16
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were 3,000 options excluded for the quarter ended December 31, 2017. There were no options excluded for the quarter ended December 31, 2016.
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
The following tables summarize segment information for the quarters ended December 31, 2017 and 2016:

	Quarter Ended December 31, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$93,213	$69,574	$11,875	$—	$174,662
Professional services	34,853	278	7,495	—	42,626
License	13,343	63	4,627	—	18,033
Total segment revenues	141,409	69,915	23,997	—	235,321
Segment operating expense	(102,619)	(15,887)	(31,853)	(26,760)	(177,119)
Segment operating income (loss)	$38,790	$54,028	$(7,856)	$(26,760)	58,202
Unallocated share-based compensation expense					(16,510)
Unallocated amortization expense					(1,788)
Operating income					39,904
Unallocated interest expense, net					(6,460)
Unallocated other income, net					513
Income before income taxes					$33,957
Depreciation expense	$3,943	$155	$1,412	$284	$5,794

	Quarter Ended December 31, 2016
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$84,881	$58,252	$10,527	$—	$153,660
Professional services	34,341	521	8,681	—	43,543
License	15,543	609	6,245	—	22,397
Total segment revenues	134,765	59,382	25,453	—	219,600
Segment operating expense	(99,797)	(13,319)	(29,085)	(24,633)	(166,834)
Segment operating income (loss)	$34,968	$46,063	$(3,632)	$(24,633)	52,766
Unallocated share-based compensation expense					(14,519)
Unallocated amortization expense					(3,320)
Operating income					34,927
Unallocated interest expense, net					(6,172)
Unallocated other expense, net					(100)
Income before income taxes					$28,655
Depreciation expense	$3,868	$266	$1,126	$349	$5,609

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Form 8-K to be filed by us in fiscal 2018.
OVERVIEW
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
We derive a significant portion of our revenues from clients outside the United States. International revenues accounted for 34% of total consolidated revenues for each of the quarters ended December 31, 2017 and 2016. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 79% and 74% of our revenues were derived from within this industry during the quarters ended December 31, 2017 and 2016, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 74% and 70% of our revenues during the quarters ended December 31, 2017 and 2016, respectively.

We continue to drive growth in our Scores segment. Scores revenue increased 18% to $69.9 million during the quarter ended December 31, 2017 from $59.4 million during the quarter ended December 31, 2016. Scores operating income increased 17% to $54.0 million during the quarter ended December 31, 2017 from $46.1 million during the quarter ended December 31, 2016. For our Applications and Decision Management Software segments, our cloud business continues to grow both in the absolute dollar value and as a percentage of revenues as we pursue our cloud-first strategy. During the quarter ended December 31, 2017, cloud revenues accounted for $56.6 million, or 24% of revenues, compared to $50.1 million, or 23% of revenues during the quarter ended December 31, 2016.

Operating income for the quarter ended December 31, 2017 was $39.9 million, an increase of 14% from $34.9 million for the quarter ended December 31, 2016. Net earnings decreased 28% to $27.3 million from $37.9 million primarily due to the income tax expense related to enactment of the Tax Cuts and Jobs Act, partially offset by the increase in operating income.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter ended December 31, 2017, we repurchased approximately 0.3 million shares at a total repurchase price of $49.6 million. As of December 31, 2017, we had $237.0 million remaining under our current stock repurchase program.
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

License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended December 31, 2017	$82.2	18%	9	27
Quarter Ended December 31, 2016	$96.4	21%	13	27

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.
Transactional and maintenance bookings were 32% and 30% of total bookings for the quarters ended December 31, 2017 and 2016, respectively. Professional services bookings were 55% of total bookings for each of the quarters ended December 31, 2017 and 2016. License bookings were 13% and 15% of total bookings for the quarters ended December 31, 2017 and 2016, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2017 and 2016:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016	2017	2016
	(In thousands)				(In thousands)
Applications	$141,409	$134,765	60%	61%	$6,644	5%
Scores	69,915	59,382	30%	27%	10,533	18%
Decision Management Software	23,997	25,453	10%	12%	(1,456)	(6)%
Total	$235,321	$219,600	100%	100%	15,721	7%

Applications

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$93,213	$84,881	$8,332	10%
Professional services	34,853	34,341	512	1%
License	13,343	15,543	(2,200)	(14)%
Total	$141,409	$134,765	6,644	5%
Applications segment revenues increased $6.6 million primarily due to a $4.0 million increase in our customer communications services, a $2.6 million increase in our collections & recovery solutions and a $2.2 million increase in our originations solutions, partially offset by a $2.3 million decrease in our fraud solutions. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market. The increase in collections & recovery solutions was primarily attributable to an increase in software revenue. The increase in originations solutions was primarily attributable to an increase in transactional revenue from our SaaS products. The decrease in fraud solutions was primarily attributable to a decrease in software revenue.

Scores

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$69,574	$58,252	$11,322	19%
Professional services	278	521	(243)	(47)%
License	63	609	(546)	(90)%
Total	$69,915	$59,382	10,533	18%
Scores segment revenues increased $10.5 million due to an increase of $5.5 million in our business-to-consumer services revenue and $5.0 million in our business-to-business scores revenue. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies. The increase in business-to-business scores was primarily attributable to an increase in our transactional scores driven by new originations, account management and prescreen.
During the quarters ended December 31, 2017 and 2016, revenues generated from our agreements with Equifax, TransUnion and Experian collectively accounted for 21% and 18%, respectively, of our total revenues, including revenues from these customers recorded in our other segments.

Decision Management Software

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2017	2016
	(In thousands)		(In thousands)
Transactional and maintenance	$11,875	$10,527	$1,348	13%
Professional services	7,495	8,681	(1,186)	(14)%
License	4,627	6,245	(1,618)	(26)%
Total	$23,997	$25,453	(1,456)	(6)%
Decision Management Software segment revenues decreased $1.5 million primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor® product.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2017 and 2016:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2017	2016	2017	2016
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$235,321	$219,600	100%	100%	$15,721	7%
Operating expenses:
Cost of revenues	74,359	69,997	32%	32%	4,362	6%
Research and development	28,974	26,142	12%	12%	2,832	11%
Selling, general and administrative	90,296	85,214	38%	39%	5,082	6%
Amortization of intangible assets	1,788	3,320	1%	1%	(1,532)	(46)%
Total operating expenses	195,417	184,673	83%	84%	10,744	6%
Operating income	39,904	34,927	17%	16%	4,977	14%
Interest expense, net	(6,460)	(6,172)	(3)%	(3)%	(288)	5%
Other income (expense), net	513	(100)	—%	—%	613	(613)%
Income before income taxes	33,957	28,655	14%	13%	5,302	19%
Provision for income taxes	6,658	(9,246)	2%	(4)%	15,904	(172)%
Net income	$27,299	$37,901	12%	17%	(10,602)	(28)%
Number of employees at quarter end	3,358	3,167			191	6%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
The cost of revenue expenses increased $4.4 million to $74.4 million during the quarter ended December 31, 2017 from $70.0 million during the quarter ended December 31, 2016. The increase was primarily attributable to a $1.7 million increase in allocated facilities and infrastructure costs and a $1.3 million increase in personnel and labor costs. Cost of revenues as a percentage of revenues was 32% during the quarter ended December 31, 2017, consistent with that incurred during the quarter ended December 31, 2016.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2017.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
Research and development expenses increased $2.8 million to $29.0 million during the quarter ended December 31, 2017 from $26.2 million during the quarter ended December 31, 2016, primarily attributable to our continued investment in cloud computing and SaaS, as well as other new products. Research and development expenses as a percentage of revenues was 12% during the quarter ended December 31, 2017, consistent with that incurred during the quarter ended December 31, 2016.

Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2017.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses increased $5.1 million to $90.3 million during the quarter ended December 31, 2017 from $85.2 million during the quarter ended December 31, 2016, primarily attributable to an increase in personnel and labor costs as a result of increased headcount. Selling, general and administrative expenses as a percentage of revenues was 38% during the quarter ended December 31, 2017, materially consistent with that incurred during the quarter ended December 31, 2016.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2017.
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
The quarter over quarter decrease in amortization expense of $1.5 million was primarily attributable to certain intangible assets associated with our HNC and Adeptra acquisitions becoming fully amortized in August and September 2017, respectively.
Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended December 31, 2017.
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
The quarter over quarter increase in interest expense of $0.3 million was primarily attributable to a higher average outstanding balance on our revolving line of credit, partially offset by the $72.0 million principal payment in July 2017 on the senior notes issued in July 2010 resulting in lower average debt balance for the quarter ended December 31, 2017.
Over the next several quarters we expect net interest expense will be higher than the net interest expense incurred during the quarter ended December 31, 2017.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.

Provision for Income Taxes
The effective income tax rate was 19.6% and (32.3)% during the quarters ended December 31, 2017 and 2016, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the three months ended December 31, 2017 was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018, and imposes a deemed repatriation tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries. We remeasured our deferred tax assets using a blended rate of 24.5% — by applying a pro-rated percentage of the number of days before and after the January 1, 2018 effective date — and recorded provisional charges for the remeasurement of the deferred tax assets of $5.6 million to our income tax expense related to long-term deferred tax assets and $1.3 million related to short-term deferred tax assets during the quarter ended December 31, 2017. We also recorded a provisional charge of $4.9 million to our income tax expense for the deemed repatriation transition tax. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2017 and 2016:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2017	2016
	(In thousands)		(In thousands)
Applications	$38,790	$34,968	$3,822	11%
Scores	54,028	46,063	7,965	17%
Decision Management Software	(7,856)	(3,632)	(4,224)	116%
Corporate expenses	(26,760)	(24,633)	(2,127)	9%
Total segment operating income	58,202	52,766	5,436	10%
Unallocated share-based compensation	(16,510)	(14,519)	(1,991)	14%
Unallocated amortization expense	(1,788)	(3,320)	1,532	(46)%
Operating income	$39,904	$34,927	4,977	14%
Applications

	Quarter Ended December 31,		Percentage of Revenues
	2017	2016	2017	2016
	(In thousands)
Segment revenues	$141,409	$134,765	100%	100%
Segment operating expense	(102,619)	(99,797)	(73)%	(74)%
Segment operating income	$38,790	$34,968	27%	26%

Scores

	Quarter Ended December 31,		Percentage of Revenues
	2017	2016	2017	2016
	(In thousands)
Segment revenues	$69,915	$59,382	100%	100%
Segment operating expense	(15,887)	(13,319)	(23)%	(22)%
Segment operating income	$54,028	$46,063	77%	78%
Decision Management Software

	Quarter Ended December 31,		Percentage of Revenues
	2017	2016	2017	2016
	(In thousands)
Segment revenues	$23,997	$25,453	100%	100%
Segment operating expense	(31,853)	(29,085)	(133)%	(114)%
Segment operating loss	$(7,856)	$(3,632)	(33)%	(14)%
The quarter over quarter $5.0 million increase in operating income was attributable to a $15.7 million increase in segment revenues and a $1.5 million decrease in amortization cost, partially offset by an $8.1 million increase in segment operating expenses, a $2.1 million increase in corporate expenses and a $2.0 million increase in share-based compensation cost.
At the segment level, the quarter over quarter $5.5 million increase in segment operating income was the result of an $8.0 million increase in our Scores segment operating income, a $3.8 million increase in our Applications segment operating income, partially offset by a $4.2 million increase in our Decision Management Software segment operating loss and a $2.1 million increase in corporate expense.
The quarter over quarter $3.8 million increase in Applications segment operating income was due to a $6.6 million increase in segment revenues, partially offset by a $2.8 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was 27%, materially consistent with the quarter ended December 31, 2016.
The quarter over quarter $8.0 million increase in Scores segment operating income was due to a $10.5 million increase in segment revenue, partially offset by a $2.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 77%, materially consistent with the quarter ended December 31, 2016.
The quarter over quarter $4.2 million increase in Decision Management Software segment operating loss was due to a $2.8 million increase in segment operating expenses and a $1.4 million decrease in segment revenue. Segment operating margin for Decision Management Software decreased to a negative 33% from a negative 14% primarily due to a decrease in sales of our higher-margin software products, as well as our continued investment in cloud infrastructure operations.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2017, we had $94.2 million in cash and cash equivalents, which included $87.6 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $131.0 million principal payment due in May 2018 on our senior notes issued in May 2008. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the United States without material incremental tax provision.

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
Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2017	2016
	(In thousands)
Cash provided by (used in):
Operating activities	$28,777	$32,978	$(4,201)
Investing activities	(5,979)	(4,319)	(1,660)
Financing activities	(34,677)	(12,995)	(21,682)
Effect of exchange rate changes on cash	474	(3,489)	3,963
Increase (decrease) in cash and cash equivalents	$(11,405)	$12,175	(23,580)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $28.8 million during the quarter ended December 31, 2017 from $33.0 million during the quarter ended December 31, 2016. The $4.2 million decrease was mainly attributable to a $4.6 million decrease that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $6.0 million for quarter ended December 31, 2017 from $4.3 million for the quarter ended December 31, 2016. The $1.7 million increase was mainly attributable to a $1.9 million increase in purchases of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $34.7 million for the quarter ended December 31, 2017 from $13.0 million for the quarter ended December 31, 2016. The $21.7 million increase was mainly due to a $24.8 million increase in repurchases of common stock, a $3.3 million increase in taxes paid related to net share settlement of equity awards and a $3.0 million decrease in proceeds from the exercise of stock options, partially offset by a $9.0 million increase in proceeds, net of payments, from our revolving line of credit.
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
Pursuant to the July 2016 and October 2017 programs, we repurchased 334,918 shares of our common stock at a total repurchase price of $49.6 million during the quarter ended December 31, 2017. We had $237.0 million remaining under the October 2017 authorization as of December 31, 2017.

Revolving Line of Credit
On November 17, 2017, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit to $600 million. The revolving line of credit expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2017, we had $420.0 million in borrowings outstanding at a weighted average interest rate of 2.655% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of December 31, 2017, the carrying value of the Senior Notes was $243.8 million and we were in compliance with all financial covenants under these facilities.
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
Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our consolidated balance sheets using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate, our ability to carry back tax attributes to prior years, an analysis of our deferred tax assets and the periods over which they will be realizable, and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase. We have historically had minimal changes in our valuation allowances related to deferred tax assets.
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
Contingencies and Litigation

We are subject to various proceedings, lawsuits and claims relating to products and services, technology, labor, stockholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered. The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities could have a material impact on our consolidated financial position or consolidated results of operations. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates.
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
We have established a cross-functional implementation team consisting of representatives across the organization to address the scope of work required to implement the recognition and disclosure requirements under the new standard. This cross-functional implementation team has developed a project plan, which includes evaluating customer contracts across the organization, developing policies, processes and tools to report financial results, and implementing and evaluating our internal controls over financial reporting that will be necessary under the new standard. We currently plan to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method. Our ability to adopt Topic 606 using the full retrospective method is dependent on system readiness, and the completion of our analysis of information necessary to restate prior period financial statements. As we continue to assess the new standard along with industry trends and additional interpretive guidance, we may adjust our implementation plan accordingly.
We are continuing to assess the impact of adopting Topic 606 on our consolidated financial statements and believe the new standard will impact the following policies and disclosures:

•
Timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we expect to recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable or ratably over the term of the contract required under the current standard;

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2017 and September 30, 2017:

	December 31, 2017			September 30, 2017
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$94,213	$94,213	0.48%	$105,618	$105,618	0.56%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$131,000	$132,814	$131,000	$134,250
The 2010 Senior Notes	113,000	117,669	113,000	119,106
Debt issuance costs	(166)	(166)	(199)	(199)
Total	$243,834	$250,317	$243,801	$253,157
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $420.0 million in borrowings outstanding at a weighted average interest rate of 2.655% under the credit facility as of December 31, 2017.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2017 and September 30, 2017:

	December 31, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,350	$8,825	$—
Buy foreign currency:
British pound (GBP)	GBP	5,398	$7,300	$—
Singapore dollar (SGD)	SGD	7,734	$5,800	$—

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	$—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	$—
The foreign currency forward contracts were entered into on December 31, 2017 and September 30, 2017, respectively; therefore, their fair value was $0 on each of these dates.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 through October 31, 2017	254,431	$145.20	252,067	$110,107
November 1, 2017 through November 30, 2017	24,955	$156.16	20,716	$246,749,631
December 1, 2017 through December 31, 2017	303,307	$157.03	62,135	$236,999,395
	582,693	$151.83	334,918	$236,999,395

(1)	Includes 247,775 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2017.

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

10.1
Commitment Increase Agreement to the Amended and Restated Credit Agreement dated as of November 17, 2017 by and among Fair Isaac Corporation, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2017 (file no. 001-11689)).

10.2*	Form of Performance Share Unit Agreement (fiscal 2018 grants) under the 2012 Long-Term Incentive Plan.

10.3*	Form of Market Share Unit Agreement (fiscal 2018 grants) under the 2012 Long-Term Incentive Plan.

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	January 25, 2018

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 25, 2018

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)