Form 10-Q
period 2018-03-31
FAIR ISAAC CORP
filed 2018-04-26
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares of common stock outstanding on April 13, 2018 was 29,840,374 (excluding 59,016,409 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	September 30, 2017
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$107,868	$105,618
Accounts receivable, net	188,538	168,586
Prepaid expenses and other current assets	36,813	36,727
Total current assets	333,219	310,931
Marketable securities	16,134	13,791
Other investments	11,778	11,724
Property and equipment, net	45,111	40,703
Goodwill	813,107	804,414
Intangible assets, net	18,151	21,185
Deferred income taxes	41,383	47,204
Other assets	12,012	5,668
Total assets	$1,290,895	$1,255,620
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,539	$19,510
Accrued compensation and employee benefits	57,294	77,610
Other accrued liabilities	31,695	32,104
Deferred revenue	65,018	55,431
Current maturities on debt	191,000	142,000
Total current liabilities	368,546	326,655
Long-term debt	512,868	462,801
Other liabilities	38,778	39,627
Total liabilities	920,192	829,083
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,835 and 30,243 shares outstanding at March 31, 2018 and September 30, 2017, respectively)	298	302
Paid-in-capital	1,176,905	1,195,431
Treasury stock, at cost (59,022 and 58,614 shares at March 31, 2018 and September 30, 2017, respectively)	(2,410,171)	(2,301,097)
Retained earnings	1,657,969	1,598,395
Accumulated other comprehensive loss	(54,298)	(66,494)
Total stockholders’ equity	370,703	426,537
Total liabilities and stockholders’ equity	$1,290,895	$1,255,620

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$195,195	$161,249	$369,857	$314,909
Professional services	46,078	41,284	88,704	84,827
License	16,585	25,845	34,618	48,242
Total revenues	257,858	228,378	493,179	447,978
Operating expenses:
Cost of revenues *	78,519	72,131	152,878	142,128
Research and development	32,519	26,663	61,493	52,805
Selling, general and administrative *	97,057	86,231	187,353	171,445
Amortization of intangible assets *	1,684	3,312	3,472	6,632
Total operating expenses	209,779	188,337	405,196	373,010
Operating income	48,079	40,041	87,983	74,968
Interest expense, net	(7,116)	(6,578)	(13,576)	(12,750)
Other income (expense), net	(161)	(327)	352	(427)
Income before income taxes	40,802	33,136	74,759	61,791
Provision for income taxes	8,527	8,052	15,185	(1,194)
Net income	32,275	25,084	59,574	62,985
Other comprehensive income (loss):
Foreign currency translation adjustments	9,125	6,089	12,196	(8,258)
Comprehensive income	$41,400	$31,173	$71,770	$54,727
Earnings per share:
Basic	$1.08	$0.81	$1.98	$2.03
Diluted	$1.03	$0.78	$1.90	$1.94
Shares used in computing earnings per share:
Basic	29,985	31,017	30,032	31,003
Diluted	31,300	32,260	31,431	32,398

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2017	30,243	$302	$1,195,431	$(2,301,097)	$1,598,395	$(66,494)	$426,537
Share-based compensation	—	—	35,749	—	—	—	35,749
Issuance of treasury stock under employee stock plans	388	4	(54,275)	15,529	—	—	(38,742)
Repurchases of common stock	(796)	(8)	—	(124,603)	—	—	(124,611)
Net income	—	—	—	—	59,574	—	59,574
Foreign currency translation adjustments	—	—	—	—	—	12,196	12,196
Balance at March 31, 2018	29,835	$298	$1,176,905	$(2,410,171)	$1,657,969	$(54,298)	$370,703
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$59,574	$62,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,095	18,236
Share-based compensation	35,749	29,231
Deferred income taxes	6,041	—
Net gain on marketable securities	(198)	—
Provision for doubtful accounts, net	482	925
Net loss on sales of property and equipment	27	10
Changes in operating assets and liabilities:
Accounts receivable	(17,582)	23,710
Prepaid expenses and other assets	(6,225)	(27,415)
Accounts payable	(515)	(3,534)
Accrued compensation and employee benefits	(20,650)	(22,671)
Other liabilities	(252)	(3,487)
Deferred revenue	6,464	21,407
Net cash provided by operating activities	78,010	99,397
Cash flows from investing activities:
Purchases of property and equipment	(11,111)	(9,604)
Proceeds from sales of marketable securities	2,383	—
Purchases of marketable securities	(4,528)	—
Net cash used in investing activities	(13,256)	(9,604)
Cash flows from financing activities:
Proceeds from revolving line of credit	147,000	79,000
Payments on revolving line of credit	(48,000)	(24,000)
Payments on debt issuance costs	(240)	—
Proceeds from issuance of treasury stock under employee stock plans	1,706	9,114
Taxes paid related to net share settlement of equity awards	(40,448)	(36,914)
Dividends paid	—	(1,238)
Repurchases of common stock	(124,715)	(74,647)
Net cash used in financing activities	(64,697)	(48,685)
Effect of exchange rate changes on cash	2,193	(1,186)
Increase in cash and cash equivalents	2,250	39,922
Cash and cash equivalents, beginning of period	105,618	75,926
Cash and cash equivalents, end of period	$107,868	$115,848
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$6,669	$21,557
Cash paid for interest	$13,324	$12,377
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$6,006	$2,757
Unsettled repurchases of common stock	$5,557	$—
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
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2017. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
The condensed consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the collectability of accounts receivable; the appropriate levels of various accruals; labor hours in connection with fixed-fee service contracts; the amount of our tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Actual results may differ from our estimates.

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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2018 and September 30, 2017.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2018 and September 30, 2017.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2018 and September 30, 2017:

March 31, 2018	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2018
	(In thousands)
Assets:
Cash equivalents (1)	$11,237	$11,237
Marketable securities (2)	16,134	16,134
Total	$27,371	$27,371

September 30, 2017	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2017
	(In thousands)
Assets:
Cash equivalents (1)	$15,295	$15,295
Marketable securities (2)	13,791	13,791
Total	$29,086	$29,086

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at March 31, 2018 and September 30, 2017. Not included in these tables are cash deposits of $96.6 million and $90.3 million at March 31, 2018 and September 30, 2017, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheet at March 31, 2018 and September 30, 2017.

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
3. Derivative Financial Instruments
We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign-currency-denominated receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their respective functional currencies. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro, and Singapore dollar.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2018 and September 30, 2017:

	March 31, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,250	$6,506	$—
Buy foreign currency:
British pound (GBP)	GBP	6,556	$9,250	$—
Singapore dollar (SGD)	SGD	8,363	$6,400	$—

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	$—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	$—
The foreign currency forward contracts were entered into on March 31, 2018 and September 30, 2017, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Gains (losses) on foreign currency forward contracts	$425	$55	$619	$(505)
4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)
Cost of revenues	$615	$1,687	$1,321	$3,373
Selling, general and administrative expenses	1,069	1,625	2,151	3,259
	$1,684	$3,312	$3,472	$6,632

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $111.5 million and $114.5 million as of March 31, 2018 and September 30, 2017, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2018 was as follows (in thousands):

Year Ended September 30,
2018 (excluding the six months ended March 31, 2018)	$3,206
2019	6,207
2020	3,744
2021	2,463
2022	2,314
Thereafter	217
$18,151
The following table summarizes changes to goodwill during the six months ended March 31, 2018, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2017	$588,288	$146,648	$69,478	$804,414
Foreign currency translation adjustment	7,959	—	734	8,693
Balance at March 31, 2018	$596,247	$146,648	$70,212	$813,107
5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
	(In thousands)
Property and equipment	$149,877	$135,360
Less: accumulated depreciation and amortization	(104,766)	(94,657)
	$45,111	$40,703
6. Revolving Line of Credit
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2018, we had $460.0 million in borrowings outstanding at a weighted average interest rate of 2.973%, of which $400.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of March 31, 2018. Depending on market conditions, we may refinance some of our debt in 2018.

7. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of consolidated net debt to consolidated EBITDA ratio and a fixed charge coverage ratio. The purchase agreements for the Senior Notes also contain certain covenants typical of unsecured facilities. As of March 31, 2018, we were in compliance with all financial covenants.
The following table presents the carrying amounts and fair values for the Senior Notes at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$131,000	$131,527	$131,000	$134,250
The 2010 Senior Notes	113,000	116,601	113,000	119,106
Debt issuance costs	(132)	(132)	(199)	(199)
Total	$243,868	$247,996	$243,801	$253,157
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
8. Restructuring Expenses
The following table summarizes our restructuring accruals related to facility closures and employee separation charges. The current portion and non-current portion is recorded in other accrued current liabilities and other long-term liabilities, respectively, within the accompanying condensed consolidated balance sheets. The balance for all the facilities charges will be paid by the end of fiscal 2020. The balance for all the employee separation costs was paid before the end of the second quarter of fiscal 2018.

	Accrual at	Cash Payments	Accrual at
	September 30, 2017		March 31, 2018
	(In thousands)
Facilities charges	$8,120	$(1,417)	$6,703
Employee separation	185	(185)	—
	8,305	$(1,602)	6,703
Less: current portion	(3,077)		(3,592)
Non-current	$5,228		$3,111
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 20.9% and 24.3% during the quarters ended March 31, 2018 and 2017, respectively, and 20.3% and (1.9)% during the six months ended March 31, 2018 and 2017, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

The effective tax rate for the six months ended March 31, 2018 was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ended September 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years.
The Tax Act reduces the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we will utilize a blended rate of 24.5% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. We recorded provisional charges for the re-measurement of the deferred tax assets of $5.6 million to our income tax expense related to long-term deferred tax assets and $3.0 million related to short-term deferred tax assets during the six months ended March 31, 2018.
The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. As of March 31, 2018, we are able to make a reasonable estimate and recorded a provisional Transition Tax obligation of $4.9 million.
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
The total unrecognized tax benefit for uncertain tax positions is estimated to be $6.4 million and $6.5 million at March 31, 2018 and September 30, 2017, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.5 million and $0.4 million related to unrecognized tax benefits as of March 31, 2018 and September 30, 2017, respectively.
10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2018 and 2017:

	Quarter Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$32,275	$25,084	$59,574	$62,985
Denominator - share:
Basic weighted-average shares	29,985	31,017	30,032	31,003
Effect of dilutive securities	1,315	1,243	1,399	1,395
Diluted weighted-average shares	31,300	32,260	31,431	32,398
Earnings per share:
Basic	$1.08	$0.81	$1.98	$2.03
Diluted	$1.03	$0.78	$1.90	$1.94
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 19,000 and 34,000 options excluded for the quarters ended March 31, 2018 and 2017, respectively. There were approximately 11,000 and 17,000 options excluded for the six months ended March 31, 2018 and 2017, respectively.

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
The following tables summarize segment information for the quarters and six-month periods ended March 31, 2018 and 2017:

	Quarter Ended March 31, 2018
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$97,630	$85,644	$11,921	$—	$195,195
Professional services	38,516	682	6,880	—	46,078
License	10,553	1,584	4,448	—	16,585
Total segment revenues	146,699	87,910	23,249	—	257,858
Segment operating expense	(107,039)	(16,411)	(31,913)	(33,493)	(188,856)
Segment operating income (loss)	$39,660	$71,499	$(8,664)	$(33,493)	69,002
Unallocated share-based compensation expense					(19,239)
Unallocated amortization expense					(1,684)
Operating income					48,079
Unallocated interest expense, net					(7,116)
Unallocated other expense, net					(161)
Income before income taxes					$40,802
Depreciation expense	$3,834	$147	$1,291	$238	$5,510

	Quarter Ended March 31, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$86,013	$63,628	$11,608	$—	$161,249
Professional services	32,640	994	7,650	—	41,284
License	15,684	811	9,350	—	25,845
Total segment revenues	134,337	65,433	28,608	—	228,378
Segment operating expense	(99,454)	(14,484)	(31,152)	(25,223)	(170,313)
Segment operating income (loss)	$34,883	$50,949	$(2,544)	$(25,223)	58,065
Unallocated share-based compensation expense					(14,712)
Unallocated amortization expense					(3,312)
Operating income					40,041
Unallocated interest expense, net					(6,578)
Unallocated other expense, net					(327)
Income before income taxes					$33,136
Depreciation expense	$3,959	$236	$1,202	$341	$5,738

	Six Months Ended March 31, 2018
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$190,843	$155,218	$23,796	$—	$369,857
Professional services	73,369	960	14,375	—	88,704
License	23,896	1,647	9,075	—	34,618
Total segment revenues	288,108	157,825	47,246	—	493,179
Segment operating expense	(209,658)	(32,298)	(63,766)	(60,253)	(365,975)
Segment operating income (loss)	$78,450	$125,527	$(16,520)	$(60,253)	127,204
Unallocated share-based compensation expense					(35,749)
Unallocated amortization expense					(3,472)
Operating income					87,983
Unallocated interest expense, net					(13,576)
Unallocated other income, net					352
Income before income taxes					$74,759
Depreciation expense	$7,777	$302	$2,703	$522	$11,304

	Six Months Ended March 31, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$170,894	$121,880	$22,135	$—	$314,909
Professional services	66,981	1,515	16,331	—	84,827
License	31,227	1,420	15,595	—	48,242
Total segment revenues	269,102	124,815	54,061	—	447,978
Segment operating expense	(199,251)	(27,803)	(60,237)	(49,856)	(337,147)
Segment operating income (loss)	$69,851	$97,012	$(6,176)	$(49,856)	110,831
Unallocated share-based compensation expense					(29,231)
Unallocated amortization expense					(6,632)
Operating income					74,968
Unallocated interest expense, net					(12,750)
Unallocated other expense, net					(427)
Income before income taxes					$61,791
Depreciation expense	$7,827	$502	$2,328	$690	$11,347
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
OVERVIEW
We use analytics to help businesses automate, improve and connect decisions across their enterprise, an approach we commonly refer to as decision management. Our predictive analytics, which includes the industry-standard FICO® Score, and our decision management systems leverage the use of big data and mathematical algorithms to predict consumer behavior and power hundreds of billions of customer decisions each year. We help thousands of companies in over 100 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, pharmaceutical companies, healthcare organizations, public agencies and organizations in other industries. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure of consumer credit risk in the U.S., and empower them to manage their financial health. Most of our solutions address customer engagement, including customer acquisition, customer onboarding, customer servicing and management, and customer protection. We also help businesses improve noncustomer decisions such as transaction and claims processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 33% and 37% of total consolidated revenues for the quarters ended March 31, 2018 and 2017, respectively, and 33% and 36% of total consolidated revenues for the six months ended March 31, 2018 and 2017, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 84% and 72% of our revenues were derived from within this industry during the quarters ended March 31, 2018 and 2017, respectively, and 84% and 74% of our revenues were derived from within this industry during the six months ended March 31, 2018 and 2017, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 76% and 71% of our revenues during the quarters ended March 31, 2018 and 2017, respectively. Arrangements with transactional or unit-based pricing accounted for 75% and 70% of our revenues during the six months ended March 31, 2018 and 2017, respectively.

We continue to drive growth in our Scores segment. Scores revenue increased 34% to $87.9 million during the quarter ended March 31, 2018 from $65.4 million during the quarter ended March 31, 2017, and 26% to 157.8 million during the six months ended March 31, 2018 from 124.8 million during the six months ended March 31, 2017. Scores operating income increased 40% to $71.5 million during the quarter ended March 31, 2018 from $50.9 million during the quarter ended March 31, 2017, and 29% to $125.5 million during the six months ended March 31, 2018 from $97.0 million during the six months ended March 31, 2017. For our Applications and Decision Management Software segments, our cloud business continues to grow both in the absolute dollar value and as a percentage of revenues as we pursue our cloud-first strategy. During the quarter ended March 31, 2018, cloud revenues accounted for $63.0 million, or 24% of revenues, compared to $49.8 million, or 22% of revenues during the quarter ended March 31, 2017. During the six months ended March 31, 2018, cloud revenues accounted for $119.5 million, or 24% of revenues, compared to $99.9 million, or 22% of revenues during the six months ended March 31, 2017.
Operating income increased 20% to $48.1 million for the quarter ended March 31, 2018 from $40.0 million for the quarter ended March 31, 2017 and as a result, net earnings increased 29% to $32.3 million from $25.1 million. Operating income increased 17% to $88.0 million for the six months ended March 31, 2018 from $75.0 million for the six months ended March 31, 2017, while net earnings decreased 5% to $59.6 million from $63.0 million, primarily due to the income tax expense related to enactment of the Tax Cuts and Jobs Act, partially offset by the increase in operating income.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter and six months ended March 31, 2018, we repurchased approximately 0.5 million shares at a total repurchase price of $75.0 million and 0.8 million shares at a total repurchase price of $124.6 million, respectively. As of March 31, 2018, we had $162.0 million remaining under our current stock repurchase program.
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

License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended March 31, 2018	$101.7	13%	13	30
Quarter Ended March 31, 2017	$91.2	23%	13	26
Six Months Ended March 31, 2018	$183.9	22%	22	NM(a)
Six Months Ended March 31, 2017	$187.6	29%	26	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 46% and 43% of total bookings for the quarters ended March 31, 2018 and 2017, respectively. Professional services bookings were 41% and 37% of total bookings for the quarters ended March 31, 2018 and 2017, respectively. License bookings were 13% and 20% of total bookings for the quarters ended March 31, 2018 and 2017, respectively.
Transactional and maintenance bookings were 40% and 37% of total bookings for the six months ended March 31, 2018 and 2017, respectively. Professional services bookings were 47% and 46% of total bookings for the six months ended March 31, 2018 and 2017, respectively. License bookings were 13% and 17% of total bookings for the six months ended March 31, 2018 and 2017, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2018 and 2017:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017	2018	2017
	(In thousands)				(In thousands)
Applications	$146,699	$134,337	57%	59%	$12,362	9%
Scores	87,910	65,433	34%	29%	22,477	34%
Decision Management Software	23,249	28,608	9%	12%	(5,359)	(19)%
Total	$257,858	$228,378	100%	100%	29,480	13%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017	2018	2017
	(In thousands)				(In thousands)
Applications	$288,108	$269,102	58%	60%	$19,006	7%
Scores	157,825	124,815	32%	28%	33,010	26%
Decision Management Software	47,246	54,061	10%	12%	(6,815)	(13)%
Total	$493,179	$447,978	100%	100%	45,201	10%

Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017

Applications

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$97,630	$86,013	$11,617	14%
Professional services	38,516	32,640	5,876	18%
License	10,553	15,684	(5,131)	(33)%
Total	$146,699	$134,337	12,362	9%
Applications segment revenues increased $12.4 million primarily due to an $8.6 million increase in our originations solutions, a $3.8 million increase in our customer communications services, and a $2.0 million increase in our collections & recovery solutions, partially offset by a $3.3 million decrease in our fraud solutions. The increase in originations solutions was primarily attributable to an increase in transactional and services revenues from our SaaS products. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market. The increase in collections & recovery solutions was primarily attributable to an increase in services revenue. The decrease in fraud solutions was primarily attributable to a decrease in license revenue.

Scores

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$85,644	$63,628	$22,016	35%
Professional services	682	994	(312)	(31)%
License	1,584	811	773	95%
Total	$87,910	$65,433	22,477	34%
Scores segment revenues increased $22.5 million due to an increase of $19.3 million in our business-to-business scores revenue and $3.2 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in transactional scores in originations, primarily driven by higher unit price in mortgage activities. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended March 31, 2018 and 2017, revenues generated from our agreements with Experian accounted for 11% and 9%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 14% and 11%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$11,921	$11,608	$313	3%
Professional services	6,880	7,650	(770)	(10)%
License	4,448	9,350	(4,902)	(52)%
Total	$23,249	$28,608	(5,359)	(19)%
Decision Management Software segment revenues decreased $5.4 million primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor® product.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Applications

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$190,843	$170,894	$19,949	12%
Professional services	73,369	66,981	6,388	10%
License	23,896	31,227	(7,331)	(23)%
Total	$288,108	$269,102	19,006	7%
Applications segment revenues increased $19.0 million primarily due to a $10.9 million increase in our originations solutions, a $7.8 million increase in our customer communications services, and a $4.6 million increase in our collections & recovery solutions, partially offset by a $5.6 million decrease in our fraud solutions. The increase in originations solutions was primarily attributable to an increase in transactional and services revenues from our SaaS products. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market. The increase in collections & recovery solutions was primarily attributable to an increase in services and software revenues. The decrease in fraud solutions was primarily attributable to a decrease in license revenue, partially offset by an increase in transactional revenue.

Scores

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$155,218	$121,880	$33,338	27%
Professional services	960	1,515	(555)	(37)%
License	1,647	1,420	227	16%
Total	$157,825	$124,815	33,010	26%
Scores segment revenues increased $33.0 million due to an increase of $24.3 million in our business-to-business scores revenue and $8.7 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a $16.8 million increase in transactional scores in originations, primarily driven by higher unit price in mortgage activities; as well as a $6.8 million increase in transactional scores in account management and prescreen, driven by higher transactional volume. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the six months ended March 31, 2018 and 2017, revenues generated from our agreements with Experian accounted for 10% and 8%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 13% and 11%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$23,796	$22,135	$1,661	8%
Professional services	14,375	16,331	(1,956)	(12)%
License	9,075	15,595	(6,520)	(42)%
Total	$47,246	$54,061	(6,815)	(13)%
Decision Management Software segment revenues decreased $6.8 million primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor®.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2018 and 2017:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2018	2017	2018	2017
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$257,858	$228,378	100%	100%	$29,480	13%
Operating expenses:
Cost of revenues	78,519	72,131	30%	31%	6,388	9%
Research and development	32,519	26,663	13%	12%	5,856	22%
Selling, general and administrative	97,057	86,231	37%	38%	10,826	13%
Amortization of intangible assets	1,684	3,312	1%	1%	(1,628)	(49)%
Total operating expenses	209,779	188,337	81%	82%	21,442	11%
Operating income	48,079	40,041	19%	18%	8,038	20%
Interest expense, net	(7,116)	(6,578)	(3)%	(3)%	(538)	8%
Other expense, net	(161)	(327)	—%	—%	166	(51)%
Income before income taxes	40,802	33,136	16%	15%	7,666	23%
Provision for income taxes	8,527	8,052	3%	4%	475	6%
Net income	$32,275	$25,084	13%	11%	7,191	29%
Number of employees at quarter end	3,470	3,306			164	5%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2018	2017	2018	2017
	(In thousands)				(In thousands)
Revenues	$493,179	$447,978	100%	100%	$45,201	10%
Operating expenses:
Cost of revenues	152,878	142,128	31%	32%	10,750	8%
Research and development	61,493	52,805	12%	12%	8,688	16%
Selling, general and administrative	187,353	171,445	38%	38%	15,908	9%
Amortization of intangible assets	3,472	6,632	1%	1%	(3,160)	(48)%
Total operating expenses	405,196	373,010	82%	83%	32,186	9%
Operating income	87,983	74,968	18%	17%	13,015	17%
Interest expense, net	(13,576)	(12,750)	(3)%	(3)%	(826)	6%
Other income (expense), net	352	(427)	—%	—%	779	(182)%
Income before income taxes	74,759	61,791	15%	14%	12,968	21%
Provision for income taxes	15,185	(1,194)	3%	—%	16,379	(1,372)%
Net income	$59,574	$62,985	12%	14%	(3,411)	(5)%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
Cost of revenue expenses increased $6.4 million to $78.5 million during the quarter ended March 31, 2018 from $72.1 million during the quarter ended March 31, 2017. The increase was primarily attributable to a $3.1 million increase in facilities and infrastructure costs, driven by increased resource requirement due to expansion in our cloud infrastructure operations, as well as increased headcount; a $1.6 million increase in personnel and labor costs; and a $1.4 million increase in direct materials cost. Cost of revenues as a percentage of revenues was 30% during the quarter ended March 31, 2018, materially consistent with that incurred during the quarter ended March 31, 2017.
Cost of revenues expenses increased $10.8 million to $152.9 million during the six months ended March 31, 2018 from $142.1 million during the six months ended March 31, 2017. The increase was primarily attributable to a $5.7 million increase in facilities and infrastructure costs and a $3.3 million increase in personnel and labor costs. The increase in facilities and infrastructure costs was primarily attributable to increased resource requirement due to expansion in our cloud infrastructure operations, as well as increased headcount. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost and share-based compensation cost. Cost of revenues as a percentage of revenues was 31% during the six months ended March 31, 2018, materially consistent with that incurred during the six months ended March 31, 2017.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with that incurred during the quarter ended March 31, 2018.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
Research and development expenses as a percentage of revenues increased to 13% during the quarter ended March 31, 2018 from 12% during the quarter ended March 31, 2017. The $5.9 million increase was primarily attributable to an increase in labor and personnel costs as a result of our continued investment in cloud computing and SaaS, as well as other new products.
Research and development expenses increased $8.7 million to $61.5 million during the six months ended March 31, 2018 from $52.8 million during the six months ended March 31, 2017, primarily attributable to our continued investment in cloud computing and SaaS, as well as other new products. Research and development expenses as a percentage of revenues was 12% during the six months ended March 31, 2018, consistent with that incurred during the six months ended March 31, 2017.
Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with that incurred during the quarter ended March 31, 2018.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses increased $10.9 million to $97.1 million during the quarter ended March 31, 2018 from $86.2 million during the quarter ended March 31, 2017, primarily attributable to an increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and incentive costs. Selling, general and administrative expenses as a percentage of revenues was 37% during the quarter ended March 31, 2018, materially consistent with that incurred during the quarter ended March 31, 2017.
Selling, general and administrative expenses increased $16.0 million to $187.4 million during the six months ended March 31, 2018 from $171.4 million during the six months ended March 31, 2017, primarily attributable to an increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and incentive costs. Selling, general and administrative expenses as a percentage of revenues was 38% during the six months ended March 31, 2018, consistent with that incurred during the six months ended March 31, 2017.

Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with that incurred during the quarter ended March 31, 2018.
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
The quarter over quarter decrease in amortization expense of $1.6 million was attributable to certain intangible assets associated with our HNC and Adeptra acquisitions becoming fully amortized in August and September 2017, respectively.
The year-to-date period over period decrease in amortization expense of $3.2 million was attributable to certain intangible assets associated with our HNC and Adeptra acquisitions becoming fully amortized in August and September 2017, respectively.
Over the next several quarters we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended March 31, 2018.
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
The quarter over quarter increase in interest expense of $0.5 million was primarily attributable to a higher average outstanding balance on our revolving line of credit, partially offset by the $72.0 million principal payment in July 2017 on the senior notes issued in July 2010, resulting in lower average debt balance for the quarter ended March 31, 2018.
The year-to-date period over period increase in interest expense of $0.8 million was primarily attributable to a higher average outstanding balance on our revolving line of credit, partially offset by the $72.0 million principal payment in July 2017 on the senior notes issued in July 2010, resulting in lower average debt balance for the six months ended March 31, 2018.
Over the next several quarters we expect net interest expense will be higher than the net interest expense incurred during the quarter ended March 31, 2018.
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

Provision for Income Taxes
The effective income tax rate was 20.9% and 24.3% during the quarters ended March 31, 2018 and 2017, respectively, and 20.3% and (1.9)% during the six months ended March 31, 2018 and 2017, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the six months ended March 31, 2018 was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018, and imposes a deemed repatriation tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries. We remeasured our deferred tax assets using a blended rate of 24.5% — by applying a pro-rated percentage of the number of days before and after the January 1, 2018 effective date — and recorded provisional charges for the remeasurement of the deferred tax assets of $5.6 million to our income tax expense related to long-term deferred tax assets and $3.0 million related to short-term deferred tax assets during the six months ended March 31, 2018. We also recorded a provisional charge of $4.9 million to our income tax expense for the deemed repatriation transition tax. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six-month periods ended March 31, 2018 and 2017:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017
	(In thousands)		(In thousands)
Applications	$39,660	$34,883	$4,777	14%
Scores	71,499	50,949	20,550	40%
Decision Management Software	(8,664)	(2,544)	(6,120)	241%
Corporate expenses	(33,493)	(25,223)	(8,270)	33%
Total segment operating income	69,002	58,065	10,937	19%
Unallocated share-based compensation	(19,239)	(14,712)	(4,527)	31%
Unallocated amortization expense	(1,684)	(3,312)	1,628	(49)%
Operating income	$48,079	$40,041	8,038	20%

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017
	(In thousands)		(In thousands)
Applications	$78,450	$69,851	$8,599	12%
Scores	125,527	97,012	28,515	29%
Decision Management Software	(16,520)	(6,176)	(10,344)	167%
Corporate expenses	(60,253)	(49,856)	(10,397)	21%
Total segment operating income	127,204	110,831	16,373	15%
Unallocated share-based compensation	(35,749)	(29,231)	(6,518)	22%
Unallocated amortization expense	(3,472)	(6,632)	3,160	(48)%
Operating income	$87,983	$74,968	13,015	17%

Applications

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)				(In thousands)
Segment revenues	$146,699	$134,337	100%	100%	$288,108	$269,102	100%	100%
Segment operating expense	(107,039)	(99,454)	(73)%	(74)%	(209,658)	(199,251)	(73)%	(74)%
Segment operating income	$39,660	$34,883	27%	26%	$78,450	$69,851	27%	26%

Scores

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)				(In thousands)
Segment revenues	$87,910	$65,433	100%	100%	$157,825	$124,815	100%	100%
Segment operating expense	(16,411)	(14,484)	(19)%	(22)%	(32,298)	(27,803)	(20)%	(22)%
Segment operating income	$71,499	$50,949	81%	78%	$125,527	$97,012	80%	78%
Decision Management Software

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)				(In thousands)
Segment revenues	$23,249	$28,608	100%	100%	$47,246	$54,061	100%	100%
Segment operating expense	(31,913)	(31,152)	(137)%	(109)%	(63,766)	(60,237)	(135)%	(111)%
Segment operating loss	$(8,664)	$(2,544)	(37)%	(9)%	$(16,520)	$(6,176)	(35)%	(11)%
The quarter over quarter $8.0 million increase in operating income was attributable to a $29.5 million increase in segment revenues and a $1.6 million decrease in amortization cost, partially offset by a $10.3 million increase in segment operating expenses, an $8.3 million increase in corporate expenses and a $4.5 million increase in share-based compensation cost.
At the segment level, the quarter over quarter $10.9 million increase in segment operating income was the result of a $20.5 million increase in our Scores segment operating income and a $4.8 million increase in our Applications segment operating income, partially offset by an $8.3 million increase in corporate expense and a $6.1 million increase in our Decision Management Software segment operating loss.
The quarter over quarter $4.8 million increase in Applications segment operating income was due to a $12.4 million increase in segment revenue, partially offset by a $7.6 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was 27%, materially consistent with the quarter ended March 31, 2017.
The quarter over quarter $20.5 million increase in Scores segment operating income was due to a $22.4 million increase in segment revenue, partially offset by a $1.9 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 81% from 78% mainly due to an increase in sales of our higher-margin score products.
The quarter over quarter $6.1 million increase in Decision Management Software segment operating loss was due to a $5.3 million decrease in segment revenue and a $0.8 million increase in segment operating expenses. Segment operating margin for Decision Management Software decreased to a negative 37% from a negative 9% primarily due to a decrease in sales of our higher-margin software products, as well as our continued investment in cloud infrastructure operations and new products.

The year-to-date period over period increase of $13.0 million in operating income was attributable to a $45.2 million increase in segment revenues and a $3.1 million decrease in amortization cost, partially offset by an $18.4 million increase in segment operating expenses, a $10.4 million increase in corporate expenses and a $6.5 million increase in share-based compensation cost.

At the segment level, the year-to-date period over period increase of $16.4 million in segment operating income was the result of a $28.5 million increase in our Scores segment operating income and an $8.6 million increase in our Applications segment operating income, partially offset by a $10.4 million increase in corporate expenses and a $10.3 million increase in our Decision Management Software segment operating loss.
The year-to-date period over period $8.6 million increase in Applications segment operating income was due to a $19.0 million increase in segment revenue, partially offset by a $10.4 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was 27%, materially consistent with the six months ended March 31, 2017.
The year-to-date period over period $28.5 million increase in Scores segment operating income was attributable to a $33.0 million increase in segment revenue, partially offset by a $4.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 80% from 78%, mainly due to an increase in sales of our higher-margin score products.
The year-to-date period over period $10.3 million increase in Decision Management Software segment operating loss was attributable to a $6.8 million decrease in segment revenue and a $3.5 million increase in segment operating expenses. Segment operating loss as a percentage of segment revenue for Decision Management Software decreased to a negative 35% from a negative 11% primarily due to a decrease in sales of our higher-margin software products, as well as our continued investment in cloud infrastructure operations and new products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2018, we had $107.9 million in cash and cash equivalents, which included $94.4 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $131.0 million principal payment due in May 2018 on our senior notes issued in May 2008. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Depending on market conditions, we may refinance some of our current debt during 2018. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the U.S. without material incremental tax provision.
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
Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$78,010	$99,397	$(21,387)
Investing activities	(13,256)	(9,604)	(3,652)
Financing activities	(64,697)	(48,685)	(16,012)
Effect of exchange rate changes on cash	2,193	(1,186)	3,379
Increase in cash and cash equivalents	$2,250	$39,922	(37,672)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $78.0 million during the six months ended March 31, 2018 from $99.4 million during the six months ended March 31, 2017. The $21.4 million decrease was mainly attributable to a $26.8 million decrease that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $13.3 million for six months ended March 31, 2018 from $9.6 million for the six months ended March 31, 2017. The $3.7 million increase was attributable to a $2.2 million increase in purchases, net of proceeds from sale, of marketable securities as well as a $1.5 million increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $64.7 million for the six months ended March 31, 2018 from $48.7 million for the six months ended March 31, 2017. The $16.0 million increase was mainly due to a $50.0 million increase in repurchases of common stock, a $7.4 million decrease in proceeds from the exercise of stock options and a $3.5 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $44.0 million increase in proceeds, net of payments, from our revolving line of credit.
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
Pursuant to the October 2017 program, we repurchased 461,003 shares of our common stock at a total repurchase price of $75.0 million during the quarter ended March 31, 2018, and pursuant to the July 2016 and October 2017 programs, we repurchased 795,921 shares of our common stock at a total repurchase price of $124.6 million during the six months ended March 31, 2018. We had $162.0 million remaining under the October 2017 authorization as of March 31, 2018.
Revolving Line of Credit
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a minimum fixed charge ratio of 2.5 and a maximum consolidated leverage ratio of 3.0, subject to a step up to 3.5 following certain permitted acquisitions. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2018, we had $460.0 million in borrowings outstanding at a weighted average interest rate of 2.973% and were in compliance with all financial covenants under this credit facility. Depending on market conditions, we may refinance some of our debt in 2018.

Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series with maturities ranging from 5 to 10 years. The outstanding 2008 Senior Notes’ weighted average interest rate is 7.2% and the weighted average maturity is 10.0 years. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The Senior Notes are subject to certain restrictive covenants that are substantially similar to those in the credit agreement for the revolving credit facility, including maintenance of consolidated leverage and fixed charge coverage ratios. The purchase agreements for the Senior Notes also include covenants typical of unsecured facilities. As of March 31, 2018, the carrying value of the Senior Notes was $243.9 million and we were in compliance with all financial covenants under these facilities.
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
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). We use the Black-Scholes valuation model to determine the fair value of our stock options and the Monte Carlo valuation model to determine the fair value of our market share units. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2018 and September 30, 2017:

	March 31, 2018			September 30, 2017
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$107,868	$107,868	0.45%	$105,618	$105,618	0.56%

On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”). On July 14, 2010 we issued an additional $245 million of senior notes to a group of institutional investors in a private placement (the “2010 Senior Notes” and, with the 2008 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$131,000	$131,527	$131,000	$134,250
The 2010 Senior Notes	113,000	116,601	113,000	119,106
Debt issuance costs	(132)	(132)	(199)	(199)
Total	$243,868	$247,996	$243,801	$253,157
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on December 30, 2019. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $460.0 million in borrowings outstanding at a weighted average interest rate of 2.973% under the credit facility as of March 31, 2018.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2018 and September 30, 2017:

	March 31, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,250	$6,506	$—
Buy foreign currency:
British pound (GBP)	GBP	6,556	$9,250	$—
Singapore dollar (SGD)	SGD	8,363	$6,400	$—

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	$—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	$—
The foreign currency forward contracts were entered into on March 31, 2018 and September 30, 2017, respectively; therefore, their fair value was $0 on each of these dates.
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

We continue to expand the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Decision Management, or “DM.” Our DM strategy is designed to enable us to increase our business by selling multiple products to clients, as well as to enable the development of custom client solutions that may lead to opportunities to develop new proprietary scores or other new proprietary products. Our DM strategy is also increasingly focused on the delivery of our products through cloud-based deployments. The market may be unreceptive to our general DM business approach, including being unreceptive to purchasing multiple products from us, unreceptive to our customized solutions, or unreceptive to our cloud-based offerings. As we continue to pursue our DM strategy, we may experience volatility in our revenues and operating results caused by various factors, including differences in revenue recognition treatment between our cloud-based offerings and on-premises software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales and delivery methods. If our DM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 through October 31, 2017	319,804	$159.82	313,051	$186,993,286
November 1, 2017 through November 30, 2017	456	$176.30	—	$186,993,286
December 1, 2017 through December 31, 2017	150,299	$168.99	147,952	$161,990,477
	470,559	$162.76	461,003	$161,990,477

(1)	Includes 9,556 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2018.

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

FAIR ISAAC CORPORATION

DATE:	April 26, 2018

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 26, 2018

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)