Form 10-Q
period 2018-06-30
FAIR ISAAC CORP
filed 2018-07-26
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The number of shares of common stock outstanding on July 13, 2018 was 29,144,337 (excluding 59,712,446 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	September 30, 2017
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$119,929	$105,618
Accounts receivable, net	182,419	168,586
Prepaid expenses and other current assets	32,944	36,727
Total current assets	335,292	310,931
Marketable securities	16,930	13,791
Other investments	11,711	11,724
Property and equipment, net	51,517	40,703
Goodwill	802,041	804,414
Intangible assets, net	16,079	21,185
Deferred income taxes	40,536	47,204
Other assets	12,964	5,668
Total assets	$1,287,070	$1,255,620
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,509	$19,510
Accrued compensation and employee benefits	75,218	77,610
Other accrued liabilities	33,899	32,104
Deferred revenue	60,587	55,431
Current maturities on debt	202,000	142,000
Total current liabilities	397,213	326,655
Long-term debt	556,713	462,801
Other liabilities	38,500	39,627
Total liabilities	992,426	829,083
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,317 and 30,243 shares outstanding at June 30, 2018 and September 30, 2017, respectively)	293	302
Paid-in-capital	1,192,322	1,195,431
Treasury stock, at cost (59,540 and 58,614 shares at June 30, 2018 and September 30, 2017, respectively)	(2,515,207)	(2,301,097)
Retained earnings	1,690,330	1,598,395
Accumulated other comprehensive loss	(73,094)	(66,494)
Total stockholders’ equity	294,644	426,537
Total liabilities and stockholders’ equity	$1,287,070	$1,255,620

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$195,491	$166,695	$565,348	$481,604
Professional services	43,209	43,871	131,913	128,698
License	20,805	20,420	55,423	68,662
Total revenues	259,505	230,986	752,684	678,964
Operating expenses:
Cost of revenues *	78,390	69,793	231,268	211,921
Research and development	32,483	27,839	93,976	80,644
Selling, general and administrative *	98,685	84,089	286,038	255,534
Amortization of intangible assets *	1,571	3,365	5,043	9,997
Restructuring and acquisition-related	—	4,471	—	4,471
Total operating expenses	211,129	189,557	616,325	562,567
Operating income	48,376	41,429	136,359	116,397
Interest expense, net	(8,223)	(6,653)	(21,799)	(19,403)
Other income, net	1,588	555	1,940	128
Income before income taxes	41,741	35,331	116,500	97,122
Provision for income taxes	9,380	10,104	24,565	8,910
Net income	32,361	25,227	91,935	88,212
Other comprehensive income (loss):
Foreign currency translation adjustments	(18,796)	10,395	(6,600)	2,137
Comprehensive income	$13,565	$35,622	$85,335	$90,349
Earnings per share:
Basic	$1.09	$0.82	$3.07	$2.85
Diluted	$1.04	$0.78	$2.93	$2.73
Shares used in computing earnings per share:
Basic	29,708	30,914	29,924	30,973
Diluted	31,161	32,224	31,341	32,340

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share data)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2017	30,243	$302	$1,195,431	$(2,301,097)	$1,598,395	$(66,494)	$426,537
Share-based compensation	—	—	54,631	—	—	—	54,631
Issuance of treasury stock under employee stock plans	433	4	(57,740)	17,356	—	—	(40,380)
Repurchases of common stock	(1,359)	(13)	—	(231,466)	—	—	(231,479)
Net income	—	—	—	—	91,935	—	91,935
Foreign currency translation adjustments	—	—	—	—	—	(6,600)	(6,600)
Balance at June 30, 2018	29,317	$293	$1,192,322	$(2,515,207)	$1,690,330	$(73,094)	$294,644
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$91,935	$88,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,329	27,427
Share-based compensation	54,631	43,546
Deferred income taxes	6,749	(2)
Net gain on marketable securities	(635)	—
Provision for doubtful accounts, net	541	1,388
Net loss on sales of property and equipment	28	26
Changes in operating assets and liabilities:
Accounts receivable	(15,571)	25,605
Prepaid expenses and other assets	(3,056)	(26,171)
Accounts payable	2,623	(5,432)
Accrued compensation and employee benefits	(1,977)	(8,317)
Other liabilities	55	5,838
Deferred revenue	5,437	19,303
Net cash provided by operating activities	163,089	171,423
Cash flows from investing activities:
Purchases of property and equipment	(24,220)	(14,792)
Proceeds from sales of marketable securities	3,005	—
Purchases of marketable securities	(5,509)	—
Purchase of cost method investees	—	(777)
Net cash used in investing activities	(26,724)	(15,569)
Cash flows from financing activities:
Proceeds from revolving line of credit	371,000	98,000
Payments on revolving line of credit	(480,000)	(57,000)
Proceeds from issuance of senior notes	400,000	—
Payments on senior notes	(131,000)	—
Payments on debt issuance costs	(7,869)	—
Proceeds from issuance of treasury stock under employee stock plans	2,492	13,112
Taxes paid related to net share settlement of equity awards	(42,872)	(39,324)
Dividends paid	—	(1,238)
Repurchases of common stock	(229,540)	(116,341)
Net cash used in financing activities	(117,789)	(102,791)
Effect of exchange rate changes on cash	(4,265)	1,678
Increase in cash and cash equivalents	14,311	54,741
Cash and cash equivalents, beginning of period	105,618	75,926
Cash and cash equivalents, end of period	$119,929	$130,667
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$9,975	$22,726
Cash paid for interest	$20,501	$18,847
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$5,282	$2,470
Unsettled repurchases of common stock	$7,601	$4,177
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)”, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard.
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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2018 and September 30, 2017.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2018 and September 30, 2017.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2018 and September 30, 2017:

June 30, 2018	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2018
	(In thousands)
Assets:
Cash equivalents (1)	$32,500	$32,500
Marketable securities (2)	16,930	16,930
Total	$49,430	$49,430

September 30, 2017	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2017
	(In thousands)
Assets:
Cash equivalents (1)	$15,295	$15,295
Marketable securities (2)	13,791	13,791
Total	$29,086	$29,086

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at June 30, 2018 and September 30, 2017. Not included in these tables are cash deposits of $87.4 million and $90.3 million at June 30, 2018 and September 30, 2017, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheet at June 30, 2018 and September 30, 2017.

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
Foreign-currency-denominated receivable and cash balances are remeasured at foreign exchange rates in effect on the balance sheet date with the effects of changes in foreign exchange rates reported in other income, net. The forward contracts are not designated as hedges and are marked to market through other income, net. Fair value changes in the forward contracts help mitigate the changes in the value of the remeasured receivable and cash balances attributable to changes in foreign exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2018 and September 30, 2017:

	June 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	6,300	$7,344	$—
Buy foreign currency:
British pound (GBP)	GBP	6,963	$9,200	$—
Singapore dollar (SGD)	SGD	8,326	$6,100	$—

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	$—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	$—
The foreign currency forward contracts were entered into on June 30, 2018 and September 30, 2017, respectively; therefore, their fair value was $0 on each of these dates.
Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Losses on foreign currency forward contracts	$870	$—	$251	$505
4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenues	$628	$1,723	$1,949	$5,096
Selling, general and administrative expenses	943	1,642	3,094	4,901
	$1,571	$3,365	$5,043	$9,997

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $111.7 million and $114.5 million as of June 30, 2018 and September 30, 2017, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2018 was as follows (in thousands):

Year Ended September 30,
2018 (excluding the nine months ended June 30, 2018)	$1,546
2019	5,979
2020	3,648
2021	2,417
2022	2,272
Thereafter	217
$16,079
The following table summarizes changes to goodwill during the nine months ended June 30, 2018, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2017	$588,288	$146,648	$69,478	$804,414
Foreign currency translation adjustment	(2,195)	—	(178)	(2,373)
Balance at June 30, 2018	$586,093	$146,648	$69,300	$802,041
5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
	(In thousands)
Property and equipment	$159,534	$135,360
Less: accumulated depreciation and amortization	(108,017)	(94,657)
	$51,517	$40,703
6. Revolving Line of Credit
On May 8, 2018, we amended our credit agreement with a syndicate of banks, extending the maturity date of the unsecured revolving line of credit from December 30, 2019 to May 8, 2023, while reducing our borrowing capacity to $400 million with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2018, we had $252.0 million in borrowings outstanding at a weighted average interest rate of 3.201%, of which $50.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of June 30, 2018.

7. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”).
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. As of June 30, 2018, we were in compliance with all financial covenants.
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2008 Senior Notes and the 2010 Senior Notes, the “Senior Notes”). We have used the net proceeds to repay all the outstanding aggregate principal amount of the 2008 Senior Notes at maturity, as well as a portion of the outstanding balance on our revolving credit facility. The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. The purchase agreements for the 2008 and 2010 Senior Notes and the indenture for the 2018 Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the carrying amounts and fair values for the Senior Notes at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$—	$—	$131,000	$134,250
The 2010 Senior Notes	113,000	114,966	113,000	119,106
The 2018 Senior Notes	400,000	402,000	—	—
Debt issuance costs	(6,287)	(6,287)	(199)	(199)
Total	$506,713	$510,679	$243,801	$253,157
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
8. Restructuring Expenses
There were no restructuring expenses during the quarter and nine months ended June 30, 2018.
During both the quarter and nine months ended June 30, 2017, we incurred net charges totaling $4.5 million consisting of $1.7 million in facilities charges associated with vacating excess leased space in San Rafael and $2.8 million in employee separation costs due to the elimination of 79 positions throughout the Company. Cash payment for all the facilities charges will be paid by the end of our fiscal 2020. Cash payment for all the employee separation costs were paid before the end of the second quarter of fiscal 2018.
The following table summarizes our restructuring accruals related to facility closures and employee separation charges. The current portion and non-current portion is recorded in other accrued liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheets. The balance for all the facilities charges will be paid by the end of fiscal 2020.

	Accrual at	Cash Payments	Accrual at
	September 30, 2017		June 30, 2018
	(In thousands)
Facilities charges	$8,120	$(2,152)	$5,968
Employee separation	185	(185)	—
	8,305	$(2,337)	5,968
Less: current portion	(3,077)		(3,720)
Non-current	$5,228		$2,248

9. Income Taxes
Effective Tax Rate
The effective income tax rate was 22.5% and 28.6% during the quarters ended June 30, 2018 and 2017, respectively, and 21.1% and 9.2% during the nine months ended June 30, 2018 and 2017, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rate for the nine months ended June 30, 2018 was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ended September 30, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate and (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries that is payable over eight years.
The Tax Act reduces the federal corporate tax rate to 21.0% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we will utilize a blended rate of 24.5% for our fiscal 2018 tax year, by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. We recorded provisional charges for the re-measurement of the deferred tax assets of $5.6 million to our income tax expense related to long-term deferred tax assets and $4.4 million related to short-term deferred tax assets during the nine months ended June 30, 2018.
The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. As of June 30, 2018, we were able to make a reasonable estimate and recorded a provisional Transition Tax obligation of $4.9 million.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.
The total unrecognized tax benefit for uncertain tax positions is estimated to be $5.2 million and $6.5 million at June 30, 2018 and September 30, 2017, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.4 million related to unrecognized tax benefits as of June 30, 2018 and September 30, 2017.

10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$32,361	$25,227	$91,935	$88,212
Denominator - share:
Basic weighted-average shares	29,708	30,914	29,924	30,973
Effect of dilutive securities	1,453	1,310	1,417	1,367
Diluted weighted-average shares	31,161	32,224	31,341	32,340
Earnings per share:
Basic	$1.09	$0.82	$3.07	$2.85
Diluted	$1.04	$0.78	$2.93	$2.73
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for each of the quarters ended June 30, 2018 and 2017. There were approximately 7,000 and 11,000 options excluded for the nine months ended June 30, 2018 and 2017, respectively.
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

The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30, 2018
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$93,598	$90,716	$11,177	$—	$195,491
Professional services	34,173	505	8,531	—	43,209
License	13,847	884	6,074	—	20,805
Total segment revenues	141,618	92,105	25,782	—	259,505
Segment operating expense	(107,228)	(16,374)	(35,151)	(31,922)	(190,675)
Segment operating income (loss)	$34,390	$75,731	$(9,369)	$(31,922)	68,830
Unallocated share-based compensation expense					(18,883)
Unallocated amortization expense					(1,571)
Operating income					48,376
Unallocated interest expense, net					(8,223)
Unallocated other income, net					1,588
Income before income taxes					$41,741
Depreciation expense	$3,682	$130	$1,321	$215	$5,348

	Quarter Ended June 30, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$87,443	$68,376	$10,876	$—	$166,695
Professional services	35,990	487	7,394	—	43,871
License	10,349	651	9,420	—	20,420
Total segment revenues	133,782	69,514	27,690	—	230,986
Segment operating expense	(95,357)	(14,013)	(31,312)	(26,724)	(167,406)
Segment operating income (loss)	$38,425	$55,501	$(3,622)	$(26,724)	63,580
Unallocated share-based compensation expense					(14,315)
Unallocated amortization expense					(3,365)
Unallocated restructuring and acquisition-related					(4,471)
Operating income					41,429
Unallocated interest expense, net					(6,653)
Unallocated other income, net					555
Income before income taxes					$35,331
Depreciation expense	$3,931	$239	$1,196	$331	$5,697

	Nine Months Ended June 30, 2018
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$284,441	$245,934	$34,973	$—	$565,348
Professional services	107,542	1,465	22,906	—	131,913
License	37,743	2,531	15,149	—	55,423
Total segment revenues	429,726	249,930	73,028	—	752,684
Segment operating expense	(316,886)	(48,673)	(98,917)	(92,175)	(556,651)
Segment operating income (loss)	$112,840	$201,257	$(25,889)	$(92,175)	196,033
Unallocated share-based compensation expense					(54,631)
Unallocated amortization expense					(5,043)
Operating income					136,359
Unallocated interest expense, net					(21,799)
Unallocated other income, net					1,940
Income before income taxes					$116,500
Depreciation expense	$11,459	$432	$4,024	$737	$16,652

	Nine Months Ended June 30, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$258,337	$190,256	$33,011	$—	$481,604
Professional services	102,971	2,002	23,725	—	128,698
License	41,576	2,071	25,015	—	68,662
Total segment revenues	402,884	194,329	81,751	—	678,964
Segment operating expense	(294,608)	(41,816)	(91,549)	(76,580)	(504,553)
Segment operating income (loss)	$108,276	$152,513	$(9,798)	$(76,580)	174,411
Unallocated share-based compensation expense					(43,546)
Unallocated amortization expense					(9,997)
Unallocated restructuring and acquisition-related					(4,471)
Operating income					116,397
Unallocated interest expense, net					(19,403)
Unallocated other income, net					128
Income before income taxes					$97,122
Depreciation expense	$11,758	$741	$3,524	$1,021	$17,044

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
13. Subsequent Events
In July 2018, our Board of Directors approved a new stock repurchase program following the completion of a similar program that was approved in October 2017. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 33% and 34% of total consolidated revenues for the quarters ended June 30, 2018 and 2017, respectively, and 33% and 35% of total consolidated revenues for the nine months ended June 30, 2018 and 2017, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 87% and 74% of our revenues were derived from within this industry during the quarters ended June 30, 2018 and 2017, respectively, and 85% and 74% of our revenues were derived from within this industry during the nine months ended June 30, 2018 and 2017, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 75% and 72% of our revenues during the quarters ended June 30, 2018 and 2017, respectively. Arrangements with transactional or unit-based pricing accounted for 75% and 71% of our revenues during the nine months ended June 30, 2018 and 2017, respectively.

We continue to drive growth in our Scores segment. Scores revenue increased 32% to $92.1 million during the quarter ended June 30, 2018 from $69.5 million during the quarter ended June 30, 2017, and 29% to $249.9 million during the nine months ended June 30, 2018 from $194.3 million during the nine months ended June 30, 2017. Scores operating income increased 36% to $75.7 million during the quarter ended June 30, 2018 from $55.5 million during the quarter ended June 30, 2017, and 32% to $201.3 million during the nine months ended June 30, 2018 from $152.5 million during the nine months ended June 30, 2017. For our Applications and Decision Management Software segments, our cloud business continues to grow both in the absolute dollar value and as a percentage of revenues as we pursue our cloud-first strategy. During the quarter ended June 30, 2018, cloud revenues accounted for $58.1 million, or 35% of non-Scores revenues, compared to $51.2 million, or 32% during the quarter ended June 30, 2017. During the nine months ended June 30, 2018, cloud revenues accounted for $177.6 million, or 35% of non-Scores revenues, compared to $151.1 million, or 31% during the nine months ended June 30, 2017.
Operating income increased 17% to $48.4 million for the quarter ended June 30, 2018 from $41.4 million during the quarter ended June 30, 2017 and as a result, net earnings increased 28% to $32.4 million from $25.2 million. Operating income increased 17% to $136.4 million for the nine months ended June 30, 2018 from $116.4 million for the nine months ended June 30, 2017, and net earnings increased 4% to $91.9 million from $88.2 million primarily due to the increase in operating income, partially offset by the income tax expense related to enactment of the Tax Cuts and Jobs Act.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter and nine months ended June 30, 2018, we repurchased approximately 0.6 million shares at a total repurchase price of $106.9 million and 1.4 million shares at a total repurchase price of $231.5 million, respectively. As of June 30, 2018, we had $55.1 million remaining under our then-current stock repurchase program.
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

License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended June 30, 2018	$119.9	14%	15	28
Quarter Ended June 30, 2017	$95.5	19%	14	29
Nine Months Ended June 30, 2018	$303.8	27%	37	NM(a)
Nine Months Ended June 30, 2017	$283.0	34%	40	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 43% and 39% of total bookings for the quarters ended June 30, 2018 and 2017, respectively. Professional services bookings were 46% and 43% of total bookings for the quarters ended June 30, 2018 and 2017, respectively. License bookings were 11% and 18% of total bookings for the quarters ended June 30, 2018 and 2017, respectively.
Transactional and maintenance bookings were 41% and 37% of total bookings for the nine months ended June 30, 2018 and 2017, respectively. Professional services bookings were 47% and 45% of total bookings for the nine months ended June 30, 2018 and 2017, respectively. License bookings were 12% and 18% of total bookings for the nine months ended June 30, 2018 and 2017, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017	2018	2017
	(In thousands)				(In thousands)
Applications	$141,618	$133,782	55%	58%	$7,836	6%
Scores	92,105	69,514	35%	30%	22,591	32%
Decision Management Software	25,782	27,690	10%	12%	(1,908)	(7)%
Total	$259,505	$230,986	100%	100%	28,519	12%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017	2018	2017
	(In thousands)				(In thousands)
Applications	$429,726	$402,884	57%	59%	$26,842	7%
Scores	249,930	194,329	33%	29%	55,601	29%
Decision Management Software	73,028	81,751	10%	12%	(8,723)	(11)%
Total	$752,684	$678,964	100%	100%	73,720	11%

Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017

Applications

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$93,598	$87,443	$6,155	7%
Professional services	34,173	35,990	(1,817)	(5)%
License	13,847	10,349	3,498	34%
Total	$141,618	$133,782	7,836	6%
Applications segment revenues increased $7.8 million primarily due to a $2.4 million increase in our Compliance solutions, a $2.1 million increase in our originations solutions, a $1.8 million increase in our customer management solutions, and a $1.4 million increase in our customer communications services. The increases in our compliance, originations and customer management solutions were primarily attributable to an increase in transactional and license revenues. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market.

Scores

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$90,716	$68,376	$22,340	33%
Professional services	505	487	18	4%
License	884	651	233	36%
Total	$92,105	$69,514	22,591	32%
Scores segment revenues increased $22.6 million due to an increase of $18.8 million in our business-to-business scores revenue and $3.8 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in transactional scores in originations, primarily driven by a higher unit price in mortgage activities. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended June 30, 2018 and 2017, revenues generated from our agreements with Experian accounted for 12% and 9%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 15% and 12%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$11,177	$10,876	$301	3%
Professional services	8,531	7,394	1,137	15%
License	6,074	9,420	(3,346)	(36)%
Total	$25,782	$27,690	(1,908)	(7)%
Decision Management Software segment revenues decreased $1.9 million primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor® product.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Applications

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$284,441	$258,337	$26,104	10%
Professional services	107,542	102,971	4,571	4%
License	37,743	41,576	(3,833)	(9)%
Total	$429,726	$402,884	26,842	7%
Applications segment revenues increased $26.8 million primarily due to a $13.0 million increase in our originations solutions, a $9.2 million increase in our customer communications services, a $4.5 million increase in our compliance solutions, and a $3.4 million increase in our collections & recovery solutions, partially offset by a $4.7 million decrease in our fraud solutions. The increase in originations solutions was primarily attributable to an increase in transactional and services revenues from our SaaS products. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market. The increase in compliance solutions was primarily attributable to an increase in license and maintenance revenues. The increase in collections & recovery solutions was primarily attributable to an increase in license revenue. The decrease in fraud solutions was primarily attributable to a decrease in license revenue, partially offset by an increase in transactional revenue.

Scores

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$245,934	$190,256	$55,678	29%
Professional services	1,465	2,002	(537)	(27)%
License	2,531	2,071	460	22%
Total	$249,930	$194,329	55,601	29%
Scores segment revenues increased $55.6 million due to an increase of $43.1 million in our business-to-business scores revenue and $12.5 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a $35.6 million increase in transactional scores in originations, primarily driven by a higher unit price in mortgage activities; as well as an $8.9 million increase in transactional scores in account management and prescreen, driven by higher transactional volume. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the nine months ended June 30, 2018 and 2017, revenues generated from our agreements with Experian accounted for 11% and 9%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 14% and 11%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
	(In thousands)		(In thousands)
Transactional and maintenance	$34,973	$33,011	$1,962	6%
Professional services	22,906	23,725	(819)	(3)%
License	15,149	25,015	(9,866)	(39)%
Total	$73,028	$81,751	(8,723)	(11)%

Decision Management Software segment revenues decreased $8.7 million primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor®.
Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2018	2017	2018	2017
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$259,505	$230,986	100%	100%	$28,519	12%
Operating expenses:
Cost of revenues	78,390	69,793	30%	30%	8,597	12%
Research and development	32,483	27,839	12%	12%	4,644	17%
Selling, general and administrative	98,685	84,089	38%	37%	14,596	17%
Amortization of intangible assets	1,571	3,365	1%	1%	(1,794)	(53)%
Restructuring and acquisition-related	—	4,471	—%	2%	(4,471)	(100)%
Total operating expenses	211,129	189,557	81%	82%	21,572	11%
Operating income	48,376	41,429	19%	18%	6,947	17%
Interest expense, net	(8,223)	(6,653)	(4)%	(3)%	(1,570)	24%
Other income, net	1,588	555	1%	—%	1,033	186%
Income before income taxes	41,741	35,331	16%	15%	6,410	18%
Provision for income taxes	9,380	10,104	4%	4%	(724)	(7)%
Net income	$32,361	$25,227	12%	11%	7,134	28%
Number of employees at quarter end	3,546	3,257			289	9%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2018	2017	2018	2017
	(In thousands)				(In thousands)
Revenues	$752,684	$678,964	100%	100%	$73,720	11%
Operating expenses:
Cost of revenues	231,268	211,921	31%	31%	19,347	9%
Research and development	93,976	80,644	12%	12%	13,332	17%
Selling, general and administrative	286,038	255,534	38%	38%	30,504	12%
Amortization of intangible assets	5,043	9,997	1%	1%	(4,954)	(50)%
Restructuring and acquisition-related	—	4,471	—%	1%	(4,471)	(100)%
Total operating expenses	616,325	562,567	82%	83%	53,758	10%
Operating income	136,359	116,397	18%	17%	19,962	17%
Interest expense, net	(21,799)	(19,403)	(3)%	(3)%	(2,396)	12%
Other income, net	1,940	128	—%	—%	1,812	1,416%
Income before income taxes	116,500	97,122	15%	14%	19,378	20%
Provision for income taxes	24,565	8,910	3%	1%	15,655	176%
Net income	$91,935	$88,212	12%	13%	3,723	4%
Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
Cost of revenue expenses increased $8.6 million to $78.4 million during the quarter ended June 30, 2018 from $69.8 million during the quarter ended June 30, 2017. The increase was primarily attributable to a $3.3 million increase in facilities and infrastructure costs, driven by increased resource requirement due to expansion in our cloud infrastructure operations; a $2.7 million increase in personnel and labor costs; and a $2.0 million increase in direct materials cost. Cost of revenues as a percentage of revenues was 30% during the quarter ended June 30, 2018, consistent with that incurred during the quarter ended June 30, 2017.
Cost of revenues expenses increased $19.3 million to $231.3 million during the nine months ended June 30, 2018 from $211.9 million during the nine months ended June 30, 2017. The increase was primarily attributable to a $10.8 million increase in facilities and infrastructure costs and a $5.5 million increase in personnel and labor costs. The increase in facilities and infrastructure costs was primarily attributable to increased resource requirement due to expansion in our cloud infrastructure operations. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost and share-based compensation costs. Cost of revenues as a percentage of revenues was 31% during the nine months ended June 30, 2018, consistent with that incurred during the nine months ended June 30, 2017.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with that incurred during the quarter ended June 30, 2018.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.

Research and development expenses increased $4.7 million to $32.5 million during the quarter ended June 30, 2018 from $27.8 million during the quarter ended June 30, 2017. The increase was primarily attributable to an increase in labor and personnel costs as a result of our continued investment in cloud computing and SaaS, as well as other new products. Research and development expenses as a percentage of revenues was 12% during the quarter ended June 30, 2018, consistent with that incurred during the quarter ended June 30, 2017.
Research and development expenses increased $13.4 million to $94.0 million during the nine months ended June 30, 2018 from $80.6 million during the nine months ended June 30, 2017, primarily attributable to our continued investment in cloud computing and SaaS, as well as other new products. Research and development expenses as a percentage of revenues was 12% during the nine months ended June 30, 2018, consistent with that incurred during the nine months ended June 30, 2017.
Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with that incurred during the quarter ended June 30, 2018.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
Selling, general and administrative expenses as a percentage of revenues increased to 38% during the quarter ended June 30, 2018 from 37% during the quarter ended June 30, 2017. The $14.6 million increase was primarily attributable to a $9.6 million increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and incentive costs; as well as a $6.3 million increase in marketing and travel costs, primarily driven by a company-wide marketing event during the quarter ended June 30, 2018.
Selling, general and administrative expenses increased $30.5 million to $286.0 million during the nine months ended June 30, 2018 from $255.5 million during the nine months ended June 30, 2017, primarily attributable to an increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and incentive costs. Selling, general and administrative expenses as a percentage of revenues was 38% during the nine months ended June 30, 2018, consistent with that incurred during the nine months ended June 30, 2017.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with that incurred during the quarter ended June 30, 2018.
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
The quarter over quarter decrease in amortization expense of $1.8 million was primarily attributable to certain intangible assets associated with our HNC and Adeptra acquisitions becoming fully amortized in August and September 2017, respectively.
The year-to-date period over period decrease in amortization expense of $5.0 million was primarily attributable to certain intangible assets associated with our HNC and Adeptra acquisitions becoming fully amortized in August and September 2017, respectively.
Over the next several quarters, we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended June 30, 2018.
Restructuring and Acquisition-related
There were no restructuring or acquisition-related expenses during the quarter and nine months ended June 30, 2018.

During both the quarter and nine months ended June 30, 2017, we incurred net charges totaling $4.5 million consisting of $1.7 million in facilities charges associated with vacating excess leased space in San Rafael and $2.8 million in employee separation costs due to the elimination of 79 positions throughout the Company. Cash payment for all the facilities charges will be paid by the end of our fiscal 2020. Cash payment for all the employee separation costs were paid before the end of the second quarter of fiscal 2018.
Interest Expense, Net
Interest expense includes primarily interest on the senior notes issued in May 2008, July 2010 and May 2018, as well as interest and credit facility fees on the revolving line of credit. Our consolidated statements of income and comprehensive income include interest expense netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter over quarter increase in interest expense of $1.6 million was primarily attributable to a higher average outstanding debt balance during the quarter ended June 30, 2018, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
The year-to-date period over period increase in interest expense of $2.4 million was primarily attributable to a higher average outstanding debt balance during the nine months ended June 30, 2018, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
Over the next several quarters, we expect net interest expense will be higher than the net interest expense incurred during the quarter ended June 30, 2018.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
Provision for Income Taxes
The effective income tax rate was 22.5% and 28.6% during the quarters ended June 30, 2018 and 2017, respectively, and 21.1% and 9.2% during the nine months ended June 30, 2018 and 2017, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the nine months ended June 30, 2018 was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018, and imposes a deemed repatriation tax on previously untaxed accumulated earnings and profits of foreign subsidiaries. We remeasured our deferred tax assets using a blended rate of 24.5% — by applying a pro-rated percentage of the number of days before and after the January 1, 2018 effective date — and recorded provisional charges for the remeasurement of the deferred tax assets of $5.6 million to our income tax expense related to long-term deferred tax assets and $4.4 million related to short-term deferred tax assets during the nine months ended June 30, 2018. We also recorded a provisional charge of $4.9 million to our income tax expense for the deemed repatriation transition tax. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017
	(In thousands)		(In thousands)
Applications	$34,390	$38,425	$(4,035)	(11)%
Scores	75,731	55,501	20,230	36%
Decision Management Software	(9,369)	(3,622)	(5,747)	159%
Corporate expenses	(31,922)	(26,724)	(5,198)	19%
Total segment operating income	68,830	63,580	5,250	8%
Unallocated share-based compensation	(18,883)	(14,315)	(4,568)	32%
Unallocated amortization expense	(1,571)	(3,365)	1,794	(53)%
Unallocated restructuring and acquisition-related	—	(4,471)	4,471	(100)%
Operating income	$48,376	$41,429	6,947	17%

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017
	(In thousands)		(In thousands)
Applications	$112,840	$108,276	$4,564	4%
Scores	201,257	152,513	48,744	32%
Decision Management Software	(25,889)	(9,798)	(16,091)	164%
Corporate expenses	(92,175)	(76,580)	(15,595)	20%
Total segment operating income	196,033	174,411	21,622	12%
Unallocated share-based compensation	(54,631)	(43,546)	(11,085)	25%
Unallocated amortization expense	(5,043)	(9,997)	4,954	(50)%
Unallocated restructuring and acquisition-related	—	(4,471)	4,471	(100)%
Operating income	$136,359	$116,397	19,962	17%
Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)				(In thousands)
Segment revenues	$141,618	$133,782	100%	100%	$429,726	$402,884	100%	100%
Segment operating expense	(107,228)	(95,357)	(76)%	(71)%	(316,886)	(294,608)	(74)%	(73)%
Segment operating income	$34,390	$38,425	24%	29%	$112,840	$108,276	26%	27%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)				(In thousands)
Segment revenues	$92,105	$69,514	100%	100%	$249,930	$194,329	100%	100%
Segment operating expense	(16,374)	(14,013)	(18)%	(20)%	(48,673)	(41,816)	(19)%	(22)%
Segment operating income	$75,731	$55,501	82%	80%	$201,257	$152,513	81%	78%
Decision Management Software

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)				(In thousands)
Segment revenues	$25,782	$27,690	100%	100%	$73,028	$81,751	100%	100%
Segment operating expense	(35,151)	(31,312)	(136)%	(113)%	(98,917)	(91,549)	(135)%	(112)%
Segment operating loss	$(9,369)	$(3,622)	(36)%	(13)%	$(25,889)	$(9,798)	(35)%	(12)%
The quarter over quarter $6.9 million increase in operating income was attributable to a $28.6 million increase in segment revenues, a $4.5 million decrease in restructuring and acquisition-related cost and a $1.7 million decrease in amortization cost, partially offset by an $18.1 million increase in segment operating expenses, a $5.2 million increase in corporate expenses and a $4.6 million increase in share-based compensation cost.
At the segment level, the quarter over quarter $5.3 million increase in segment operating income was the result of a $20.2 million increase in our Scores segment operating income, partially offset by a $5.7 million increase in our Decision Management Software segment operating loss, a $5.2 million increase in corporate expense and a $4.0 million decrease in our Applications segment operating income.
The quarter over quarter $4.0 million decrease in Applications segment operating income was due to an $11.9 million increase in segment operating expenses, partially offset by a $7.9 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 24% from 29% mainly due to an increase in personnel cost and an increase in facilities and infrastructure cost, both driven by increased resource requirement due to expansion in our cloud infrastructure operations, which was partially offset by an increase in sales of our higher-margin software products.
The quarter over quarter $20.2 million increase in Scores segment operating income was due to a $22.6 million increase in segment revenue, partially offset by a $2.4 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 82% from 80% mainly due to an increase in sales of our higher-margin score products.
The quarter over quarter $5.7 million increase in Decision Management Software segment operating loss was due to a $3.8 million increase in segment operating expenses and a $1.9 million decrease in segment revenue. Segment operating margin for Decision Management Software decreased to a negative 36% from a negative 13% primarily due to a decrease in sales of our higher-margin software products, as well as our continued investment in cloud infrastructure operations and new products.
The year-to-date period over period increase of $20.0 million in operating income was attributable to a $73.7 million increase in segment revenues, a $5.0 million decrease in amortization cost and a $4.5 million decrease in restructuring and acquisition-related cost, partially offset by a $36.5 million increase in segment operating expenses, a $15.6 million increase in corporate expenses and an $11.1 million increase in share-based compensation cost.

At the segment level, the year-to-date period over period increase of $21.6 million in segment operating income was the result of a $48.7 million increase in our Scores segment operating income and a $4.6 million increase in our Applications segment operating income, partially offset by a $16.1 million increase in our Decision Management Software segment operating loss and a $15.6 million increase in corporate expenses.

The year-to-date period over period $4.6 million increase in Applications segment operating income was due to a $26.8 million increase in segment revenue, partially offset by a $22.2 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was 26%, materially consistent with the nine months ended June 30, 2017.
The year-to-date period over period $48.7 million increase in Scores segment operating income was attributable to a $55.6 million increase in segment revenue, partially offset by a $6.9 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 81% from 78%, mainly due to an increase in sales of our higher-margin score products.
The year-to-date period over period $16.1 million increase in Decision Management Software segment operating loss was attributable to an $8.7 million decrease in segment revenue and a $7.4 million increase in segment operating expenses. Segment operating loss as a percentage of segment revenue for Decision Management Software decreased to a negative 35% from a negative 12% primarily due to a decrease in sales of our higher-margin software products, as well as our continued investment in cloud infrastructure operations and new products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2018, we had $119.9 million in cash and cash equivalents, which included $96.6 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the U.S. without material incremental tax provision.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$163,089	$171,423	$(8,334)
Investing activities	(26,724)	(15,569)	(11,155)
Financing activities	(117,789)	(102,791)	(14,998)
Effect of exchange rate changes on cash	(4,265)	1,678	(5,943)
Increase in cash and cash equivalents	$14,311	$54,741	(40,430)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $163.1 million during the nine months ended June 30, 2018 from $171.4 million during the nine months ended June 30, 2017. The $8.3 million decrease was mainly attributable to a $23.3 million decrease that resulted from timing of receipts and payments in our ordinary course of business, partially offset by an $11.1 million increase in non-cash share based compensation expense and a $3.7 million increase in net income.

Cash Flows from Investing Activities
Net cash used in investing activities increased to $26.7 million for the nine months ended June 30, 2018 from $15.6 million for the nine months ended June 30, 2017. The $11.1 million increase was mainly attributable to a $9.4 million increase in purchases of property and equipment as well as a $2.5 million increase in purchases, net of proceeds from sale, of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $117.8 million for the nine months ended June 30, 2018 from $102.8 million for the nine months ended June 30, 2017. The $15.0 million increase was primarily attributable to a $150.0 million increase in payments, net of proceeds, on our revolving line of credit, a $113.2 million increase in repurchases of common stock, and a $10.6 million decrease in proceeds from issuance of treasury stock under employee stock plans, partially offset by a $269.0 million increase in proceeds, net of payments, from our senior notes.
Repurchases of Common Stock
In July 2016, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In October 2017, our Board of Directors approved another stock repurchase program following the completion of the July 2016 program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to the October 2017 program, we repurchased 563,196 shares of our common stock at a total repurchase price of $106.9 million during the quarter ended June 30, 2018, and pursuant to the July 2016 and October 2017 programs, we repurchased 1,359,117 shares of our common stock at a total repurchase price of $231.5 million during the nine months ended June 30, 2018. We had $55.1 million remaining under the October 2017 authorization as of June 30, 2018.
In July 2018, our Board of Directors approved a new stock repurchase program following the completion of the October 2017 program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.5 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2018, we had $252.0 million in borrowings outstanding at a weighted average interest rate of 3.201% and were in compliance with all financial covenants under this credit facility.

Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2008 Senior Notes and the 2010 Senior Notes, the “Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. The purchase agreements for the 2008 and 2010 Senior Notes and the indenture for the 2018 Senior Notes contain certain covenants typical of unsecured obligations. As of June 30, 2018, the carrying value of the Senior Notes was $506.7 million and we were in compliance with all financial covenants under these obligations.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date”, which defers the effective date for ASU 2014-09 by one year. For public entities, the guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)”, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing”, which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”, which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB further issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”, which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. Preliminarily, we plan to adopt Topic 606 in the first quarter of our fiscal 2019 using the retrospective transition method, and are continuing to evaluate the impact our pending adoption of Topic 606 will have on our consolidated financial statements.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2018 and September 30, 2017:

	June 30, 2018			September 30, 2017
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$119,929	$119,929	0.70%	$105,618	$105,618	0.56%

On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”), the outstanding aggregate principal amount of which was paid in full at maturity on May 7, 2018. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private placement to a group of institutional investors (the “2018 Senior Notes”, and with the 2008 Senior Notes and the 2010 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$—	$—	$131,000	$134,250
The 2010 Senior Notes	113,000	114,966	113,000	119,106
The 2018 Senior Notes	400,000	402,000	—	—
Debt issuance costs	(6,287)	(6,287)	(199)	(199)
Total	$506,713	$510,679	$243,801	$253,157
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $252.0 million in borrowings outstanding at a weighted average interest rate of 3.201% under the credit facility as of June 30, 2018.

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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2018 and September 30, 2017:

	June 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	6,300	$7,344	$—
Buy foreign currency:
British pound (GBP)	GBP	6,963	$9,200	$—
Singapore dollar (SGD)	SGD	8,326	$6,100	$—

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	$—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	$—
The foreign currency forward contracts were entered into on June 30, 2018 and September 30, 2017, respectively; therefore, their fair value was $0 on each of these dates.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 through April 30, 2018	9,745	$172.04	—	$161,990,477
May 1, 2018 through May 31, 2018	213,956	$180.85	210,000	$124,002,440
June 1, 2018 through June 30, 2018	353,414	$195.02	353,196	$55,121,758
	577,115	$189.38	563,196	$55,121,758

(1)	Includes 13,919 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2018.

(2)
In October 2017, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In July 2018, our Board of Directors approved a new stock repurchase program following the completion of the October 2017 program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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

4.1
Indenture dated as of May 8, 2018 by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 8, 2018 (file no. 001-11689)).

4.2	Form of the Company’s 5.25% Senior Notes due 2026 (included in Exhibit 4.1 hereto).

10.1
Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 2018 by and among the Company, the several banks and other financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2018 (file no. 001-11689)).

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

FAIR ISAAC CORPORATION

DATE:	July 26, 2018

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 26, 2018

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)