Form 10-K
period 2018-09-30
FAIR ISAAC CORP
filed 2018-11-09
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐		☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,548,843,145 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 26, 2018 was 28,955,028 (excluding 59,901,755 shares held by the Company as treasury stock).
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2019.

1

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2019.

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

More information about us can be found on our website, www.fico.com. We make our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the SEC. References to our website address in this report do not constitute an incorporation by reference. Information on our website is not part of this report.

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

Our Segments

We categorize our products and services into the following three operating segments:

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, software-as-a-service (“SaaS”) applications through the FICO® Analytic Cloud and/or Amazon Web Services, Inc. (“AWS”), our primary cloud infrastructure provider.

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

•
Decision Management Software. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Suite, as well as associated professional services. These tools are available to our customers as on-premises software or through the FICO® Analytic Cloud and/or AWS.

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

All of our solutions are designed to help businesses make decisions that are faster, more precise, more consistent and more agile, while reducing costs and risks incurred in making decisions. In addition, we offer our clients a portfolio of applications, tools and services in the cloud, which allow them to create, customize, deploy and manage powerful analytic services.
Applications

We develop industry-tailored decision management applications, which apply analytics, data management and decision management software to specific business challenges and processes. Our applications primarily serve clients in the banking, insurance, telecommunications, healthcare, retail and public sectors. During fiscal 2018, we continued to expand our product offerings for the FICO® Analytic Cloud and AWS, resulting in increased sales opportunities by accommodating small to mid-size businesses that benefit from the affordability and simplicity of cloud-based solutions. Within our Applications segment, our fraud solutions accounted for 17%, 19% and 20% of total revenues in each of fiscal 2018, 2017 and 2016, respectively; our customer communication services accounted for 10%, 10% and 9% of total revenues for each of these periods, respectively; and our customer management solutions accounted for 8%, 8% and 9% of total revenues in each of these periods, respectively.

Marketing Applications

FICO offers a suite of marketing products, capabilities and services designed to integrate the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs and deliver mathematically optimized offers. Our marketing solutions enable companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and hospitality companies) to execute more efficient and profitable customer interactions. Services offered in our marketing solutions include customer data integration services; services that enable real-time marketing through direct consumer interaction channels; campaign management, messaging and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

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

FICO® Origination Manager, an application-to-decision processing solution, is available both on premises and in the FICO® Analytic Cloud. Other solutions include the web-based FICO® LiquidCredit® service, which is primarily focused on credit decisions and offered largely to mid-tier banking institutions. Delivered as a cloud service, FICO® Origination Manager Essentials offers mid-market organizations the ability to inexpensively set up and process small business applications quickly, without a long or difficult implementation process. We also offer custom and consortium-based credit risk and application fraud models.

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

We provide customer strategy management solutions for banking, telecommunications and retail. FICO® TRIAD® Customer Manager, a leading credit management system, is available both on premises and in the FICO® Analytic Cloud. The solution is an adaptive control system, which enables businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The current version enables users to manage risk and communications at both the account and customer level from a single platform. FICO® Strategy Director, which helps organizations proactively manage consumer accounts to increase revenue, decrease risk and improve customer retention, is offered both on premises and in AWS. FICO’s methodology for segmentation and deployment of predictive analytics enables institutions to deliver faster, fully automated and compliant decisions for a broad range of banking challenges based on each customer’s risk and relationship value.

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

In addition to our Falcon products, we offer a wide range of solutions focused on preventing and detecting a variety of financial crimes. FICO® Application Fraud Manager helps businesses prevent both first- and third-party fraud during the application process. By preventing fraud prior to account origination, we help our customers avoid future losses as well as unnecessary collections costs. Separately, the FICO® Card Alert Service prevents ATM debit fraud by identifying counterfeit payment cards and reporting them to issuers. The service analyzes daily transactions from participating networks, and uses this data to identify common points of compromise and suspect cards most likely to incur fraud.

FICO® Insurance Fraud Manager uses advanced unsupervised modeling techniques to detect health care claims fraud, abuse and errors as soon as unusual behavior patterns emerge. Insurance Fraud Manager is used by both public and private health care payers to detect and prevent fraud in both pre- and post-pay fraud investigation environments.

FICO offers a comprehensive modular set of compliance solutions to fight money-laundering, terrorist financing, and to fulfill custom requirements for governance, risk and compliance.

FICO’s cybersecurity products utilize predictive analytics to deliver enterprise-level risk assessments as well as prioritization of tactical cyber threat response. The FICO® Enterprise Security Score provides an empirically derived score that conveys the security posture of an organization and the likelihood of a material data breach in the next twelve months. The score is used to manage the cyber risk of an enterprise as well as risks introduced by trusted business partners. Separately, FICO® Falcon® Cybersecurity Analytics utilizes advanced streaming self-learning models to help organizations detect and remediate cyber-attacks by reducing the dwell time between when an attack occurs and when it is recognized. These products can be used independently or together as part of a comprehensive cyber risk management program.

Collections & Recovery Applications

FICO® Debt Manager™ solution, FICO® Debt Manager™ Pro, FICO® Debt Manager™ Pro Plus, FICO® PlacementsPlus® service and Placement OptimizerSM solution automate the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement and optimization, recovery, litigation, bankruptcy, asset management and residual balance recovery. PlacementsPlus service facilitates control over the distribution and management of accounts to agencies, attorneys, debt buyers and internal recovery departments. Placement Optimizer maximizes the effectiveness of the placement strategy once accounts are outsourced. FICO Debt Management Solutions also include assessments, models and scores, predictive analytics, advanced customer engagement and optimization. FICO® Debt Manager™ is available both on premises and in the FICO® Analytic Cloud.

Customer Communication Services

FICO® Customer Communication Services provide customer engagement, fraud resolution, and collection solutions in the cloud. It enables financial services institutions, utilities, telecommunications firms, insurers, and other businesses to engage in automated two-way communications. It allows businesses to reach customers in real time using short message service (“SMS”), mobile applications, automated voice, email and other channels; resolve matters such as verification of suspicious credit or debit card transactions; request missed payments; and resolve customer service issues. FICO® Customer Communication Services, combined with FICO’s decision management applications, allow businesses to execute and resolve customer interactions while improving customer outcomes.

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

Outside the U.S., we offer FICO® Scores, including scores using alternative data, for consumers, and in some cases for small and medium enterprises, through credit reporting agencies in 24 countries worldwide. We have installed nine client-specific versions of the FICO® Score in five countries. Like FICO® Scores in the U.S., these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of marketing prospects and credit applicants. FICO® Scores are in use or being implemented in 20 different countries across five continents outside the U.S.

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

Decision Management Software

We provide analytic and decision management platforms and tools that businesses use to build their own tailored, analytically powered decision management applications on-premises, within the FICO® Analytic Cloud or AWS. In contrast to our packaged applications developed for specific industry solutions, our tools platform adds scalable and flexible decision management capabilities to virtually any application or operational system. These tools are sold as licensed software, and can be used standalone, or in conjunction with third-party solutions to advance a client’s decision management initiatives. We use these tools as common software components for our own decision management solutions, described above in the Applications section. They are also key components of our decision management architecture. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

During fiscal 2018, FICO continued to enhance the FICO® Decision Management Suite, a collection of tools for building, extending, deploying and scaling applications and solutions. The Decision Management Suite includes the FICO® Decision Management Platform, along with capabilities for building and customizing predictive analytic, decisioning, and optimization components and services; developing, orchestrating and publishing analytics-powered applications; and visualizing, analyzing and reporting data trends. The FICO® Decision Management Suite is available on-premises or in the cloud - FICO analytic cloud or AWS; businesses can choose either or both deployments depending on their specific needs, IT environments and other factors. Recent upgrades and enhancements to the functionality in the suite include:

•	FICO® Decision Management Platform, the fundamental backbone of the Suite, which dramatically improves performance, data interchange, model tracking and user collaboration;

•	FICO® Analytics Workbench, a new general-purpose predictive analytics modeling and data wrangling tool with FICO proprietary IP to provide explainable artificial intelligence capabilities; and

•	FICO® Xpress Optimization, an optimization modeling suite which includes both the solver technology, Mosel, as well as a general-purpose optimization solver, Xpress Insight.

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

•
Predictive Modeling. FICO® Decision Central™ is a comprehensive offering to help banks and other organizations, including insurance, retail and health care companies, maximize the power of their predictive and decision models and meet stricter regulations for model management. It complements FICO® Model Builder, and FICO® Analytics Workbench in the cloud, which enable the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models and scorecards, which we have developed over more than 40 years, and includes additional algorithms for rapidly discovering variable relationships, predictive interactions and optimal segmentation. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO® Blaze Advisor® system.

•
Optimization. FICO® Xpress Optimization provides operations research professionals with world-class solvers and high-productivity tools to quickly design and deliver custom, mathematically optimal solutions for a wide range of industry problems. Xpress includes a powerful modeling and programming language, with robust scalability, to quickly model and solve even the largest optimization problems. Xpress tools are licensed to end users, consultants and independent software vendors in several industries, and are a core component within FICO® Decision Optimizer.  Decision Optimizer is a software tool that enables complex, large-scale optimizations involving dozens of networked action-effect models, and enables exploration and simulation of many optimized scenarios along an efficient frontier of options. The data-driven strategies produced by these tools can be executed by the FICO® Blaze Advisor® system or one of our Decision Management applications. In addition to being available for on-premises deployment, FICO® Xpress Optimization is also available in the cloud.

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

•
software companies supplying predictive analytic modeling, rules, or analytic development tools; collections and recovery solutions providers; entity resolution and social network analysis solutions providers; and

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

In the marketing services market, we compete with Pegasystems, Equifax, Experian, SAS, Adobe and Salesforce, among others. We also compete with traditional advertising agencies and companies’ internal information technology and analytics departments.

In the customer origination market, we compete with Experian, Equifax, Moody’s, Meridian Link, and CGI, among others.

In the customer strategy management market, we compete with Experian and SAS, among others.

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

In the collections and recovery market, we compete with both outside suppliers and in-house scoring and computer systems departments for software and ASP servicing. Major competitors include CGI, the three major U.S. credit reporting agencies and various boutique firms.

Scores

In this segment, we compete with both outside suppliers and in-house analytics departments for scoring business. Primary competitors among outside suppliers of scoring models are the three major credit reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions, Experian, TransUnion, and VantageScore (a joint venture entity established by the major U.S. credit reporting agencies). Additional competitors include CRIF and other credit reporting agencies outside the U.S., and other data providers like LexisNexis and ChoicePoint, some of which also are among FICO partners.

For our “direct-to-consumer” services that deliver credit scores, credit reports and consumer credit education services, we compete with other direct to consumer credit and identity services.

Decision Management Software

Our primary competitors in this segment include IBM, Experian, SAS, Pegasystems and Angoss.

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

MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail, healthcare and public agencies. End users of our products include 98 of the 100 largest financial institutions in the U.S., and two-thirds of the largest 100 banks in the world. Our clients also include more than 700 insurers, including nine of the top ten U.S. property and casualty insurers; more than 400 retailers and general merchandisers, including more than one-third of the top 100 U.S. retailers; more than 150 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including seven of the world’s top ten pharmaceuticals companies. All of the top ten companies on the 2018 Fortune 500 list use FICO’s solutions. In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. credit reporting agencies.

In the U.S., we market our products and services primarily through our own direct sales organization that is organized around vertical markets. Sales groups are based in our headquarters and in field offices strategically located both in and outside the U.S. We also market our products through indirect channels, including alliance partners and other resellers.

Our scores are marketed and sold through credit reporting agencies. During fiscal 2018, 2017 and 2016, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 25%, 20% and 19% of our total revenues, respectively.

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

TECHNOLOGY

We specialize in analytics software and decision management technologies that analyze data and drive decision strategies and customer engagement. We maintain active research in a number of fields for the purposes of deriving greater insight and predictive value from data, making various forms of data more usable and valuable to the model-building process, and automating and applying analytics to the various business processes involved in making high-volume decisions in real time.

We are widely recognized as a leader in predictive analytics due to our pioneering work in credit scoring and fraud detection. We believe that our tools and processes are among the very best commercially available, and that we are uniquely able to integrate advanced analytic, software and data technologies into mission-critical business solutions that offer superior returns on investment.

In fiscal 2018, we continued to make progress with our FICO® Analytic Cloud and FICO® Decision Management Platform initiatives. Most significantly for the fiscal year, we have added distinct FICO IP into tools to develop explainable artificial intelligence or xAI. In addition, we have made many of our software solutions, which were previously available only as on-premises software installations, into SaaS solutions hosted on the FICO® Analytic Cloud and/or in AWS. The FICO® Decision Management Suite enables clients to use FICO tools, along with rapid application development tools and visualization tools, to quickly develop their own decision management applications and services. We continue to add functionality to the platform as well as host additional FICO applications in the cloud. These ongoing initiatives are driven by enhancing our core technical capabilities listed below, and extending them through partnerships with other technology providers as well as through employing open source software.

Principal Areas of Expertise

Predictive Modeling. Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time. A number of analytic methodologies underlie our products in this area. These include proprietary applications of both linear and nonlinear mathematical programming algorithms, in which one objective is optimized within a set of constraints, and advanced neural systems, which learn complex patterns from large data sets to predict the probability that a new individual will exhibit certain behaviors of business interest. We also apply various related statistical techniques for analysis and pattern detection within large datasets, and have enhanced our abilities to derive insights and predictive variables from various forms of so-called big data, including unstructured data, such as text. We have enhanced our predictive analytic capabilities to include the development of machine learning algorithms and artificial intelligence. FICO has focused on making artificial intelligence explainable to auditors, developers and decision makers.

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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 172 U.S. and 17 foreign patents with 90 applications pending.
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
We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. We currently have 34 trademarks registered in the U.S. and select foreign countries.

PERSONNEL
As of September 30, 2018, we employed 3,668 persons worldwide. Of these, 180 full-time employees were located in our San Jose, California office, 398 full-time employees were located in our San Diego, California office, 187 full-time employees were located in our Roseville, Minnesota office, 184 full-time employees were located in our San Rafael, California office, 135 full-time employees were located in our Fairfax, Virginia office, 946 full-time employees were located in our India-based offices and 370 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement other than to the extent mandated by applicable law in certain foreign jurisdictions, and no work stoppages were experienced during fiscal 2018.
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

Most of our customers are relatively large enterprises, such as banks, payment card processors, insurance companies, healthcare firms, telecommunications providers, retailers and public agencies. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

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

We also derive a substantial portion of our revenues and operating income from our contracts with the three major credit reporting agencies, Experian, TransUnion and Equifax, and other parties that distribute our products to certain markets. The loss of or a significant change in a relationship with one of these credit reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with a significant third-party distributor (including payment card processors), or the delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.

We rely on relationships with third parties for marketing, distribution and certain services. If we experience difficulties in these relationships, our future revenues may be adversely affected.

Most of our products rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scores segment relies on, among others, Experian, TransUnion and Equifax. Failure of our existing and future distributors to generate significant revenues or otherwise perform their expected services or functions, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances, could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, Experian, TransUnion and Equifax have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

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

Our business requires that we develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business partners provide us with the data we require to analyze transactions, report results and build new models. Our DM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business partners, or if they decline to provide such data due to privacy concerns, competition concerns, prohibitions or a lack of permission from their customers or partners, we could lose access to required data and our products, and the development of new products, might become less effective. Third parties have asserted copyright and other intellectual property interests in these data, and these assertions, if successful, could prevent us from using these data. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

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

We have a significant share of the available market in portions of our Scores segment and for certain services in our Applications segment, specifically, the markets for account management services at payment card processors and payment card fraud detection software. To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of the future growth of our business and the success of our DM strategy will rest on our ability to continue to expand into newer markets for our products and services. Such areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, either as a result of the quality of these products and services or due to other factors, such as economic conditions, our revenues will decrease.

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

We may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:

•	in-house analytic and systems developers;

•	scoring model builders;

•	fraud and security management providers;

•	enterprise resource planning, customer relationship management, and customer communication and mobility solution providers;

•	business intelligence solutions providers;

•	credit report and credit score providers;

•	business process management and decision rules management providers;

•	process modeling tools providers;

•	automated application processing services providers;

•	data vendors;

•	neural network developers and artificial intelligence system builders;

•	third-party professional services and consulting organizations;

•	account/workflow management software providers;

•	software tools companies supplying modeling, rules, or analytic development tools; collections and recovery solutions providers; entity resolution and social network analysis solutions providers; and

•	cloud-based customer engagement and risk management solutions providers.

We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing payment card fraud, such as payment cards that contain the cardholder’s photograph; smart cards; cardholder verification and authentication solutions; biometric measures on devices including fingerprint and face matching; and other card authorization techniques and user verification techniques. Many of our anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. For example, Experian, TransUnion and Equifax have formed an alliance that has developed a credit scoring product competitive with our products. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

•
Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information, require security procedures, or otherwise apply to the collection, processing, storage, use and transmission of protected data (e.g., the U.S. Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act; the General Data Protection Regulation (the “GDPR”) adopted by the EU Parliament, the EU Council and the EU Commission, and country-specific data protection laws enacted to supplement the GDPR; the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; and identity theft, file freezing, security breach notification and similar state privacy laws);

•	Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards;

•
Regulations applicable to, or standards and criteria adopted by, secondary market participants (e.g., Fannie Mae and Freddie Mac) that could have an impact on our scoring products, including any regulations, standards or criteria established as the result of Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174);

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

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, the GDPR became effective on May 25, 2018 and imposes more stringent operational requirements for entities processing personal information and greater penalties for noncompliance. The California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and will become effective on January 1, 2020, gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.

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

During fiscal 2018, 87% of our revenues were derived from sales of products and services to the banking and insurance industries. Global economic uncertainty experienced in the U.S. and other key international economies in the past produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for disruptions presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions.

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

In operations outside the U.S., we are subject to additional risks that may harm our business, financial condition or results of operations.

A growing portion of our revenues is derived from international sales. During fiscal 2018, 34% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Item 2. Properties
Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal locations include:

•	approximately 55,000 square feet of office space in San Jose, California in one building under a lease expiring in fiscal 2024; this is used for our corporate headquarters and all of our segments;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in fiscal 2020; this is used for all of our segments;

•	approximately 84,000 square feet of office space in Bangalore, India in one building under a lease expiring in fiscal 2019; this is used for Applications and Decision Management Software segments;

•
approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in fiscal 2020; this is used for Applications and Decision Management Software segments; and

•
approximately 77,000 square feet of office space in Roseville, Minnesota in one building under a lease expiring in fiscal 2023; 16,000 square feet of this space is subleased to a third party; this is used for all of our segments.

In addition, we lease an aggregate of approximately 249,000 square feet of office and data center space in a number of smaller domestic locations and internationally in the United Kingdom, China, Singapore, and several other locations. We believe that suitable additional space will be available to accommodate future needs. See Note 18 to the accompanying consolidated financial statements for information regarding our obligations under leases.
Item 3. Legal Proceedings
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 26, 2018, we had 331 stockholders of record of our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 through July 31, 2018	276,830	$201.18	271,955	$250,000,000
August 1, 2018 through August 31, 2018	201,445	$218.88	200,000	$206,224,769
September 1, 2018 through September 30, 2018	30,132	$232.39	30,000	$199,252,394
Total	508,407	$210.04	501,955	$199,252,394

(1)	Includes 6,452 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2018.

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

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2013, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

Item 6. Selected Financial Data
We acquired InfoCentricity, Inc. in April 2014, TONBELLER Aktiengesellschaft in January 2015, and QuadMetrics, Inc. in May 2016. Results of operations from the acquisitions are included prospectively from their respective acquisition dates and did not materially impact comparability of the data presented below.

	Year Ended September 30,
	2018	2017 (1)	2016	2015 (1)	2014 (1)
	(In thousands, except per share data)
Revenues	$1,032,475	$932,169	$881,356	$838,781	$788,985
Operating income	206,437	177,200	169,592	137,505	161,868
Net income	142,415	128,256	109,448	86,502	94,879
Basic earnings per share	4.79	4.16	3.52	2.75	2.80
Diluted earnings per share	4.57	3.98	3.39	2.65	2.72
Dividends declared per share	—	0.04	0.08	0.08	0.08

	September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Working capital	$(83,703)	$(15,724)	$21,561	$42,727	$(52,877)
Total assets	1,255,079	1,255,620	1,220,676	1,230,163	1,192,298
Senior notes	513,000	244,000	316,000	376,000	447,000
Revolving line of credit	257,000	361,000	255,000	232,000	99,000
Stockholders’ equity	263,737	426,537	446,828	436,998	454,614

(1) Results of operations for fiscal years 2017, 2015 and 2014 included pre-tax charges of $4.5 million, $18.2 million and $4.3 million, respectively, in restructuring and acquisition-related expenses.

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
BUSINESS OVERVIEW
Strategies and Initiatives

During fiscal 2018, our growth initiatives continued to generate significant free cash flow. We utilized our cash to enhance stockholder value through investments in long-term growth initiatives and our stock repurchase programs.

We continued to transform our business from on-premises to recurring revenue associated with our cloud-based solutions in our Applications and Decision Management Software segments. Our continued product innovation provides growth opportunities with customers that can benefit from the affordability and simplicity of these solutions. The majority of our software solutions are available through the FICO® Analytic Cloud, and starting fiscal 2017 we added AWS as our primary cloud infrastructure provider. We have migrated several core applications, including the Decision Management Suite, to AWS and will migrate additional applications over the next couple of years. Our cloud bookings accounted for 35% and 24% of our total bookings during fiscal 2018 and 2017, respectively, directly demonstrating the willingness among our customers to engage our cloud-based solutions.

For our Scores segment, our industry leading business-to-business FICO® Scores has achieved a multi-year expansion in the growing U.S. consumer market. We have launched numerous new FICO® Score based products, and continue to grow our partnership with Experian, a leading global information services provider. This partnership provides consumers the FICO® Score that lenders most commonly use in evaluating credit when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit and can be accessed through Experian.com. The FICO® Score Open Access program launched in 2014, which allows our participating clients to provide their customers with a free FICO® Score along with content to help them understand the FICO® Score their lender uses, has more than 310 million consumer accounts with access to their free FICO® Scores. During fiscal 2017, we announced the FICO Financial Inclusion Initiative, a global effort to increase access to affordable credit for consumers and businesses with limited or no credit history, through the use of alternative data. We continue to pursue additional partners to distribute FICO® Scores with their product offerings sold directly to consumers. In addition, we are pursuing opportunities to make FICO® Scores available to third-parties for affinity, white-labeled programs to further penetrate and expand the markets where our scores are available.

We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During fiscal 2018, we repurchased approximately 1.9 million shares at a total repurchase price of $336.9 million. As of September 30, 2018, we had $199.3 million remaining under our current stock repurchase program.

Overview of Financial Results
Total revenues for fiscal 2018 were $1.03 billion, an increase of 11% from $932.2 million in fiscal 2017. We continue to drive growth in our Scores segment. Scores revenue increased 29% to $342.6 million in fiscal 2018 from $266.4 million in fiscal 2017, and Scores operating income increased 32% to $279.2 million in fiscal 2018 from $211.9 million in fiscal 2017. For our Applications and Decision Management Software segments, our cloud business continues to grow both in the absolute dollar value and as a percentage of revenues as we pursue our cloud-first strategy. During fiscal 2018, cloud revenues accounted for $241.5 million, or 35% of non-Scores revenues, compared to $202.7 million, or 30% during fiscal 2017.

We derive a significant portion of revenues internationally, and 34% and 36% of total consolidated revenues were derived from clients outside the U.S. during fiscal 2018 and 2017, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 86% and 74% of our revenues were derived from within this industry during fiscal 2018 and 2017, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 74% and 70% of our revenues during fiscal 2018 and 2017, respectively. Revenue fluctuations in our business are primarily driven by changes in the transactional volume and license fees.
Operating income for fiscal 2018 was $206.4 million, an increase of 16% from $177.2 million in fiscal 2017. Operating margin was 20% and 19% for fiscal 2018 and 2017, respectively. Net income increased 11% to $142.4 million in fiscal 2018 from $128.3 million in fiscal 2017 primarily due to an increase in operating income, partially offset by the income tax expense related to enactment of the Tax Cuts and Jobs Act. Diluted earnings per share for fiscal 2018 was $4.57, an increase of 15% from $3.98 in fiscal 2017.

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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(months)
Quarter ended September 30, 2018	$133.5	11%	24	31
Quarter ended September 30, 2017	$145.9	16%	32	29
Year ended September 30, 2018	$437.3	29%	80	NM(a)
Year ended September 30, 2017	$429.0	36%	88	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 46% and 41% of total bookings for the years ended September 30, 2018 and 2017, respectively. Professional services bookings were 43% and 43% of total bookings for the years ended September 30, 2018 and 2017, respectively. License bookings were 11% and 16% of total bookings for the years ended September 30, 2018 and 2017, respectively.
RESULTS OF OPERATIONS
We are organized into the following three reportable segments: Applications, Scores and Decision Management Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Segment revenues, operating income, and related financial information, including geographic information, for the years ended September 30, 2018, 2017 and 2016 are set forth in Note 16 to the accompanying consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2018, 2017 and 2016:

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
	(In thousands)			(In thousands)
Applications	$585,571	$553,167	$532,642	$32,404	$20,525	6%	4%
Scores	342,648	266,354	241,059	76,294	25,295	29%	10%
Decision Management Software	104,256	112,648	107,655	(8,392)	4,993	(7)%	5%
Total	$1,032,475	$932,169	$881,356	100,306	50,813	11%	6%

	Percentage of Revenues Year Ended September 30,
Segment	2018	2017	2016
Applications	57%	59%	61%
Scores	33%	29%	27%
Decision Management Software	10%	12%	12%
Total	100%	100%	100%

Applications

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
	(In thousands)			(In thousands)
Transactional and maintenance	$381,109	$348,861	$328,472	$32,248	$20,389	9%	6%
Professional services	142,908	141,857	138,775	1,051	3,082	1%	2%
License	61,554	62,449	65,395	(895)	(2,946)	(1)%	(5)%
Total	$585,571	$553,167	$532,642	32,404	20,525	6%	4%
Applications segment revenues increased $32.4 million in fiscal 2018 from 2017 primarily due to an $11.2 million increase in our customer communication services, a $9.4 million increase in our originations solutions, a $6.0 million increase in our compliance solutions, and a $4.4 million increase in our customer management solutions. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market. The increase in originations solutions was primarily attributable to an increase in transactional and services revenues from our SaaS products. The increase in compliance solutions was attributable to an increase in all revenue types. The increase in customer management solutions was primarily attributable to an increase in license and transactional revenues.
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

Scores

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
	(In thousands)			(In thousands)
Transactional and maintenance	$337,530	$259,780	$233,655	$77,750	$26,125	30%	11%
Professional services	1,751	2,849	4,185	(1,098)	(1,336)	(39)%	(32)%
License	3,367	3,725	3,219	(358)	506	(10)%	16%
Total	$342,648	$266,354	$241,059	76,294	25,295	29%	10%
Scores segment revenues increased $76.3 million in fiscal 2018 from 2017 due to an increase of $60.8 million in our business-to-business scores revenue and $15.4 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a $48.1 million increase in transactional scores in originations, primarily driven by a higher unit price in mortgage activities; in addition, transactional scores in account management and prescreen increased $13.1 million driven by higher transactional volume. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
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

During fiscal 2018, 2017 and 2016, revenues generated from our agreements with Experian accounted for 11%, 9% and 8%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 14%, 11% and 11%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
	(In thousands)			(In thousands)
Transactional and maintenance	$47,420	$44,019	$43,792	$3,401	$227	8%	1%
Professional services	32,145	34,863	26,778	(2,718)	8,085	(8)%	30%
License	24,691	33,766	37,085	(9,075)	(3,319)	(27)%	(9)%
Total	$104,256	$112,648	$107,655	(8,392)	4,993	(7)%	5%
Decision Management Software segment revenues decreased $8.4 million in fiscal 2018 from 2017 primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor®.
Decision Management Software segment revenues increased $5.0 million in fiscal 2017 from 2016 primarily attributable to an increase in services revenue related to our FICO® Decision Optimizer, partially offset by a decrease in license revenue related to our FICO® Blaze Advisor®.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for the fiscal 2018, 2017 and 2016:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$1,032,475	$932,169	$881,356	$100,306	$50,813	11%	6%
Operating expenses:
Cost of revenues	310,699	287,123	265,173	23,576	21,950	8%	8%
Research and development	128,383	110,870	103,669	17,513	7,201	16%	7%
Selling, general and administrative	380,362	339,796	328,940	40,566	10,856	12%	3%
Amortization of intangible assets	6,594	12,709	13,982	(6,115)	(1,273)	(48)%	(9)%
Restructuring and acquisition-related	—	4,471	—	(4,471)	4,471	(100)%	—%
Total operating expenses	826,038	754,969	711,764	71,069	43,205	9%	6%
Operating income	206,437	177,200	169,592	29,237	7,608	16%	4%
Interest expense, net	(31,311)	(25,790)	(26,633)	(5,521)	843	21%	(3)%
Other income (expense), net	12,884	(86)	1,610	12,970	(1,696)	(15,081)%	(105)%
Income before income taxes	188,010	151,324	144,569	36,686	6,755	24%	5%
Provision for income taxes	45,595	23,068	35,121	22,527	(12,053)	98%	(34)%
Net income	$142,415	$128,256	$109,448	14,159	18,808	11%	17%
Number of employees at fiscal year-end	3,668	3,299	3,088	369	211	11%	7%

	Percentage of Revenues Year Ended September 30,
	2018	2017	2016
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	30%	31%	30%
Research and development	12%	12%	12%
Selling, general and administrative	37%	36%	37%
Amortization of intangible assets	1%	1%	2%
Restructuring and acquisition-related	—%	1%	—%
Total operating expenses	80%	81%	81%
Operating income	20%	19%	19%
Interest expense, net	(3)%	(3)%	(3)%
Other income (expense), net	1%	—%	—%
Income before income taxes	18%	16%	16%
Provision for income taxes	4%	2%	4%
Net income	14%	14%	12%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
The fiscal 2018 over 2017 increase of $23.6 million in cost of revenues expenses was primarily attributable to a $13.4 million increase in facilities and infrastructure costs and a $7.7 million increase in personnel and labor costs. The increase in facilities and infrastructure costs was primarily attributable to increased resource requirement due to expansion in our cloud infrastructure operations. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost and share-based compensation costs. Cost of revenues as a percentage of revenues was 30% during fiscal 2018, materially consistent with that incurred during fiscal 2017.
Cost of revenues as a percentage of revenues increased to 31% during fiscal 2017 from 30% during fiscal 2016. The $22.0 million increase was primarily attributable to a $14.6 million increase in personnel and labor costs and a $7.4 million increase in allocated facilities and infrastructure costs. The increase in personnel and labor costs was primarily attributable to an increase in professional services delivery cost driven by higher services revenue and an increase in salaries and benefit costs as a result of our increased headcount. The increase in allocated facilities and infrastructure costs was primarily attributable to increased resource requirements due to our expanded investment in product delivery, support and infrastructure operations.
In fiscal 2019, we expect cost of revenues as a percentage of revenues will be consistent with those incurred during fiscal 2018.
Research and Development
Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.
The fiscal 2018 over 2017 increase of $17.5 million in research and development expenses was primarily attributable to a $14.8 million increase in personnel and labor costs as a result of our continued investment in the areas of cloud computing and SaaS, as well as new products. Research and development expenses as a percentage of revenues were 12% during fiscal 2018, consistent with those incurred during fiscal 2017.
The fiscal 2017 over 2016 increase of $7.2 million in research and development expenses was primarily attributable to a $5.0 million increase in personnel and labor costs and a $2.6 million increase in facilities and infrastructure costs, mainly driven by our continued investment in the areas of cloud computing and SaaS, as well as new products primarily in the Decision Management Software segment. Research and development expenses as a percentage of revenues were 12% during fiscal 2017, consistent with those incurred during fiscal 2016.
In fiscal 2019, we expect that research and development expenditures as a percentage of revenues will be consistent with or slightly higher than those incurred during fiscal 2018.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The fiscal 2018 over 2017 increase of $40.6 million was primarily attributable to a $27.4 million increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and incentive costs; as well as a $10.1 million increase in marketing and travel costs, primarily driven by a company-wide marketing event during fiscal 2018. Selling, general and administrative expenses as a percentage of revenues was 37% during fiscal 2018, materially consistent with those incurred during fiscal 2017.
The fiscal 2017 over 2016 increase of $10.9 million was primarily attributable to a $21.0 million increase in labor and personnel costs, partially offset by a $4.0 million decrease in marketing expenses and a $6.6 million decrease in outside services. The increase in personnel costs was primarily attributable to an increase in salaries and benefits as a result of our increased headcount, an increase in commission cost driven by revenue growth, and an increase in stock-based compensation cost. The decrease in marketing expenses was primarily attributable to a company-wide marketing event during our fiscal 2016. The decrease in outside services was primarily attributable to a one-time settlement during fiscal 2017. Selling, general and administrative expenses as a percentage of revenues was 36% during fiscal 2017, materially consistent with those incurred during fiscal 2016.

In fiscal 2019, we expect that selling, general and administrative expenses as a percentage of revenues will be consistent with those incurred during fiscal 2018.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets consist primarily of completed technology and customer contracts and relationships, which are being amortized using the straight-line method over periods ranging from five to fifteen years.
The fiscal 2018 over 2017 decrease in amortization expense of $6.1 million was primarily attributable to certain intangible assets associated with our Adeptra and HNC acquisitions becoming fully amortized in fiscal 2017.
The fiscal 2017 over 2016 decrease in amortization expense of $1.3 million was primarily attributable to certain intangible assets associated with our Adeptra, HNC and Entiera acquisitions becoming fully amortized in fiscal 2017 and 2016.
In fiscal 2019, we expect amortization expense will be slightly lower than that incurred in fiscal 2018.
Restructuring and Acquisition-Related
There were no restructuring or acquisition-related expenses incurred during fiscal 2018.
During fiscal 2017, we incurred net charges totaling $4.5 million consisting of $1.7 million in facilities charges associated with vacating excess leased space in San Rafael, California and $2.8 million in employee separation costs due to the elimination of 79 positions throughout the Company. Cash payments for all the facilities charges will be paid by the end of fiscal 2020. Cash payments for all the employee separation costs were paid before the end of the second quarter of fiscal 2018. There were no acquisition-related expenses incurred during fiscal 2017.
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
The fiscal 2018 over 2017 increase in net interest expense of $5.8 million was primarily attributable to a higher average outstanding debt balance during fiscal 2018, as well as a higher average interest rate on our 2018 Senior Notes (as discussed below) compared to that on our revolving line of credit.
The fiscal 2017 over 2016 decrease in net interest expense of $0.8 million was primarily attributable to the $72.0 million and $60.0 million principal payments in July 2017 and July 2016, respectively, on the senior notes issued in July 2010, resulting in lower average debt balances for fiscal 2017, partially offset by a higher average outstanding balance on our revolving line of credit.
In fiscal 2019, we expect net interest expense will be higher than what we incurred during fiscal 2018.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses and unrealized gains/losses on certain investments classified as trading securities, exchange rate gains/losses resulting from re-measurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The fiscal 2018 over 2017 change in other income (expense), net of $13.0 million was primarily attributable to a non-operating gain related to the divestiture of an investment in which we had a minority interest, as well as an increase in foreign currency exchange gain during fiscal 2018.
The fiscal 2017 over 2016 change in other income (expense), net of $1.7 million was primarily attributable to an increase in foreign currency exchange loss during fiscal 2017.

Provision for Income Taxes
Our effective tax rates were 24.3%, 15.2% and 24.3% in fiscal 2018, 2017 and 2016, respectively.
The increase in our income tax provision in fiscal 2018 compared to fiscal 2017 is primarily due to recording the impact related to the enactment of the Tax Act in fiscal 2018. This includes re-measurement to our deferred tax assets and liabilities for the tax rate changes, the one-time Transition Tax, and a provisional charge related to the loss of deductibility of performance-based compensation for certain employees.
The decrease in our effective tax rate in fiscal 2017 compared to fiscal 2016 was due primarily to the adoption of ASU 2016-09 on October 1, 2016. We no longer record excess tax benefits as an increase to additional paid-in capital, but record such excess tax benefits on a prospective basis as a reduction of income tax expense.
Prior to the enactment of the Tax Act we had not made a provision for U.S. income or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries as we intended to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely, except where we were able to repatriate these earnings to the U.S. without material incremental tax provision. As of September 30, 2018, we have approximately $79.7 million of unremitted earnings of non-U.S. subsidiaries, of which $57.9 million was included in our current year provision for income taxes due to the one-time Transition Tax on the deemed repatriation of deferred foreign income under the Tax Act. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. While the Transition Tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries such that a repatriation may not result in additional U.S. income tax, an actual repatriation from our non-US subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal 2018, 2017 and 2016:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2018	2017	2016	2018 to 2017	2017 to 2016	2018 to 2017	2017 to 2016
	(In thousands)			(In thousands)
Applications	$164,576	$159,500	$168,271	$5,076	$(8,771)	3%	(5)%
Scores	279,171	211,918	185,084	67,253	26,834	32%	14%
Decision Management Software	(30,647)	(10,818)	(3,660)	(19,829)	(7,158)	183%	196%
Unallocated corporate expenses	(125,255)	(104,998)	(110,612)	(20,257)	5,614	19%	(5)%
Total segment operating income	287,845	255,602	239,083	32,243	16,519	13%	7%
Unallocated share-based compensation	(74,814)	(61,222)	(55,509)	(13,592)	(5,713)	22%	10%
Unallocated amortization expense	(6,594)	(12,709)	(13,982)	6,115	1,273	(48)%	(9)%
Unallocated restructuring and acquisition-related	—	(4,471)	—	4,471	(4,471)	(100)%	—%
Operating income	$206,437	$177,200	$169,592	29,237	7,608	16%	4%
Applications

	Year Ended September 30,			Percentage of Revenues
	2018	2017	2016	2018	2017	2016
	(In thousands)
Segment revenues	$585,571	$553,167	$532,642	100%	100%	100%
Segment operating expenses	(420,995)	(393,667)	(364,371)	(72)%	(71)%	(68)%
Segment operating income	$164,576	$159,500	$168,271	28%	29%	32%
Scores

	Year Ended September 30,			Percentage of Revenues
	2018	2017	2016	2018	2017	2016
	(In thousands)
Segment revenues	$342,648	$266,354	$241,059	100%	100%	100%
Segment operating expenses	(63,477)	(54,436)	(55,975)	(19)%	(20)%	(23)%
Segment operating income	$279,171	$211,918	$185,084	81%	80%	77%
Decision Management Software

	Year Ended September 30,			Percentage of Revenues
	2018	2017	2016	2018	2017	2016
	(In thousands)
Segment revenues	$104,256	$112,648	$107,655	100%	100%	100%
Segment operating expenses	(134,903)	(123,466)	(111,315)	(129)%	(110)%	(103)%
Segment operating loss	$(30,647)	$(10,818)	$(3,660)	(29)%	(10)%	(3)%

The fiscal 2018 over 2017 increase in operating income of $29.2 million was attributable to a $100.3 million increase in segment revenues, a $6.1 million decrease in amortization expense and a $4.5 million decrease in restructuring and acquisition-related expenses, partially offset by a $47.8 million increase in segment operating expenses, a $20.3 million increase in unallocated corporate expenses and a $13.6 million increase in share-based compensation expense.
At the segment level, the $32.2 million increase in segment operating income was the result of a $67.2 million increase in our Scores segment operating income and a $5.1 million increase in our Applications segment operating income, partially offset by a $20.3 million increase in unallocated corporate expenses primarily driven by an increase in unallocated incentive cost and a one-time settlement during fiscal 2017, and a $19.8 million increase in our Decision Management Software segment operating loss.
The $5.1 million increase in Applications segment operating income was attributable to a $32.4 million increase in segment revenue, partially offset by a $27.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications was 28%, materially consistent with fiscal 2017.
The $67.2 million increase in Scores segment operating income was attributable to a $76.3 million increase in segment revenue, partially offset by a $9.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 81%, materially consistent with fiscal 2017.
The $19.8 million increase in Decision Management Software segment operating loss was attributable to an $11.4 million increase in segment operating expenses and an $8.4 million decrease in segment revenue. Segment operating margin for Decision Management Software decreased to a negative 29% from a negative 10% mainly due to a decrease in sales of our higher-margin software products, as well as our continued investment in cloud infrastructure operations and new products.
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
The $8.8 million decrease in Applications segment operating income was attributable to a $29.3 million increase in segment operating expenses, partially offset by a $20.5 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 29% from 32% primarily due to a decrease in sales of our higher-margin software products and an increase in professional services delivery cost.
The $26.8 million increase in Scores segment operating income was attributable to a $25.3 million increase in segment revenue and a $1.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 80% from 77% mainly due to an increase in sales of our higher-margin score products.
The $7.1 million increase in Decision Management Software segment operating loss was attributable to a $12.1 million increase in segment operating expenses, partially offset by a $5.0 million increase in segment revenue. Segment operating margin for Decision Management Software decreased to a negative 10% from a negative 3% mainly due to a decrease in sales of our higher-margin software products, our continued investment in sales distribution, and expanded investment in cloud infrastructure operations.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2018, we had $90.0 million in cash and cash equivalents, which included $75.9 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $28.0 million principal payment due in July 2019 on our senior notes issued in July 2010. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the U.S. without material incremental tax provision.
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
Summary of Cash Flows

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Cash provided by (used in):
Operating activities	$223,052	$225,644	$210,268
Investing activities	(14,119)	(20,605)	(27,615)
Financing activities	(218,627)	(180,625)	(190,015)
Effect of exchange rate changes on cash	(5,901)	5,278	(2,832)
Increase (decrease) in cash and cash equivalents	$(15,595)	$29,692	$(10,194)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $223.1 million in fiscal 2018 compared to $225.6 million in fiscal 2017. The $2.5 million decrease was mainly attributable to a $43.8 million decrease that resulted from timing of receipts and payments in our ordinary course of business, partially offset by a $26.9 million increase in non-cash items, including a $31.8 million increase in non-cash deferred income taxes and $10 million non-operating gain related to the divestiture of a cost-method investment; as well a $14.2 increase in net income.

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
Cash Flows from Investing Activities
Net cash used in investing activities totaled $14.1 million in fiscal 2018 compared to $20.6 million in fiscal 2017. The $6.5 million decrease was primarily attributable to a $20.0 million increase in proceeds from the sale of cost method investment, partially offset by an $11.5 million increase in net cash used for purchases of property and equipment as well as a $2.8 million increase in purchases, net of proceeds from sale, of marketable securities.
Net cash used in investing activities totaled $20.6 million in fiscal 2017 compared to $27.6 million in fiscal 2016. The $7.0 million decrease was primarily attributable to a $5.7 million decrease in net cash used for acquisitions and a $2.1 million decrease in net cash used for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $218.6 million in fiscal 2018 compared to $180.6 million in fiscal 2017. The $38.0 million increase was primarily due to a $210.0 million increase in payments, net of proceeds, on our revolving line of credit, a $155.0 million increase in net cash used for repurchases of common stock and a $7.8 million increase in debt issuance cost, partially offset by a $341.0 million increase in proceeds, net of payments, from our senior notes.
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
Repurchases of Common Stock
In October 2017, our Board of Directors approved a stock repurchase program following the completion of the previously authorized program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In July 2018, our Board of Directors approved a new stock repurchase program following the completion of the October 2017 program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. As of September 30, 2018, we had $199.3 million remaining under this authorization. During fiscal 2018, 2017 and 2016, we expended $336.9 million, $193.3 million and $138.4 million, respectively, under these and previously authorized stock repurchase programs.
Dividends
We paid dividends of $0.02 per share on a quarterly basis during each of fiscal 2015 and 2016, and the first two quarters of our fiscal 2017. In May 2017, our Board of Directors discontinued cash dividend payments in favor of using our excess cash flow for share repurchases.
Revolving Line of Credit
On May 8, 2018, we amended our credit agreement with a syndicate of banks, extending the maturity date of the unsecured revolving line of credit from December 30, 2019 to May 8, 2023, while reducing our borrowing capacity to $400 million with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2018, we had $257.0 million in borrowings outstanding at a weighted average interest rate of 3.555% and were in compliance with all financial covenants under this credit facility.

Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors, the outstanding aggregate principal amount of which was paid in full at maturity on May 7, 2018. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. The purchase agreement for the 2010 Senior Notes and the indenture for the 2018 Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2018, the carrying value of the Senior Notes was $513.0 million and we were in compliance with all financial covenants under the purchase agreement and the indenture, respectively.
Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2018:

	Year Ending September 30,					Thereafter	Total
	2019	2020	2021	2022	2023
	(In thousands)
Senior notes (1)	$28,000	$85,000	$—	$—	$—	$400,000	$513,000
Interest due on debt obligations (2)	27,677	25,752	21,000	21,000	21,000	63,000	179,429
Operating lease obligations	24,224	15,694	15,768	14,151	12,866	33,030	115,733
Unrecognized tax benefits (3)	—	—	—	—	—	—	6,113
Total commitments	$79,901	$126,446	$36,768	$35,151	$33,866	$496,030	$814,275

(1)	Represents the unpaid principal amount of the Senior Notes.

(2)	Represents interest payments on the Senior Notes.

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

For fiscal 2016, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis. For fiscal 2017, we elected to proceed directly to the step one quantitative analysis for all of our reporting units, as three years had elapsed since the date of our previous quantitative valuation. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units for fiscal 2017. For fiscal 2018, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2018.
Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2018, 2017 and 2016.
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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as signed by the U.S. President on December 22, 2017, significantly revises U.S. tax law. The legislation reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were indefinitely reinvested and creates new taxes on certain foreign sourced earnings. The Tax Act adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (“GILTI”), the base erosion anti-abuse tax, a deduction for foreign derived intangible income, and the repeal of the deduction for domestic production activities. Some of these provisions, such as tax on GILTI, the repeal of the deduction for domestic production activities, and executive compensation, may not apply to the Company with full effect until future years. The Company is assessing the impact of the provisions of the Tax Act that do not apply until later years. The items that impact the Company for fiscal 2018 include, but are not limited to, 1) reduction of the U.S. federal corporate income tax rate; (2) a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; and (3) repeal of the performance-based compensation exception to the $1 million deduction limitation.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The Tax Act was effective in the first quarter of fiscal 2018. As of September 30, 2018, we have not completed our accounting for the estimated tax effects for the Transition Tax nor the excessive employee remuneration. During fiscal 2018, we recorded a provisional net charge of $9.6 million related to the Tax Act based on reasonable estimates for those tax effects and $14.0 million for the re-measurement of the deferred tax assets and liabilities, in which accounting is now complete. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as we continue to complete our analysis, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the Tax Act will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the technical merits of the tax position indicate it is more likely than not the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions and they are evaluated on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results. Historically, settlements related to our unrecognized tax benefits have been minimal as described in Note 13 to the accompanying consolidated financial statements.

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
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We do not believe that adoption of ASU 2018-02 will have a significant impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method method), or the retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We have adopted the standard using the full retrospective method.
The standard is effective for us beginning October 1, 2018. In preparation for adoption of the new standard, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including our assessment of the impact of accounting for costs incurred to obtain a contract.

The most significant impact of the standard relates to the timing of revenue recognition for term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we expect to recognize revenue when control of the license transfers to the customer, rather than at the date payments become due and payable when there are extended payment terms, or ratably over the term of the contract as required under the current standard. In addition, revenue attributable to a software license renewal will be recognized at the beginning of the applicable renewal period, rather than at the signing of the renewal agreement as required under the current standard. Finally, when we enter into non-cancellable contracts that provide unconditional rights to payment from our customers for services we have not yet completed, or services we will provide in the near future, we expect to present the unconditional rights as receivables regardless of whether cash has been received from customers.
In addition, Accounting Standards Codification Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers” (“ASC 340”), requires us to recognize an asset for the incremental costs of obtaining a contract with a customer if our sales incentive programs meet requirements for capitalization. Previously we recorded these incremental costs of obtaining a contract, primarily commission expense, when we booked a sales transaction, whereas under ASC 340, we record an asset for the incremental cost to obtain a contract and recognize the cost over the expected revenue recognition period.
We estimate the adoption of the standard will result in a revenue reduction of approximately $32.3 million and an increase of approximately $2.8 million during our fiscal years 2018 and 2017, respectively. This is primarily due to change in timing of recognition of license revenue — when control of license transfers versus when fees became due and payable, and only at the beginning of the renewal period when applicable — from arrangements entered into during fiscal years 2018 and 2017, as well as arrangements entered into prior to fiscal 2017. In addition, while we continue to evaluate other impacts Topic 606 will have on our consolidated financial statements, including those related to our commission costs and receivables accounts as mentioned above, we do not expect the impact will be material to our consolidated financial statements.
In future periods, the new standard will require us to disclose additional information in the notes to our consolidated financial statements, including disaggregation of our revenue, remaining performance obligations, and other quantitative and qualitative information about our contracts with customers.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$90,023	$90,023	0.66%	$105,618	$105,618	0.56%
On May 7, 2008, we issued $275 million of senior notes to a group of institutional investors in a private placement (the “2008 Senior Notes”), the outstanding aggregate principal amount of which was paid in full at maturity on May 7, 2018. On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2008 Senior Notes and the 2010 Senior Notes, the “Senior Notes”).The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2008 Senior Notes	$—	$—	$131,000	$134,250
The 2010 Senior Notes	113,000	114,413	113,000	119,106
The 2018 Senior Notes	400,000	$404,000	—	—
Total	$513,000	$518,413	$244,000	$253,356
We have interest rate risk with respect to our $400 million unsecured revolving line of credit. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $257.0 million in borrowings outstanding at a weighted average interest of 3.555% under the credit facility as of September 30, 2018.
Foreign Currency Forward Contracts
We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign-currency-denominated receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their functional currencies. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro and Singapore dollar.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2018 and 2017:

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	—
Singapore dollar (SGD)	SGD	9,580	$7,000	—

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	—

The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2018 and 2017.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fair Isaac Corporation
San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2018 and 2017, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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

/s/ Deloitte & Touche LLP
San Diego, CA
November 9, 2018
We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$90,023	$105,618
Accounts receivable, net	208,865	168,586
Prepaid expenses and other current assets	39,624	36,727
Total current assets	338,512	310,931
Marketable securities	18,059	13,791
Other investments	1,697	11,724
Property and equipment, net	48,837	40,703
Goodwill	800,890	804,414
Intangible assets, net	14,536	21,185
Deferred income taxes	20,117	47,204
Other assets	12,431	5,668
Total assets	$1,255,079	$1,255,620
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,251	$19,510
Accrued compensation and employee benefits	84,292	77,610
Other accrued liabilities	30,457	32,104
Deferred revenue	52,215	55,431
Current maturities on debt	235,000	142,000
Total current liabilities	422,215	326,655
Long-term debt	528,944	462,801
Other liabilities	40,183	39,627
Total liabilities	991,342	829,083
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,015 and 30,243 shares outstanding at September 30, 2018 and September 30, 2017, respectively)	290	302
Paid-in-capital	1,211,051	1,195,431
Treasury stock, at cost (59,842 and 58,614 shares at September 30, 2018 and September 30, 2017, respectively)	(2,612,007)	(2,301,097)
Retained earnings	1,740,810	1,598,395
Accumulated other comprehensive loss	(76,407)	(66,494)
Total stockholders’ equity	263,737	426,537
Total liabilities and stockholders’ equity	$1,255,079	$1,255,620
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2018	2017	2016
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$766,059	$652,660	$605,919
Professional services	176,804	179,569	169,738
License	89,612	99,940	105,699
Total revenues	1,032,475	932,169	881,356
Operating expenses:
Cost of revenues (1)	310,699	287,123	265,173
Research and development	128,383	110,870	103,669
Selling, general and administrative (1)	380,362	339,796	328,940
Amortization of intangible assets (1)	6,594	12,709	13,982
Restructuring and acquisition-related	—	4,471	—
Total operating expenses	826,038	754,969	711,764
Operating income	206,437	177,200	169,592
Interest expense, net	(31,311)	(25,790)	(26,633)
Other income (expense), net	12,884	(86)	1,610
Income before income taxes	188,010	151,324	144,569
Provision for income taxes	45,595	23,068	35,121
Net income	142,415	128,256	109,448
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,913)	10,517	(26,296)
Comprehensive income	$132,502	$138,773	$83,152
Basic earnings per share	$4.79	$4.16	$3.52
Shares used in computing basic earnings per share	29,711	30,862	31,129
Diluted earnings per share	$4.57	$3.98	$3.39
Shares used in computing diluted earnings per share	31,180	32,245	32,308

(1)	Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 7.
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2018, 2017 and 2016
(In thousands, except per share data)

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2015	31,290	$313	$1,156,626	$(2,033,644)	$1,364,418	$(50,715)	$436,998
Share-based compensation	—	—	55,509	—	—	—	55,509
Issuance of treasury stock under employee stock plans	980	10	(47,406)	35,269	—	—	(12,127)
Tax effect from share-based payment arrangements	—	—	24,184	—	—	—	24,184
Repurchases of common stock	(1,335)	(14)	—	(138,385)	—	—	(138,399)
Dividends paid	—	—	—	—	(2,489)	—	(2,489)
Net income	—	—	—	—	109,448	—	109,448
Foreign currency translation adjustments	—	—	—	—	—	(26,296)	(26,296)
Balance at September 30, 2016	30,935	309	1,188,913	(2,136,760)	1,471,377	(77,011)	446,828
Share-based compensation	—	—	61,222	—	—	—	61,222
Issuance of treasury stock under employee stock plans	774	8	(54,704)	28,938	—	—	(25,758)
Repurchases of common stock	(1,466)	(15)	—	(193,275)	—	—	(193,290)
Dividends paid	—	—	—	—	(1,238)	—	(1,238)
Net income	—	—	—	—	128,256	—	128,256
Foreign currency translation adjustments	—	—	—	—	—	10,517	10,517
Balance at September 30, 2017	30,243	302	1,195,431	(2,301,097)	1,598,395	(66,494)	426,537
Share-based compensation	—	—	74,814	—	—	—	74,814
Issuance of treasury stock under employee stock plans	633	7	(59,194)	26,006	—	—	(33,181)
Repurchases of common stock	(1,861)	(19)	—	(336,916)	—	—	(336,935)
Net income	—	—	—	—	142,415	—	142,415
Foreign currency translation adjustments	—	—	—	—	—	(9,913)	(9,913)
Balance at September 30, 2018	29,015	$290	$1,211,051	$(2,612,007)	$1,740,810	$(76,407)	$263,737
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$142,415	$128,256	$109,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,182	36,214	31,633
Share-based compensation	74,814	61,222	55,509
Deferred income taxes	25,729	(6,049)	(26,007)
Tax effect from share-based payment arrangements	—	—	24,184
Provision of doubtful accounts	623	1,640	2,011
Net gain on marketable securities	(1,449)	—	—
Gain on sale of cost-method investment	(10,000)	—	—
Net loss on sales of property and equipment	231	14	6
Changes in operating assets and liabilities:
Accounts receivable	(42,403)	(1,265)	(18,225)
Prepaid expenses and other assets	(8,504)	(7,115)	12,848
Accounts payable	843	(2,027)	564
Accrued compensation and employee benefits	7,352	6,464	17,079
Other liabilities	6,416	(683)	(4,282)
Deferred revenue	(3,197)	8,973	5,500
Net cash provided by operating activities	223,052	225,644	210,268
Cash flows from investing activities:
Purchases of property and equipment	(31,299)	(19,828)	(21,969)
Proceeds from sales of marketable securities	3,230	—	—
Purchases of marketable securities	(6,050)	—	—
Proceeds from sale of cost-method investment	20,000	—	—
Cash paid for acquisitions, net of cash acquired	—	—	(5,683)
Distribution from (purchase of) cost-method investment	—	(777)	37
Net cash used in investing activities	(14,119)	(20,605)	(27,615)
Cash flows from financing activities:
Proceeds from revolving line of credit	427,000	190,000	122,000
Payments on revolving line of credit	(531,000)	(84,000)	(99,000)
Proceeds from issuance of senior notes	400,000	—	—
Payments on senior notes	(131,000)	(72,000)	(60,000)
Payments on debt issuance costs	(7,849)	—	—
Proceeds from issuance of treasury stock under employee stock plans	11,023	14,474	17,828
Taxes paid related to net share settlement of equity awards	(44,205)	(40,232)	(29,955)
Dividends paid	—	(1,238)	(2,489)
Repurchases of common stock	(342,596)	(187,629)	(138,399)
Net cash used in financing activities	(218,627)	(180,625)	(190,015)
Effect of exchange rate changes on cash	(5,901)	5,278	(2,832)
Increase (decrease) in cash and cash equivalents	(15,595)	29,692	(10,194)
Cash and cash equivalents, beginning of year	105,618	75,926	86,120
Cash and cash equivalents, end of year	$90,023	$105,618	$75,926
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $3,079, $3,757 and $11,363 during the years ended September 30, 2018, 2017 and 2016, respectively	$13,398	$31,315	$10,855
Cash paid for interest	$26,106	$26,083	$26,884
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock	$—	$5,661	$—
Purchase of property and equipment included in accounts payable	$1,913	$1,751	$3,287
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016
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
Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in income (expense). Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity during each of the three years ended September 30, 2018. Investments with remaining maturities over one year are classified as long-term investments.
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
Years Ended September 30, 2018, 2017 and 2016

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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Data processing equipment and software	3 to 6 years
Office furniture and equipment	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term
The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $22.6 million, $23.0 million and $17.7 million during fiscal 2018, 2017 and 2016, respectively.

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
Years Ended September 30, 2018, 2017 and 2016

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

For fiscal 2018 and 2016, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts, and did not perform a step one quantitative analysis. For fiscal 2017, we elected to proceed directly to the step one quantitative analysis for all of our reporting units, and determined goodwill was not impaired for any of our reporting units as there was a substantial excess of fair value over carrying value for each of our reporting units. Consequently, we did not recognize any goodwill impairment charges in fiscal 2018, 2017 or 2016.
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 to 10 years
Customer contracts and relationships	5 to 15 years
Trade names	3 years
Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2018, 2017 and 2016.
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
Years Ended September 30, 2018, 2017 and 2016

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
Years Ended September 30, 2018, 2017 and 2016

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
Years Ended September 30, 2018, 2017 and 2016

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
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as signed by the U.S. President on December 22, 2017, significantly revises U.S. tax law. The legislation reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were indefinitely reinvested and creates new taxes on certain foreign sourced earnings. The Tax Act adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (“GILTI”), the base erosion anti-abuse tax, a deduction for foreign derived intangible income, and the repeal of the deduction for domestic production activities. Some of these provisions, such as tax on GILTI, the repeal of the deduction for domestic production activities, and executive compensation, may not apply to the Company with full effect until future years. The Company is assessing the impact of the provisions of the Tax Act that do not apply until later years. The items that impact the Company for fiscal 2018 include, but are not limited to, 1) reduction of the U.S. federal corporate income tax rate; (2) a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; and (3) repeal of the performance-based compensation exception to the $1 million deduction limitation.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

The Tax Act was effective in the first quarter of fiscal 2018. As of September 30, 2018, we have not completed our accounting for the estimated tax effects for the Transition Tax nor the excessive employee remuneration. During fiscal 2018, we recorded a provisional net charge of $9.6 million related to the Tax Act based on reasonable estimates for those tax effects and $14.0 million for the re-measurement of the deferred tax assets and liabilities, in which accounting is now complete. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as we continue to complete our analysis, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the Tax Act will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date.
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
We recorded transactional foreign exchange gains (losses) of $0.4 million, $(1.1) million and $0.2 million during fiscal 2018, 2017 and 2016, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 14 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $4.1 million, $3.1 million and $3.6 million in fiscal 2018, 2017 and 2016, respectively.
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We do not believe that adoption of ASU 2018-02 will have a significant impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method method), or the retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We have adopted the standard using the full retrospective method.
The standard is effective for us beginning October 1, 2018. In preparation for adoption of the new standard, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard, including our assessment of the impact of accounting for costs incurred to obtain a contract.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

The most significant impact of the standard relates to the timing of revenue recognition for term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we expect to recognize revenue when control of the license transfers to the customer, rather than at the date payments become due and payable when there are extended payment terms, or ratably over the term of the contract as required under the current standard. In addition, revenue attributable to a software license renewal will be recognized at the beginning of the applicable renewal period, rather than at the signing of the renewal agreement as required under the current standard. Finally, when we enter into noncancellable contracts that provide unconditional rights to payment from our customers for services we have not yet completed, or services we will provide in the near future, we expect to present the unconditional rights as receivables regardless of whether cash has been received from customers.
In addition, Accounting Standards Codification Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers” (“ASC 340”), requires us to recognize an asset for the incremental costs of obtaining a contract with a customer if our sales incentive programs meet requirements for capitalization. Previously we recorded these incremental costs of obtaining a contract, primarily commission expense, when we booked a sales transaction, whereas under ASC 340, we record an asset for the incremental cost to obtain a contract and recognize the cost over the expected revenue recognition period.
We estimate the adoption of the standard will result in a revenue reduction of approximately $32.3 million and an increase of approximately $2.8 million during our fiscal years 2018 and 2017, respectively. This is primarily due to change in timing of recognition of license revenue — when control of license transfers versus when fees became due and payable, and only at the beginning of the renewal period when applicable — from arrangements entered into during fiscal years 2018 and 2017, as well as arrangements entered into prior to fiscal 2017. In addition, while we continue to evaluate other impacts Topic 606 will have on our consolidated financial statements, including those related to our commission costs and receivables accounts as mentioned above, we do not expect the impact will be material to our consolidated financial statements.
In future periods, the new standard will require us to disclose additional information in the notes to our consolidated financial statements, including disaggregation of our revenue, remaining performance obligations, and other quantitative and qualitative information about our contracts with customers.
2. Business Combinations
There were no acquisitions incurred during fiscal 2018 and 2017.
In fiscal 2016, we acquired 100% of the equity of QuadMetrics, Inc. for $5.7 million in cash. We recorded $2.0 million of intangible assets, which are being amortized using the straight-line method over a weighted average useful life of approximately 4.0 years. We allocated $3.9 million of goodwill to our Applications segment that was not deductible for tax purposes.
3. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$71,610	$71,610	$90,323	$90,323
Money market funds	13,813	13,813	6,471	6,471
Bank time deposits	4,600	4,600	8,824	8,824
Total	$90,023	$90,023	$105,618	$105,618
Long-term Marketable Securities:
Marketable securities	$14,313	$18,059	$10,788	$13,791

The assets included in marketable securities represent long-term marketable equity securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. These investments are treated as trading securities and recorded at fair value.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

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

•
Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2018 and 2017.

•
Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2018 and 2017.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2018 and 2017:

September 30, 2018	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2018
	(In thousands)
Assets:
Cash equivalents (1)	$18,413	$18,413
Marketable securities (2)	18,059	18,059
Total	$36,472	$36,472

September 30, 2017	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2017
	(In thousands)
Assets:
Cash equivalents (1)	$15,295	$15,295
Marketable securities (2)	13,791	13,791
Total	$29,086	$29,086

(1)
Included in cash and cash equivalents on our balance sheet at September 30, 2018 and 2017. Not included in this table are cash deposits of $71.6 million and $90.3 million at September 30, 2018 and 2017, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our consolidated balance sheets at September 30, 2018 and 2017.

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
Years Ended September 30, 2018, 2017 and 2016

For the fair value of our derivative instruments and senior notes, see Note 5 and Note 10, respectively.
5. Derivative Financial Instruments
We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign-currency-denominated receivable and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their functional currencies. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro and Singapore dollar.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency at September 30, 2018 and 2017:

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	—
Singapore dollar (SGD)	SGD	9,580	$7,000	—

	September 30, 2017
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,050	$5,968	—
Buy foreign currency:
British pound (GBP)	GBP	9,341	$12,500	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2018 and 2017.
Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown below for the years ended September 30, 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Gain (loss) on foreign currency forward contracts	$(476)	$210	$(2,911)

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

6. Accounts Receivable, Net
Accounts receivable, net at September 30, 2018 and 2017 consisted of the following:

	September 30,
	2018	2017
	(In thousands)
Billed	$157,333	$126,887
Unbilled (1)	54,971	44,640
	212,304	171,527
Less: allowance for doubtful accounts	(3,439)	(2,941)
Accounts receivable, net	$208,865	$168,586

(1)
Represents revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2018	2017
	(In thousands)
Balance, beginning of year	$2,941	$2,192
Add: expense	623	1,640
Less: write-offs (net of recoveries)	(125)	(891)
Balance, end of year	$3,439	$2,941
7. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2018 and 2017:

	September 30, 2018				September 30, 2017
	(In thousands, except average life)
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
Completed technology	$82,295	$(77,400)	$4,895	5	$84,955	$(77,682)	$7,273	5
Customer contracts and relationships	28,692	(19,051)	9,641	8	28,947	(15,091)	13,856	8
Trade names	—	—	—	0	603	(547)	56	3
	$110,987	$(96,451)	$14,536	6	$114,505	$(93,320)	$21,185	6

Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying consolidated statements of income and comprehensive income, consisted of the following during fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Cost of revenues	$2,380	$6,511	$7,300
Selling, general and administrative expenses	4,214	6,198	6,682
Total	$6,594	$12,709	$13,982

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

In the table above, cost of revenues reflects our amortization of completed technology, and selling, general and administrative expenses reflect our amortization of other intangible assets.
Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2018, was as follows (in thousands):

Year Ending September 30,
2019	$6,001
2020	3,647
2021	2,408
2022	2,263
2023	217
Thereafter	—
Total	$14,536
The following table summarizes changes to goodwill during fiscal 2018 and 2017, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2016	$582,720	$146,648	$69,047	$798,415
Foreign currency translation adjustment	5,568	—	431	5,999
Balance at September 30, 2017	588,288	146,648	69,478	804,414
Foreign currency translation adjustment	(3,127)	—	(397)	(3,524)
Balance at September 30, 2018	$585,161	$146,648	$69,081	$800,890

8. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment at September 30, 2018 and 2017:

	September 30,
	2018	2017
	(In thousands)
Property and equipment:
Data processing equipment and software	$104,789	$88,830
Office furniture and equipment	22,207	20,763
Leasehold improvements	29,158	25,767
Less: accumulated depreciation and amortization	(107,317)	(94,657)
Total	$48,837	$40,703

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

9. Revolving Line of Credit
On May 8, 2018, we amended our credit agreement with a syndicate of banks, extending the maturity date of the unsecured revolving line of credit from December 30, 2019 to May 8, 2023, while reducing our borrowing capacity to $400 million with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2018, we had $257.0 million in borrowings outstanding at a weighted average interest rate of 3.555%, of which $50.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of September 30, 2018.

10. Senior Notes
On May 7, 2008, we issued $275 million of senior notes in a private placement to a group of institutional investors (the “2008 Senior Notes”). The 2008 Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
	(In millions)
A	$41.0	6.37%	May 7, 2013
B	$40.0	6.37%	May 7, 2015
C	$63.0	6.71%	May 7, 2015
D	$131.0	7.18%	May 7, 2018
 On May 7, 2018, the aggregate principal amount of the fourth series of 2008 Senior Notes was repaid at maturity. At September 30, 2018, the 2008 Senior Notes are no longer outstanding.

On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
	(In millions)
E	$60.0	4.72%	July 14, 2016
F	$72.0	5.04%	July 14, 2017
G	$28.0	5.42%	July 14, 2019
H	$85.0	5.59%	July 14, 2020
The 2010 Senior Notes require us to pay the entire unpaid principal balances of each note series on its maturity date. The 2010 Senior Notes also require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. As of September 30, 2018, we were in compliance with all financial covenants.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

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
The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
	Carrying Amounts (1)	Fair Value	Carrying Amounts (1)	Fair Value
	(In thousands)
The 2008 Senior Notes	$—	$—	$131,000	$134,250
The 2010 Senior Notes	113,000	114,413	113,000	119,106
The 2018 Senior Notes	400,000	404,000	—	—
Total	$513,000	$518,413	$244,000	$253,356
(1) Amounts exclusive of net debt issuance cost of $6.1 million and $0.2 million at September 30, 2018 and 2017, respectively.
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
Future principal payments for the Senior Notes are as follows (in thousands):

Year Ending September 30,
2019	$28,000
2020	85,000
2021	—
2022	—
2023	—
Thereafter	400,000
Total	$513,000
11. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $8.8 million, $8.4 million and $7.3 million during fiscal 2018, 2017 and 2016, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $48.4 million, $41.6 million and $40.0 million during fiscal 2018, 2017 and 2016, respectively.
12. Restructuring Expenses
There was no restructuring expense incurred during fiscal 2018.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

During fiscal 2017, we incurred net charges totaling $4.5 million consisting of $1.7 million in facilities charges associated with vacating excess leased space in San Rafael, California and $2.8 million in employee separation costs due to the elimination of 79 positions throughout the Company. Cash payments for all the facilities charges will be paid by the end of fiscal 2020. Cash payments for all the employee separation costs were paid before the end of the second quarter of fiscal 2018.
There was no restructuring expense incurred during fiscal 2016.
The following tables summarize our restructuring accruals associated with the above actions. The current portion and non-current portion was recorded in other accrued liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

	Accrual at September 30, 2016	Expense Additions	Cash Payments	Accrual at September 30, 2017
	(In thousands)
Facilities charges	$9,233	$1,729	$(2,842)	$8,120
Employee separation	—	2,742	(2,557)	185
	9,233	$4,471	$(5,399)	8,305
Less: current portion	(4,266)			(3,077)
Non-current	$4,967			$5,228

	Accrual at September 30, 2017	Expense Additions	Cash Payments	Accrual at September 30, 2018
	(In thousands)
Facilities charges	$8,120		$(2,892)	$5,228
Employee separation	185		(185)	—
	8,305	$—	$(3,077)	5,228
Less: current portion	(3,077)			(3,850)
Non-current	$5,228			$1,378
13. Income Taxes
Recent Tax Legislation:
On December 22, 2017, The Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2018, including, but not limited to: (1) reducing the U.S. federal corporate income tax rate; (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; and (3) repealing the performance-based compensation exception to the $1 million deduction limitation.
The Tax Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. In accordance with Section 15 of the Internal Revenue Code, we have utilized a blended rate of 24.5% for our fiscal 2018 tax year by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date. We recorded charges for the re-measurement of the deferred tax assets and liabilities of $14.0 million to our income tax expense for the fiscal year ended September 30, 2018.
The Tax Act has expanded the scope of previously enacted rules for certain covered employees that receive remuneration in excess of $1 million. As these new Section 162(m) rules impact the future deductibility of the related performance-based compensation, we recorded a provisional charge of $6.0 million.
The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated earnings and profits (“E&P”) of deferred foreign income. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate and recorded a provisional Transition Tax obligation of $3.6 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The Tax Act was effective in the first quarter of fiscal 2018. As of September 30, 2018, we have not completed our accounting for the estimated tax effects for the Transition Tax nor the excessive employee remuneration. During fiscal 2018, we recorded a provisional net charge of $9.6 million related to the Tax Act based on reasonable estimates for those tax effects and $14.0 million for the re-measurement of the deferred tax assets and liabilities, in which accounting is now complete. Due to the timing of the enactment and the complexity in applying the provisions of the Tax Act, the provisional net charge is subject to revisions as we continue to complete our analysis, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the estimated tax effects of the Tax Act will be completed during the measurement period, which is not expected to extend beyond one year from the enactment date.
The Tax Act includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a foreign derived intangible income (“FDII”), and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries. The GILTI, FDII, and BEAT provisions of the Tax Act will be effective for us beginning October 1, 2018.
The provision for income taxes was as follows during fiscal 2018, 2017 and 2016:

	Year ended September 30,
	2018	2017	2016
	(In thousands)
Current:
Federal	$8,071	$19,576	$50,631
State	2,236	1,055	2,900
Foreign	9,559	8,486	7,597
	19,866	29,117	61,128
Deferred:
Federal	28,013	(5,027)	(23,592)
State	132	(296)	(225)
Foreign	(2,416)	(726)	(2,190)
	25,729	(6,049)	(26,007)
Total provision	$45,595	$23,068	$35,121
The foreign provision was based on foreign pre-tax earnings of $13.0 million, $27.8 million and $33.0 million in fiscal 2018, 2017 and 2016, respectively. Current foreign tax expense related to foreign tax withholdings was $6.0 million, $4.6 million and $6.5 million in fiscal 2018, 2017 and 2016, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

Deferred tax assets and liabilities at September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$24,400	$34,383
Compensation benefits	30,388	45,823
Property and equipment	—	3,476
Other assets	9,674	12,239
	64,462	95,921
Less valuation allowance	(19,564)	(17,657)
Total deferred tax assets	44,898	78,264
Deferred tax liabilities:
Intangible assets	(15,921)	(25,346)
Property and equipment	(2,616)	—
Other liabilities	(6,229)	(5,714)
Total deferred tax liabilities	(24,766)	(31,060)
Deferred tax assets, net	$20,132	$47,204
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2018.
As of September 30, 2018, we had available U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $13.7 million, $0.2 million, and $41.9 million, respectively. The U.S. NOLs were acquired in connection with our acquisitions of Braun in fiscal 2005, Adeptra in fiscal 2012 and Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2020, if not utilized. The state NOL carryforward will expire at various dates beginning in fiscal 2021, if not utilized. The $41.9 million of foreign NOL includes $25.1 million related to China. Due to a limited ability to utilize the China NOLs, a full valuation allowance has been recorded on the China NOLs, resulting in no tax benefit. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. In fiscal 2016 and 2017 we generated excess foreign tax credits associated with dividends received from two of our foreign subsidiaries. In fiscal 2018 the excess foreign tax credits generated in prior years were completely utilized. We also have available excess California state research credit of approximately $10.5 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $10.5 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate (24.5% in fiscal 2018, and 35% in fiscal 2017 and 2016) to income before provision for income taxes for fiscal 2018, 2017 and 2016 is shown below:

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Income tax provision at U.S. federal statutory rate	$46,119	$52,963	$50,599
State income taxes, net of U.S. federal benefit	3,429	2,193	2,244
Foreign tax rate differential	(42)	(1,761)	(4,661)
Intercompany interest	—	(477)	(1,223)
Research credits	(3,486)	(2,572)	(4,398)
Domestic production deduction	(3,041)	(3,075)	(3,726)
Amended returns/audit settlements/statute expirations	(2,349)	(1,296)	(248)
Foreign	4,040	744	(1,702)
Valuation allowance	1,907	2,512	1,262
Foreign tax credit	1,320	(1,342)	(3,286)
Excess tax benefits relating to stock-based compensation	(22,253)	(24,746)	—
Tax effect of the Tax Act	23,579	—	—
Other	(3,628)	(75)	260
Recorded income tax provision	$45,595	$23,068	$35,121
The increase in our income tax provision in fiscal 2018 compared to fiscal 2017 is primarily due to recording the impact related to the enactment of the Tax Act in fiscal 2018. This includes re-measurement to our deferred tax assets and liabilities for the tax rate changes, the one-time Transition Tax, and a provisional charge related to the loss of deductibility of performance-based compensation for certain employees.
The decrease in our income tax provision in fiscal 2017 compared to fiscal 2016 was due primarily to the adoption of ASU 2016-09 on October 1, 2016. We no longer record excess tax benefits as an increase to additional paid-in capital, but instead record such excess tax benefits on a prospective basis as a reduction of income tax expense.
Prior to the enactment of the Tax Act we had not made a provision for U.S. income or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries as we intended to reinvest the earnings of our non-U.S. subsidiaries in those operations indefinitely, except where we were able to repatriate these earnings to the U.S. without material incremental tax provision. As of September 30, 2018, we have approximately $79.7 million of unremitted earnings of non-U.S. subsidiaries, of which $57.9 million was included in our current year provision for income taxes due to the one-time Transition Tax on the deemed repatriation of deferred foreign income under the Tax Act. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. While the Transition Tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in our foreign subsidiaries such that a repatriation may not result in additional U.S. income tax, an actual repatriation from our non-US subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2014. We are currently under audit by Illinois for fiscal 2014 and 2015, Minnesota for fiscal 2013, 2014, 2015 and 2016 and California for fiscal 2016 and 2017. We do not anticipate any adjustments related to those audits that will result in a material change to our consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2018	2017	2016
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$6,480	$6,799	$4,634
Gross increases for tax positions in prior years	404	57	1,004
Gross decreases for tax positions in prior years	—	(19)	(117)
Gross increases based on tax positions related to the current year	1,625	1,291	1,310
Decreases for settlements and payments	—	(151)	(32)
Decreases due to statue expiration	(2,396)	(1,497)	—
Gross unrecognized tax benefits at end of year	$6,113	$6,480	$6,799
We had $6.1 million of total unrecognized tax benefits as of September 30, 2018, including $5.8 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a reduction of the uncertain tax benefits in the next twelve months.
We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2018, we have accrued interest of $0.3 million related to the unrecognized tax benefits.
14. Stock-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we are authorized to issue equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have awards currently outstanding under the 1992 Long-Term Incentive Plan, which was adopted in February 1992 and expired in February 2012. Stock option awards have a maximum term of seven years. In general, stock option awards and restricted stock unit awards not subject to market or performance conditions vest annually over four years. Restricted stock unit awards subject to market or performance conditions vest annually over three years based on the achievement of specified criteria. At September 30, 2018, there were 4,202,040 shares available for issuance under the 2012 Plan.
Description of Employee Stock Purchase Plan
Under our 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”), we are authorized to issue up to 5,062,500 shares of common stock to eligible employees. Employees may have up to 10% of their base salary withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the fair market value on the exercise date (the last day of each offering period). Offering period means approximately six-month periods commencing (a) on the first trading day on or after January 1 and terminating on the last trading day in the following June, and (b) on the first trading day on or after July 1 and terminating on the last trading day in the following December. The 1999 Purchase Plan was suspended effective January 1, 2009 and employees cannot contribute to the 1999 Purchase Plan until the suspension is repealed. At September 30, 2018, there were 2,707,966 shares available for issuance under the 1999 Purchase Plan.
We satisfy stock option exercises, vesting of restricted stock units and the 1999 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $74.8 million, $61.2 million and $55.5 million in fiscal years 2018, 2017 and 2016, respectively. The total tax benefit related to this share-based compensation expense was $15.7 million, $20.4 million and $18.7 million in fiscal 2018, 2017 and 2016, respectively. As of September 30, 2018, there was $105.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.33 years.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

In fiscal 2018 we received $11.0 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $10.7 million.
Stock-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016
Stock Options:
Average expected term (years)	4.78	5.00	4.83
Expected volatility (range)	33.6 - 35.1%	35.3%	35.3 - 36.4%
Weighted average volatility	34.6%	35.3%	36.0%
Risk-free interest rate (range)	2.03 - 2.65%	2.02%	1.21 - 1.49%
Average expected dividend yield	—%	0.07%	0.09%
Expected dividend yield (range)	—%	0.07%	0.09 - 0.10%
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
Dividends. In fiscal 2017 and 2016 the dividend yield assumption was based on historical dividend payments, which were discontinued in May 2017.
Risk-Free Interest Rate. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options.
Forfeitures. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.
The following table summarizes option activity during fiscal 2018:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2017	1,230	$56.54
Granted	29	167.27
Exercised	(257)	42.85
Forfeited	(6)	88.17
Outstanding at September 30, 2018	996	$63.13	2.51	$164,716
Exercisable at September 30, 2018	847	$59.10	2.31	$143,529
Vested and expected to vest at September 30, 2018	993	$62.97	2.50	$164,500

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

The weighted average fair value of options granted were $56.61, $43.80 and $31.06 during fiscal 2018, 2017 and 2016, respectively. The aggregate intrinsic value of options outstanding at September 30, 2018 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 1.0 million outstanding shares, which had exercise prices lower than the $228.55 market price of our common stock at September 30, 2018. The total intrinsic value of options exercised was $41.4 million, $27.0 million and $41.3 million during fiscal 2018, 2017 and 2016, respectively, determined as of the date of exercise.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2018:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2017	1,144	$97.95
Granted	458	161.85
Released	(439)	88.21
Forfeited	(50)	115.57
Outstanding at September 30, 2018	1,113	$127.34
The weighted average fair value of the RSUs granted were $161.85, $122.47 and $94.77 during fiscal 2018, 2017 and 2016, respectively. The total intrinsic value of the RSUs that vested was $70.7 million, $58.7 million and $49.8 million during fiscal 2018, 2017 and 2016, respectively, determined as of the date of vesting.
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
The following table summarizes the PSUs activity during fiscal 2018:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2017	204	$105.37
Granted	102	157.17
Released	(96)	98.15
Outstanding at September 30, 2018	210	$133.76
The weighted average fair value of the PSUs granted were $157.17, $121.30 and $91.74 during fiscal 2018, 2017 and 2016, respectively. The total intrinsic value of the PSUs that vested was $15.1 million, $16.6 million and $14.0 million during fiscal 2018, 2017 and 2016, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016

Expected volatility in FICO’s stock price	24.6%	27.4%	24.1%
Expected volatility in Russell 3000 Index	12.7%	13.6%	12.8%
Correlation between FICO and the Russell 3000 Index	63.1%	59.8%	60.2%
Risk-free interest rate	1.92%	1.40%	1.25%
Average expected dividend yield	—%	0.07%	0.09%
The expected volatility was determined based on daily historical movements in our stock price and the Russell 3000 Index for the three years preceding the grant date. The correlation between FICO and the Russell 3000 Index was determined based on historical daily stock price movements for the three years preceding the grant date. The dividend yield was determined using the historical dividend payout and a trailing twelve month closing stock price on the grant date for fiscal 2017 and 2016, and in May 2017 we discontinued dividend payments. The risk-free rate was determined based on U.S. Treasury zero-coupon yields over the three-year performance period.
The following table summarizes the MSUs activity during fiscal 2018:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2017	131	$123.82
Granted	102	151.78
Released	(119)	113.70
Outstanding at September 30, 2018	114	$159.34
The weighted average fair value of the MSUs granted were $151.78, $108.09 and $100.63 during fiscal 2018, 2017 and 2016, respectively. The total intrinsic value of the MSUs that vested was $18.7 million, $20.2 million and $9.2 million during fiscal 2018, 2017 and 2016, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

15. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018	2017	2016
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$142,415	$128,256	$109,448
Denominator — share:
Basic weighted-average shares	29,711	30,862	31,129
Effect of dilutive securities	1,469	1,383	1,179
Diluted weighted-average shares	31,180	32,245	32,308
Earnings per share:
Basic	$4.79	$4.16	$3.52
Diluted	$4.57	$3.98	$3.39
The computation of diluted EPS excludes options to purchase approximately 5,000, 8,000, and 9,000 shares of common stock for fiscal 2018, 2017 and 2016, respectively, because the exercise prices of the options exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.
16. Segment Information
We are organized into the following three operating segments, each of which is a reportable segment, to align with internal management of our worldwide business operations based on product offerings.

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, software-as-a-service applications through the FICO® Analytic Cloud and/or Amazon Web Services, Inc. (“AWS”), our primary cloud infrastructure provider.

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

•
Decision Management Software. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our new FICO® Decision Management Suite, as well as associated professional services. These tools are available to our customers as on-premises software or through the FICO® Analytic Cloud and/or AWS.

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

The following tables summarize segment information for fiscal 2018, 2017 and 2016:

	Year Ended September 30, 2018
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$381,109	$337,530	$47,420	$—	$766,059
Professional services	142,908	1,751	32,145	—	176,804
License	61,554	3,367	24,691	—	89,612
Total segment revenues	585,571	342,648	104,256	—	1,032,475
Segment operating expense	(420,995)	(63,477)	(134,903)	(125,255)	(744,630)
Segment operating income (loss)	$164,576	$279,171	$(30,647)	$(125,255)	$287,845
Unallocated share-based compensation expense					(74,814)
Unallocated amortization expense					(6,594)
Operating income					206,437
Unallocated interest expense, net					(31,311)
Unallocated other income, net					12,884
Income before income taxes					$188,010
Depreciation expense	$15,651	$555	$5,471	$956	$22,633

	Year Ended September 30, 2017
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$348,861	$259,780	$44,019	$—	$652,660
Professional services	141,857	2,849	34,863	—	179,569
License	62,449	3,725	33,766	—	99,940
Total segment revenues	553,167	266,354	112,648	—	932,169
Segment operating expense	(393,667)	(54,436)	(123,466)	(104,998)	(676,567)
Segment operating income (loss)	$159,500	$211,918	$(10,818)	$(104,998)	255,602
Unallocated share-based compensation expense					(61,222)
Unallocated amortization expense					(12,709)
Unallocated restructuring and acquisition-related expenses					(4,471)
Operating income					177,200
Unallocated interest expense, net					(25,790)
Unallocated other expense, net					(86)
Income before income taxes					$151,324
Depreciation expense	$15,857	$991	$4,783	$1,349	$22,980

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

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
Our revenues and percentage of revenues by reportable market segments were as follows for fiscal 2018, 2017 and 2016, the majority of which were derived from the sale of products and services within the banking (including consumer credit) industry:

	Year Ended September 30,
	2018		2017		2016
	(Dollars in thousands)
Applications	$585,571	57%	$553,167	59%	$532,642	61%
Scores	342,648	33%	266,354	29%	241,059	27%
Decision Management Software	104,256	10%	112,648	12%	107,655	12%
Total	$1,032,475	100%	$932,169	100%	$881,356	100%
Within our Applications segment our fraud solutions accounted for 17%, 19% and 20% of total revenues in each of fiscal 2018, 2017 and 2016, respectively, our customer communication services accounted for 10%, 10% and 9% of total revenues in each of these periods, respectively; and our customer management solutions accounted for 8%, 8% and 9% of total revenues in each of these periods, respectively.

Our revenues and percentage of revenues on a geographical basis are summarized below for fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018		2017		2016
	(Dollars in thousands)
United States	$679,425	66%	$598,765	64%	$567,443	64%
United Kingdom	77,053	7%	71,989	8%	86,485	10%
Other countries	275,997	27%	261,415	28%	227,428	26%
Total	$1,032,475	100%	$932,169	100%	$881,356	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

Revenue generated from a single customer or a group of customers which represented 10% or greater of total revenue are summarized below for fiscal 2018, 2017 and 2016:

	Year Ended September 30,
	2018		2017		2016
	(Dollars in thousands)
Experian	$109,638	11%	$80,347	9%	$65,753	8%
TransUnion and Equifax	143,922	14%	104,475	11%	97,427	11%
Other customers	778,915	75%	747,347	80%	718,176	81%
Total	$1,032,475	100%	$932,169	100%	$881,356	100%
At September 30, 2018 and 2017, no individual customer accounted for 10% or more of total consolidated receivables.
Our property and equipment, net, on a geographical basis are summarized below at September 30, 2018 and 2017:

	September 30,
	2018		2017
	(Dollars in thousands)
United States	$39,593	81%	$30,773	76%
United Kingdom	4,296	9%	4,893	12%
Other countries	4,948	10%	5,037	12%
Total	$48,837	100%	$40,703	100%
17. Commitments
Minimum future commitments under non-cancelable operating leases and other obligations were as follows at September 30, 2018:

Year Ending September 30,	Future Minimum Lease Commitments
(In thousands)
2019	$24,224
2020	15,694
2021	15,768
2022	14,151
2023	12,866
Thereafter	33,030
Total	$115,733

Lease Commitments
We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $19.8 million, $18.6 million and $17.6 million during fiscal 2018, 2017 and 2016, respectively.
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
Years Ended September 30, 2018, 2017 and 2016

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
20. Supplementary Financial Data (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2018. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Quarter Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	(In thousands, except per share data)
Revenues	$279,791	$259,505	$257,858	$235,321
Cost of revenues (1)	79,431	78,390	78,519	74,359
Gross profit	200,360	181,115	179,339	160,962
Net income	$50,480	$32,361	$32,275	$27,299
Earnings per share (2):
Basic	$1.74	$1.09	$1.08	$0.91
Diluted	$1.64	$1.04	$1.03	$0.86
Shares used in computing earnings per share:
Basic	29,077	29,708	29,985	30,078
Diluted	30,702	31,161	31,300	31,561

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2018, 2017 and 2016

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

(1)
Cost of revenues excludes amortization expense of $0.5 million, $0.6 million, $0.6 million, $0.7 million, $1.4 million, $1.7 million, $1.7 million and $1.7 million for the quarters ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

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
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2018, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Our Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2019.
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
		60

Michael J. Pung	November 2010-present, Executive Vice President and Chief Financial Officer of the Company. August 2004-November 2010, Vice President, Finance of the Company. 2000-2004, Vice President and Controller, Hubbard Media Group, LLC. 1999-2000, Controller, Capella Education, Inc. 1998-1999, Controller, U.S. Satellite Broadcasting, Inc. 1992-1998, various financial management positions with Deluxe Corporation. 1985-1992, various audit positions, including audit manager, at Deloitte & Touche LLP.	55

Richard S. Deal	November 2015-present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007-November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-August 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	51

Wayne Huyard	November 2014-present, Executive Vice President of Sales, Services, and Marketing of the Company. January 2014-November 2014, Consultant to the Chief Executive Officer of the Company. September 2012-November 2014, Chief Executive Officer and President, TEXbase, Inc. March 2012-May 2012, General Manager of RightNow Technologies, Oracle Corporation. July 2010-February 2012, President and Chief Operating Officer, RightNow Technologies, Inc. May 2006-May 2010, Operations and Advisory Group Executive Leadership Team Member, Cerberus Capital Management L.P.	59

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	54

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	49

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	53

Stuart C. Wells	April 2012-present, Executive Vice President, Chief Technology Officer of the Company. June 2010- April 2012, Head of Global Professional Services and Support of the Company (Consultant). February 2009-June 2010, CEO, and Chairman of the Board, ScaleMP. January 2007-January 2009, Senior Vice President and President, Avaya, Inc. April 2005-December 2006, Executive Vice President, Utility Computing, Sun Microsystems.	62

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2019.
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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2019.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for Fiscal 2018” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Persons Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 28, 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements:
2. Financial Statement Schedules
All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3. Exhibits:

Exhibit Number	Description

3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689).)

3.2
Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689).)

10.1
Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 13, 2008 (file no. 001-11689).)

10.2
Form of Note Purchase Agreement, dated July 14, 2010, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series E, F, G and H (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 19, 2010 (file no. 001-11689).)

10.3
Indenture, dated as of May 8, 2018, by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 5.25% Senior Notes due 2026. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 8, 2018 (file no. 001-11689).)

10.4
Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010 (file no. 001‑11689).) (1)

10.5
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689).) (1)

10.6
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2008 (file no. 001-11689).) (1)

10.7
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended December 31, 2007 (file no. 001-11689).) (1)

10.8
Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the period ended September 30, 2006 (file no. 001-11689).) (1)

10.9
Fair, Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689).) (1)

10.10
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002 (file no. 001-11689).) (1)

10.11
Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012 (file no. 001-11689).) (1)

10.12
Form of Amendment to Management Agreement entered into with certain of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2014 (file no. 001-11689).) (1)

10.13
Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (file no. 001-11689).)

10.14
Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689).) (1)

10.15
Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012 (file no. 001-11689).) (1)

10.16
Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012 (file no. 001-11689).) (1)

10.17
Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012 (file no. 001-11689).) (1)

10.18
Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2012 (file no. 001-11689).) (1)

10.19
Letter Agreement dated April 24, 2012 by and between the Company and Stuart C. Wells. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2012 (file no. 001-11689).) (1)

10.20
Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2014 (file no. 001-11689).) (1)

10.21
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (file no. 001-11689).) (1)

10.22
Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended through February 28, 2018. (Incorporated by reference to Exhibit 99 of the Company's Registration Statement on Form S-8, filed with the SEC on March 7, 2018 (Registration No. 333-223492).) (1)

10.23
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.24
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.25
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.26
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.27
Form of Employee Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.28
Form of Employee Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.29
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.30*	Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 6, 2018.

10.31
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.32*	Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 8, 2018.

10.33
Form of Employee Non Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.34
Form of Employee Non Statutory Stock Option Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.35
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.36
Form of Employee Restricted Stock Unit Award Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.37
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.38
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference by Exhibit 10.7 to the Company's Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.39
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017 (file no. 001-11689).) (1)

10.40
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2017 (file no. 001-11689).) (1)

10.41
Form of Performance Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2015 (file no. 001-11689).) (1)

10.42
Form of Performance Share Unit Award Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.43
Form of Performance Share Unit Agreement (fiscal 2018) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q for the quarter ended December 31, 2017 (file no. 001-11689).) (1)

10.44*	Form of Performance Share Unit Agreement (fiscal 2019) under the 2012 Long-Term Incentive Plan.

10.45
Form of Market Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015 (file no. 001-11689).) (1)

10.46
Form of Market Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.47
Form of Market Share Unit Agreement (fiscal 2018 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2017 (file no. 001-11689).) (1)

10.48*	Form of Market Share Unit Agreement (fiscal 2019 grants) under the 2012 Long-Term Incentive Plan.

10.49
Amended and Restated Credit Agreement dated December 31, 2014 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2014 (file no. 001-11689).)

10.50
First Amendment to Amended and Restated Credit Agreement among the Company, Wells Fargo Bank, National Association as administrative agent and the lenders thereto dated as of April 16, 2015. (Incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K filed on April 17, 2015 (file no. 001-11689).)

10.51
Commitment Increase Agreement and Second Amendment to Credit Agreement dated as of June 26, 2017 by and among the Company, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to the Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2017 (file no. 001-11689).)

10.52
Commitment Increase Agreement to the Amended and Restated Credit Agreement dated as of November 17, 2017 by and among the Company, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to the Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2017 (file no. 001-11689).)

10.53
Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 2018 by and among the Company, the several banks and other financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2018 (file no. 001-11689).)

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
DATE: November 9, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 9, 2018
William J. Lansing

/s/ MICHAEL J. PUNG	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 9, 2018
Michael J. Pung

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 9, 2018
Michael S. Leonard

/s/ A. GEORGE BATTLE	Director	November 9, 2018
A. George Battle

/s/ BRADEN R. KELLY	Director	November 9, 2018
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 9, 2018
James D. Kirsner

/s/ EVA MANOLIS	Director	November 9, 2018
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 9, 2018
Marc F. McMorris

/s/ JOANNA REES	Director	November 9, 2018
Joanna Rees

/s/ DAVID A. REY	Director	November 9, 2018
David A. Rey