Form 10-Q
period 2018-12-31
FAIR ISAAC CORP
filed 2019-01-30
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on January 18, 2019 was 29,071,202 (excluding 59,785,581 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	September 30, 2018
		As Adjusted
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$79,896	$90,023
Accounts receivable, net	247,566	266,742
Prepaid expenses and other current assets	48,380	39,624
Total current assets	375,842	396,389
Marketable securities	17,210	18,059
Other investments	1,679	1,697
Property and equipment, net	46,864	48,837
Goodwill	798,793	800,890
Intangible assets, net	12,910	14,536
Deferred income taxes	14,066	13,805
Other assets	38,262	36,254
Total assets	$1,305,626	$1,330,467
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,387	$20,251
Accrued compensation and employee benefits	55,354	84,292
Other accrued liabilities	26,079	31,025
Deferred revenue	103,527	103,335
Current maturities on debt	228,000	235,000
Total current liabilities	433,347	473,903
Long-term debt	604,157	528,944
Other liabilities	40,227	40,183
Total liabilities	1,077,731	1,043,030
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,056 and 29,015 shares outstanding at December 31, 2018 and September 30, 2018, respectively)	291	290
Paid-in-capital	1,176,770	1,211,051
Treasury stock, at cost (59,801 and 59,842 shares at December 31, 2018 and September 30, 2018, respectively)	(2,674,011)	(2,612,007)
Retained earnings	1,804,531	1,764,524
Accumulated other comprehensive loss	(79,686)	(76,421)
Total stockholders’ equity	227,895	287,437
Total liabilities and stockholders’ equity	$1,305,626	$1,330,467

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2018	2017
		As Adjusted
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$194,193	$170,403
Professional services	40,808	43,128
License	27,255	18,830
Total revenues	262,256	232,361
Operating expenses:
Cost of revenues *	76,066	74,432
Research and development	35,426	28,974
Selling, general and administrative *	100,258	90,342
Amortization of intangible assets *	1,502	1,788
Total operating expenses	213,252	195,536
Operating income	49,004	36,825
Interest expense, net	(9,676)	(6,460)
Other income (expense), net	(2,172)	513
Income before income taxes	37,156	30,878
Provision for income taxes	(2,851)	(2,001)
Net income	40,007	32,879
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,265)	3,071
Comprehensive income	$36,742	$35,950
Earnings per share:
Basic	$1.38	$1.09
Diluted	$1.32	$1.04
Shares used in computing earnings per share:
Basic	28,961	30,078
Diluted	30,336	31,561

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock				Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value	Paid-in-Capital	Treasury Stock
Balance at September 30, 2018 (As Adjusted)	29,015	$290	$1,211,051	$(2,612,007)	$1,764,524	$(76,421)	$287,437
Share-based compensation	—	—	21,854	—	—	—	21,854
Issuance of treasury stock under employee stock plans	466	5	(56,135)	20,692	—	—	(35,438)
Repurchases of common stock	(425)	(4)	—	(82,696)	—	—	(82,700)
Net income	—	—	—	—	40,007	—	40,007
Foreign currency translation adjustments	—	—	—	—	—	(3,265)	(3,265)
Balance at December 31, 2018	29,056	$291	$1,176,770	$(2,674,011)	$1,804,531	$(79,686)	$227,895
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2018	2017
		As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$40,007	$32,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,967	7,731
Share-based compensation	21,854	16,510
Deferred income taxes	(50)	(1,942)
Net (gain) loss on marketable securities	3,050	(90)
Provision for doubtful accounts, net	180	—
Net (gain) loss on sales of property and equipment	(22)	9
Changes in operating assets and liabilities:
Accounts receivable	18,191	4,516
Prepaid expenses and other assets	(10,787)	(6,315)
Accounts payable	1,671	(119)
Accrued compensation and employee benefits	(28,918)	(28,672)
Other liabilities	(4,848)	(1,267)
Deferred revenue	562	5,537
Net cash provided by operating activities	48,857	28,777
Cash flows from investing activities:
Purchases of property and equipment	(6,474)	(4,044)
Proceeds from sales of marketable securities	102	8
Purchases of marketable securities	(2,303)	(1,943)
Net cash used in investing activities	(8,675)	(5,979)
Cash flows from financing activities:
Proceeds from revolving line of credit	103,000	79,000
Payments on revolving line of credit	(35,000)	(20,000)
Payments on debt issuance costs	—	(240)
Proceeds from issuance of treasury stock under employee stock plans	7,550	693
Taxes paid related to net share settlement of equity awards	(42,987)	(38,867)
Repurchases of common stock	(82,700)	(55,263)
Net cash used in financing activities	(50,137)	(34,677)
Effect of exchange rate changes on cash	(172)	474
Decrease in cash and cash equivalents	(10,127)	(11,405)
Cash and cash equivalents, beginning of period	90,023	105,618
Cash and cash equivalents, end of period	$79,896	$94,213
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,394	$2,221
Cash paid for interest	$13,439	$7,087
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$433	$1,482
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
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the year ended September 30, 2018. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
Effective October 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using the full retrospective method. In connection with this adoption, the results and related disclosures for the comparative fiscal 2018 periods presented in this Form 10-Q were adjusted to be presented as if ASU 2014‑09 had been in effect during such fiscal 2018 periods. See New Accounting Pronouncements below and Note 8. All amounts and disclosures set forth in this Form 10-Q reflect these changes.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.
See Note 8 for further discussion on revenues.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”).
We adopted ASU 2014-09 in the first quarter of our fiscal 2019 using the full retrospective method which required us to adjust each prior reporting period presented. This adoption primarily affected timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable when there are extended payment terms, or ratably over the term of the contract as required under the previous standard. In addition, revenue attributable to a software license renewal is recognized at the beginning of the applicable renewal period rather than at the signing of the renewal agreement as required under the previous standard. Additionally, under the new standard, when we enter into noncancellable contracts that provide unconditional rights to payment from our customers for services we have not yet completed or services we will provide in the near future, we present receivables — our unconditional rights to payments — and deferred revenues on a gross basis, rather than on a net basis. Finally, under the new standard we capitalize and amortize contract acquisition costs such as commissions paid for SaaS cloud services contracts in excess of one year. Following the adoption of ASU 2014-09, the revenue recognition for our other sales arrangements remained materially consistent with our historical practice.
Upon adoption of ASU 2014-09, we applied the standard’s practical expedients that permit the omission of prior-period information about our performance obligations.
Adoption of the standard impacted our previously reported results as follows:
Condensed Consolidated Balance Sheets

	September 30, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Accounts receivable, net	208,865	57,877	266,742
Deferred income taxes	20,117	(6,312)	13,805
Other assets	12,431	23,823	36,254
Other accrued liabilities	30,457	568	31,025
Deferred revenue	52,215	51,120	103,335
Stockholders’ equity	263,737	23,700	287,437

Condensed Consolidated Statements of Income and Comprehensive Income

	Quarter Ended December 31, 2017
	As Previously Reported	Adjustment	As Adjusted
	(In thousands, except per share amounts)
Revenues	235,321	(2,960)	232,361
Cost of revenues	74,359	73	74,432
Selling, general and administrative	90,296	46	90,342
Provision for income taxes	6,658	(8,659)	(2,001)
Net income	27,299	5,580	32,879
Comprehensive income	30,370	5,580	35,950
Basic earnings per share	0.91	0.18	1.09
Diluted earnings per share	0.86	0.18	1.04
Condensed Consolidated Statement of Cash Flows

	Quarter Ended December 31, 2017
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	27,299	5,580	32,879
Deferred income taxes	6,717	(8,659)	(1,942)
Changes in operating assets and liabilities	(29,399)	3,079	(26,320)
Recent Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act (defined below) and requires certain disclosures about stranded tax effects. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We do not believe that adoption of ASU 2018-02 will have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption.
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

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2018 and September 30, 2018.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2018 and September 30, 2018.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2018 and September 30, 2018:

December 31, 2018	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2018
	(In thousands)
Assets:
Cash equivalents (1)	$18,417	$18,417
Marketable securities (2)	17,210	17,210
Total	$35,627	$35,627

September 30, 2018	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2018
	(In thousands)
Assets:
Cash equivalents (1)	$18,413	$18,413
Marketable securities (2)	18,059	18,059
Total	$36,472	$36,472

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at December 31, 2018 and September 30, 2018. Not included in these tables are cash deposits of $61.5 million and $71.6 million at December 31, 2018 and September 30, 2018, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheet at December 31, 2018 and September 30, 2018.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2018 and September 30, 2018:

	December 31, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,750	$12,312	$—
Buy foreign currency:
British pound (GBP)	GBP	8,592	$11,000	$—
Singapore dollar (SGD)	SGD	7,211	$5,300	$—

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	$—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	$—
Singapore dollar (SGD)	SGD	9,580	$7,000	$—
The foreign currency forward contracts were entered into on December 31, 2018 and September 30, 2018, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended December 31,
	2018	2017
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(404)	$194

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets, which has been reflected as a separate operating expense caption within the accompanying condensed consolidated statements of income and comprehensive income, consisted of the following:

	Quarter Ended December 31,
	2018	2017
	(In thousands)
Cost of revenues	$494	$706
Selling, general and administrative expenses	1,008	1,082
Total	$1,502	$1,788

Cost of revenues reflects our amortization of completed technology and selling, general and administrative expenses reflects our amortization of other intangible assets. Intangible assets, gross were $110.2 million and $111.0 million as of December 31, 2018 and September 30, 2018, respectively.

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2018 was as follows (in thousands):

Year Ending September 30,
2019 (excluding the quarter ended December 31, 2018)	$4,427
2020	3,618
2021	2,396
2022	2,252
2023	217
$12,910
The following table summarizes changes to goodwill during the quarter ended December 31, 2018, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2018	$585,161	$146,648	$69,081	$800,890
Addition from acquisitions	980	—	—	980
Foreign currency translation adjustment	(2,820)	—	(257)	(3,077)
Balance at December 31, 2018	$583,321	$146,648	$68,824	$798,793

5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
	(In thousands)
Property and equipment	$159,956	$156,154
Less: accumulated depreciation and amortization	(113,092)	(107,317)
	$46,864	$48,837

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2018, we had $325.0 million in borrowings outstanding at a weighted average interest rate of 3.839%, of which $125.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of December 31, 2018.

7. Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. As of December 31, 2018, we were in compliance with all financial covenants.
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. The purchase agreements for the 2010 Senior Notes and the indenture for the 2018 Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the carrying amounts and fair values for the Senior Notes at December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
	Carrying Amounts (1)	Fair Value	Carrying Amounts (1)	Fair Value
	(In thousands)
The 2010 Senior Notes	113,000	114,144	113,000	114,413
The 2018 Senior Notes	400,000	388,000	400,000	404,000
Total	$513,000	$502,144	$513,000	$518,413
(1) Amounts exclusive of net debt issuance cost of $5.8 million and $6.1 million at December 31, 2018 and September 30, 2018, respectively.
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

8. Revenue from Contracts with Customers
Contracts with Customers
Our revenue is primarily derived from term-based or perpetual licensing of software and scoring products and solutions, and associated maintenance; SaaS subscription services; scoring and credit monitoring services for consumers; and professional services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct — distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”) basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.
License revenue is derived from contracts in which we grant our direct customers or distributors the right to deploy or resell our software and scoring products and solutions on-premises. Our software offerings often include a perpetual or term-based license and post-contract support or maintenance, both of which generally represent distinct performance obligations and are accounted for separately. The transaction price is either in the form of a fixed consideration with separate stated prices for license and maintenance, or a sales or usage-based royalty — sometimes subject to a guaranteed minimum — for the license and maintenance bundle. When the amount is in the form of a fixed consideration, including the guaranteed minimum in sales or usage-based royalty, license revenue from distinct on-premises license is recognized at the point in time when the software or scoring solution is made available to the customer or distributor. Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as transactional revenue when the subsequent sales or usage occurs. Revenue allocated to maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits.
In addition to sales or usage-based royalty on our software and scoring products, transactional revenue is also derived from SaaS contracts in which we provide customers with access to and standard support for our software application either in the FICO® Analytic Cloud or Amazon Web Services (“AWS”), our primary cloud infrastructure provider, on a subscription basis. The transaction price typically includes a fixed consideration in the form of a guaranteed minimum that allows up to a certain level of usage and a variable consideration in the form of usage or transaction-based fees in excess of the minimum threshold; or usage or transaction-based variable amount not subject to a minimum threshold. We determined the nature of our SaaS arrangements is to provide continuous access to our hosted application in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception — subject to any constraints that may apply — and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed.
We also derive transactional revenue from credit scoring and monitoring services that provide consumers access to their credit reports and enable them to monitor their credit. These are provided as either a one-time or ongoing subscription service renewed monthly or annually, all with a fixed consideration. We determined the nature of the subscription service is a stand-ready obligation to generate credit reports, provide credit monitoring and other services for our customers, which comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). Revenue from one-time or monthly subscription services is recognized during the period when service is performed. Revenue from annual subscription services is recognized ratably over the subscription period.
Professional services include software or SaaS implementation, consulting, model development, training services and premium cloud support. They are sold either standalone, or together with other products or services and generally represent distinct performance obligations. The transaction price can be a fixed amount or on a time and materials basis. Revenue on fixed-price services is recognized using an input method based on labor hours expended which we believe provides a faithful depiction of the transfer of services. Revenue on services provided on a time and materials basis is recognized applying the “right-to-invoice” practical expedient as the amount to which we have a right to invoice the customer corresponds directly with the value of our performance to the customer. In addition, we sell premium cloud support on a subscription basis for a fixed amount, and revenue is recognized ratably over the contract term.

Disaggregation of Revenue
The following table provides information about disaggregated revenue by primary geographical market, and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments:

	Reportable Segments
	Quarter Ended December 31, 2018				Quarter Ended December 31, 2017 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
Primary Geographical Markets
North America	$80,949	$82,073	$13,824	$176,846	$83,739	$66,613	$13,066	$163,418
Latin America	18,253	514	5,225	23,992	5,633	709	1,344	7,686
Europe, Middle East and Africa	32,562	1,534	6,124	40,220	36,216	858	5,722	42,796
Asia Pacific	15,895	1,562	3,741	21,198	14,586	251	3,624	18,461
Total	$147,659	$85,683	$28,914	$262,256	$140,174	$68,431	$23,756	$232,361

	Reportable Segments
	Quarter Ended December 31, 2018				Quarter Ended December 31, 2017 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
Timing of revenue recognition
Products and services transferred over time*	$128,627	$85,522	$20,852	$235,001	$126,500	$68,293	$18,738	$213,531
Products and services transferred at a point in time	19,032	161	8,062	27,255	13,674	138	5,018	18,830
Total	$147,659	$85,683	$28,914	$262,256	$140,174	$68,431	$23,756	$232,361
* Includes license to intellectual property (“IP”) where right to functional IP transfers at a point in time but royalty revenue is only recognized upon subsequent sales or usage (i.e., guaranteed minimums excluded from this line).

Contract Balances
We record a receivable when we satisfy a performance obligation prior to invoicing if only the passage of time is required before payment is due or if we have an unconditional right to consideration before we satisfy a performance obligation. We record a contract asset when we satisfy a performance obligation prior to invoicing but our right to consideration is conditional. We record deferred revenue when the payment is made or due before we satisfy a performance obligation.
The following table provides information about receivables and deferred revenue from contracts with customers.

	December 31, 2018	September 30, 2018
		(As Adjusted)
	(In thousands)
Receivables, which are included in “Accounts receivable, net”	$250,960	$270,181
Deferred revenue*	$108,167	$108,118
* Included in both deferred revenue and other liabilities on our condensed balance sheet at December 31, 2018 and September 30, 2018.

Impairment loss recognized on receivables from contracts with customers during the quarter ended December 31, 2018 and 2017 was immaterial.
Contract assets balance at December 31, 2018 and September 30, 2018 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the quarter ended December 31, 2018 are as follows:

Quarter Ended December 31, 2018
(In thousands)
Deferred revenues, beginning balance	$108,118
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(53,339)
Increases due to billings, excluding amounts recognized as revenue during the period	53,388
Deferred revenues, ending balance	$108,167
Revenue recognized in the quarter ended December 31, 2018 from performance obligations satisfied in previous periods was immaterial.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to provide customers with financing or to receive financing from our customers. Examples include multi-year on-premises licenses that are invoiced annually with revenue recognized upfront, and invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.
Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remaining of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
	(In thousands)
Applications	$53,507	$42,951	$20,902	$8,203	$7,535	$133,098
Decision Management Software	10,116	7,363	4,787	2,978	1,818	27,062
Total	$63,623	$50,314	$25,689	$11,181	$9,353	$160,160
We apply the optional exemption that permits the omission of information about remaining performance obligations that have original expected durations of one year or less. We also applied the transition practical expedient that permits the omission of prior-period information about our performance obligations.
Significant Judgments
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct and should be accounted for separately may require significant judgment. Specifically, when implementation service is included in the original software or SaaS offerings, judgment is required to determine if the implementation service significantly modifies or customizes the software or SaaS service in such a way that the risks of providing it and the customization service are inseparable. In rare instances, contracts may include significant modification or customization of the software of SaaS service and will result in the combination of software or SaaS service and implementation service as one performance obligation.

We determine the SSPs using data from our historical standalone sales, or, in instances where such information is not available (such as when we do not sell the product or service separately), we consider factors such as the stated contract prices, our overall pricing practices and objectives, go-to-market strategy, size and type of the transactions, and effects of the geographic area on pricing, among others. When the selling price of a product or service is highly variable, we may use the residual approach to determine the SSP of that product or service. Significant judgment may be required to determine the SSP for each distinct performance obligation when it involves the consideration of many market conditions and entity-specific factors discussed above.
Significant judgement may be required to determine the timing of satisfaction of a performance obligation in certain professional services contracts with a fixed consideration, in which we measure progress using an input method based on labor hours expended. In order to estimate the total hours of the project, we make assumptions about labor utilization, efficiency of processes, the customer’s specification and IT environment, among others. For certain complex projects, due to the risks and uncertainties inherent with the estimation process and factors relating to the assumptions, actual progress may differ due to the change in estimated total hours. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues are subject to revisions as the contract progresses to completion.
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying condensed consolidated balance sheets, were $28.5 million and $27.1 million at December 31, 2018 and September 30, 2018, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our condensed consolidated statements of income and comprehensive income. The amount of amortization was $1.2 million and $1.1 million during the quarters ended December 31, 2018 and 2017, respectively, and there was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was (7.7)% and (6.5)% during the quarters ended December 31, 2018 and 2017, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rate for the three months ended December 31, 2018 and 2017 was both impacted by recording of excess tax benefits relating to stock awards that vested in December of both years. In addition, the quarter ended December 31, 2017 was affected by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2018 and fiscal year ended September 30, 2019, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) repealing the performance-based compensation exception for certain employees; (4) instituting the concept of Global Intangible Low-Taxed Income (“GILTI”); and (5) instituting the concept of Foreign Derived Intangible Income.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes” (“ASC 740”). Information regarding our adoption and prospective impacts of the Tax Act is included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018. We have completed our analysis consistent with the guidance provided in SAB 118 related to the tax effects of the transition tax and the excessive employee remuneration, which resulted in no additional charges recorded during the quarter ended December 31, 2018.

The Tax Act subjects U.S. corporations to tax on their GILTI. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of GAAP. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We have not yet adopted an accounting policy in regard to GILTI.
The total unrecognized tax benefit for uncertain tax positions is estimated to be $6.5 million and $6.1 million at December 31, 2018 and September 30, 2018, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.4 million and $0.3 million related to unrecognized tax benefits as of December 31, 2018 and September 30, 2018, respectively.
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
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2018:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2018	996	$63.13
Granted	66	185.05
Exercised	(138)	54.69
Outstanding at December 31, 2018	924	$73.16	2.72	$105,207
Exercisable at December 31, 2018	836	$61.99	2.30	$104,507
Vested and expected to vest at December 31, 2018	918	$72.39	2.70	$105,161
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2018:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2018	1,113	$127.34
Granted	313	185.99
Released	(339)	112.42
Forfeited	(4)	149.46
Outstanding at December 31, 2018	1,083	$148.90

Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2018:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2018	210	$133.76
Granted	45	185.05
Released	(105)	123.04
Outstanding at December 31, 2018	150	$156.83
Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2018:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2018	114	$159.34
Granted	105	169.46
Released	(119)	143.57
Outstanding at December 31, 2018	100	$188.63

11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2018 and 2017:

	Quarter Ended December 31,
	2018	2017
		As Adjusted
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$40,007	$32,879
Denominator - share:
Basic weighted-average shares	28,961	30,078
Effect of dilutive securities	1,375	1,483
Diluted weighted-average shares	30,336	31,561
Earnings per share:
Basic	$1.38	$1.09
Diluted	$1.32	$1.04
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for the quarter ended December 31, 2018. There were approximately 3,000 options excluded for the quarter ended December 31, 2017.
12. Segment Information
We are organized into the following three operating segments, each of which is a reportable segment, to align with internal management of our worldwide business operations based on product offerings.

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud detection, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, software-as-a-service (“SaaS”) applications through the FICO® Analytic Cloud.

•
Scores. This segment includes our business-to-business credit scoring solutions, our myFICO® solutions for consumers (enabling consumer-level access to and understanding of their credit scores) and associated professional services. Our credit scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our credit scoring solutions are distributed through major credit reporting agencies, as well as services through which we provide our scores to clients directly.

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
The following tables summarize segment information for the quarters ended December 31, 2018 and 2017:

	Quarter Ended December 31, 2018
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$97,165	$84,821	$12,207	$—	$194,193
Professional services	31,462	701	8,645	—	40,808
License	19,032	161	8,062	—	27,255
Total segment revenues	147,659	85,683	28,914	—	262,256
Segment operating expense	(107,598)	(13,482)	(39,562)	(29,254)	(189,896)
Segment operating income (loss)	$40,061	$72,201	$(10,648)	$(29,254)	72,360
Unallocated share-based compensation expense					(21,854)
Unallocated amortization expense					(1,502)
Operating income					49,004
Unallocated interest expense, net					(9,676)
Unallocated other expense, net					(2,172)
Income before income taxes					$37,156
Depreciation expense	$4,797	$125	$989	$233	$6,144

	Quarter Ended December 31, 2017 (As Adjusted)
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$91,126	$67,996	$11,281	$—	$170,403
Professional services	35,374	297	7,457	—	43,128
License	13,674	138	5,018	—	18,830
Total segment revenues	140,174	68,431	23,756	—	232,361
Segment operating expense	(102,726)	(15,888)	(31,863)	(26,761)	(177,238)
Segment operating income (loss)	$37,448	$52,543	$(8,107)	$(26,761)	55,123
Unallocated share-based compensation expense					(16,510)
Unallocated amortization expense					(1,788)
Operating income					36,825
Unallocated interest expense, net					(6,460)
Unallocated other income, net					513
Income before income taxes					$30,878
Depreciation expense	$3,943	$155	$1,412	$284	$5,794

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Form 8-K to be filed by us in fiscal 2019.
OVERVIEW
We use analytics to help businesses automate, improve and connect decisions across their enterprise — an approach we commonly refer to as decision management. Our predictive analytics, which includes the industry-standard FICO® Score, and our decision management systems leverage the use of big data and mathematical algorithms to predict, categorize, and describe consumer behavior in order to power hundreds of billions of customer decisions each year. We help thousands of companies in over 100 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, detect and reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, pharmaceutical companies, healthcare organizations, public agencies and organizations in other industries. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure of consumer credit risk in the U.S., and empower them to manage their financial health. Most of our solutions address customer engagement, including customer acquisition, customer onboarding, customer servicing and management, and customer protection. We also help businesses improve non-customer decisions such as streamlining transaction and claims processing, optimizing logistics, and identifying and quantifying security risk. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 37% and 34% of total consolidated revenues for the quarters ended December 31, 2018 and 2017, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 87% and 84% of our revenues were derived from within this industry during the quarters ended December 31, 2018 and 2017, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 74% and 73% of our revenues during the quarters ended December 31, 2018 and 2017, respectively.

We continue to drive growth in our Scores segment. Scores revenue increased 25% to $85.7 million during the quarter ended December 31, 2018 from $68.4 million during the quarter ended December 31, 2017. Scores operating income increased 37% to $72.2 million during the quarter ended December 31, 2018 from $52.5 million during the quarter ended December 31, 2017. For our Applications and Decision Management Software segments, our cloud business continues to grow both in the absolute dollar value and as a percentage of revenues as we pursue our cloud-first strategy. During the quarter ended December 31, 2018, cloud revenues accounted for $63.4 million, or 36% of non-Scores revenues, compared to $56.2 million, or 34% during the quarter ended December 31, 2017.
Operating income increased 33% to $49.0 million for the quarter ended December 31, 2018 from $36.8 million during the quarter ended December 31, 2017 and as a result, net earnings increased 22% to $40.0 million from $32.9 million, primarily due to the increase in operating income, partially offset by higher interest expense incurred during the quarter ended December 31, 2018.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter ended December 31, 2018, we repurchased approximately 0.4 million shares at a total repurchase price of $82.7 million. As of December 31, 2018, we had $116.6 million remaining under our current stock repurchase program.
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

License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended December 31, 2018	$106.6	15%	23	31
Quarter Ended December 31, 2017	$82.2	19%	13	27

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.
Transactional and maintenance bookings were 55% and 32% of total bookings for the quarters ended December 31, 2018 and 2017, respectively. Professional services bookings were 33% and 55% of total bookings for the quarters ended December 31, 2018 and 2017, respectively. License bookings were 12% and 13% of total bookings for the quarters ended December 31, 2018 and 2017, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2018 and 2017:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Applications	$147,659	$140,174	56%	60%	$7,485	5%
Scores	85,683	68,431	33%	30%	17,252	25%
Decision Management Software	28,914	23,756	11%	10%	5,158	22%
Total	$262,256	$232,361	100%	100%	29,895	13%

Applications

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$97,165	$91,126	$6,039	7%
Professional services	31,462	35,374	(3,912)	(11)%
License	19,032	13,674	5,358	39%
Total	$147,659	$140,174	7,485	5%
Applications segment revenues increased $7.5 million primarily due to an $8.2 million increase in our fraud solutions and a $2.2 million increase in our compliance solutions, partially offset by a $4.2 million decrease in our collections & recovery solutions. The increase in our fraud solutions was primarily attributable to a large multi-year software license renewal. The increase in our compliance solutions was primarily attributable to an increase in license and transactional revenues. The decrease in collections and recovery solutions was primarily attributable to a decrease in license revenue.

Scores

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$84,821	$67,996	$16,825	25%
Professional services	701	297	404	136%
License	161	138	23	17%
Total	$85,683	$68,431	17,252	25%
Scores segment revenues increased $17.3 million due to an increase of $15.0 million in our business-to-business scores revenue and $2.3 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in transactional scores in originations, primarily driven by a higher unit price in mortgage activities. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended December 31, 2018 and 2017, revenues generated from our agreements with Experian accounted for 11% and 10%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 14% and 11%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2018	2017
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$12,207	$11,281	$926	8%
Professional services	8,645	7,457	1,188	16%
License	8,062	5,018	3,044	61%
Total	$28,914	$23,756	5,158	22%
Decision Management Software segment revenues increased $5.2 million primarily attributable to an increase in license and services revenues related to our FICO® Decision Management Platform product.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2018 and 2017:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$262,256	$232,361	100%	100%	$29,895	13%
Operating expenses:
Cost of revenues	76,066	74,432	29%	32%	1,634	2%
Research and development	35,426	28,974	13%	12%	6,452	22%
Selling, general and administrative	100,258	90,342	38%	39%	9,916	11%
Amortization of intangible assets	1,502	1,788	1%	1%	(286)	(16)%
Total operating expenses	213,252	195,536	81%	84%	17,716	9%
Operating income	49,004	36,825	19%	16%	12,179	33%
Interest expense, net	(9,676)	(6,460)	(4)%	(3)%	(3,216)	50%
Other income (expense), net	(2,172)	513	(1)%	—%	(2,685)	(523)%
Income before income taxes	37,156	30,878	14%	13%	6,278	20%
Provision for income taxes	(2,851)	(2,001)	(1)%	(1)%	(850)	42%
Net income	$40,007	$32,879	15%	14%	7,128	22%
Number of employees at quarter end	3,772	3,358			414	12%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
The quarter over quarter increase in cost of revenue expenses of $1.6 million was primarily attributable to increase in personnel and labor costs. Cost of revenues as a percentage of revenues decreased to 29% during the quarter ended December 31, 2018 from 32% during the quarter ended December 31, 2017 primarily due to sales of our higher-margin Scores and software products.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be slightly higher than that incurred during the quarter ended December 31, 2018.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
Research and development expenses as a percentage of revenues increased to 13% during the quarter ended December 31, 2018 from 12% during the quarter ended December 31, 2017. The $6.4 million increase was primarily attributable to an increase in labor and personnel costs as a result of our continued investment in cloud computing and SaaS.

Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2018.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The quarter over quarter increase in selling, general and administrative expenses of $10.0 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount and higher share-based compensation cost. Selling, general and administrative expenses as a percentage of revenues was 38% during the quarter ended December 31, 2018, materially consistent with that incurred during the quarter ended December 31, 2017.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with that incurred during the quarter ended December 31, 2018.
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
Amortization expense was $1.5 million during the quarter ended December 31, 2018 versus $1.8 million during the quarter ended December 31, 2017.
Over the next several quarters, we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended December 31, 2018.
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
The quarter over quarter increase in interest expense of $3.2 million was primarily attributable to a higher average outstanding debt balance during the quarter ended December 31, 2018, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
Over the next several quarters, we expect net interest expense will be higher than the net interest expense incurred during the quarter ended December 31, 2018.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
The quarter over quarter increase in other income (expense), net of $2.7 million was primarily attributable to unrealized losses on a supplemental retirement and saving plan.

Provision for Income Taxes
The effective income tax rate was (7.7)% and (6.5)% during the quarters ended December 31, 2018 and 2017, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the three months ended December 31, 2018 and 2017 was both impacted by recording of excess tax benefits relating to stock awards that vested in December of both years. In addition, the quarter ended December 31, 2017 was affected by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2018 and fiscal year ended September 30, 2019, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) repealing the performance-based compensation exception for certain employees; (4) instituting the concept of Global Intangible Low-Taxed Income (“GILTI”); and (5) instituting the concept of Foreign Derived Intangible Income.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2018 and 2017:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2018	2017
		As Adjusted
	(In thousands)		(In thousands)
Applications	$40,061	$37,448	$2,613	7%
Scores	72,201	52,543	19,658	37%
Decision Management Software	(10,648)	(8,107)	(2,541)	31%
Corporate expenses	(29,254)	(26,761)	(2,493)	9%
Total segment operating income	72,360	55,123	17,237	31%
Unallocated share-based compensation	(21,854)	(16,510)	(5,344)	32%
Unallocated amortization expense	(1,502)	(1,788)	286	(16)%
Operating income	$49,004	$36,825	12,179	33%
Applications

	Quarter Ended December 31,		Percentage of Revenues
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands)
Segment revenues	$147,659	$140,174	100%	100%
Segment operating expense	(107,598)	(102,726)	(73)%	(73)%
Segment operating income	$40,061	$37,448	27%	27%

Scores

	Quarter Ended December 31,		Percentage of Revenues
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands)
Segment revenues	$85,683	$68,431	100%	100%
Segment operating expense	(13,482)	(15,888)	(16)%	(23)%
Segment operating income	$72,201	$52,543	84%	77%

Decision Management Software

	Quarter Ended December 31,		Percentage of Revenues
	2018	2017	2018	2017
		As Adjusted		As Adjusted
	(In thousands)
Segment revenues	$28,914	$23,756	100%	100%
Segment operating expense	(39,562)	(31,863)	(137)%	(134)%
Segment operating loss	$(10,648)	$(8,107)	(37)%	(34)%
The quarter over quarter $12.2 million increase in operating income was attributable to a $29.9 million increase in segment revenues and a $0.3 million decrease in amortization cost, partially offset by a $10.2 million increase in segment operating expenses, a $5.3 million increase in share-based compensation cost and a $2.5 million increase in corporate expenses.
At the segment level, the quarter over quarter $17.2 million increase in segment operating income was the result of a $19.6 million increase in our Scores segment operating income and a $2.6 million increase in our Applications segment operating income, partially offset by a $2.5 million increase in our Decision Management Software segment operating loss and a $2.5 million increase in corporate expense.
The quarter over quarter $2.6 million increase in Applications segment operating income was due to a $7.5 million increase in segment revenue, partially offset by a $4.9 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications during the quarter ended December 31, 2018 was 27%, consistent with the quarter ended December 31, 2017.
The quarter over quarter $19.6 million increase in Scores segment operating income was due to a $17.2 million increase in segment revenue and a $2.4 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 84% from 77% mainly due to an increase in sales of our higher-margin score products.
The quarter over quarter $2.5 million increase in Decision Management Software segment operating loss was due to a $7.7 million increase in segment operating expenses, partially offset by a $5.2 million increase in segment revenue. Segment operating margin for Decision Management Software decreased to a negative 37% from a negative 34% primarily due to our continued investment in cloud infrastructure operations and new products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2018, we had $79.9 million in cash and cash equivalents, which included $63.5 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $28.0 million principal payment due in July 2019 on our senior notes issued in July 2010. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the U.S. without material incremental tax provision.
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

Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2018	2017
		As Adjusted
	(In thousands)
Cash provided by (used in):
Operating activities	$48,857	$28,777	$20,080
Investing activities	(8,675)	(5,979)	(2,696)
Financing activities	(50,137)	(34,677)	(15,460)
Effect of exchange rate changes on cash	(172)	474	(646)
Decrease in cash and cash equivalents	$(10,127)	$(11,405)	1,278

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $48.9 million during the quarter ended December 31, 2018 from $28.8 million during the quarter ended December 31, 2017. The $20.1 million increase was mainly attributable to a $7.1 million increase in net income, a $5.3 million increase in non-cash share-based compensation expense and a $3.1 million increase in unrealized losses on marketable securities.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $8.7 million for the quarter ended December 31, 2018 from $6.0 million for the quarter ended December 31, 2017. The $2.7 million increase was attributable to a $2.4 million increase in purchases of property and equipment as well as a $0.3 million increase in purchases, net of proceeds from sale, of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $50.1 million for the quarter ended December 31, 2018 from $34.7 million for the quarter ended December 31, 2017. The $15.4 million increase was primarily attributable to a $27.4 million increase in repurchases of common stock and a $4.1 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $9.0 million increase in proceeds, net of payments, from our revolving line of credit and a $6.9 million increase in proceeds from issuance of treasury stock under employee stock plans.
Repurchases of Common Stock
In July 2018, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to the July 2018 program, we repurchased 425,000 shares of our common stock at a total repurchase price of $82.7 million during the quarter ended December 31, 2018.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.5 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2018, we had $325.0 million in borrowings outstanding at a weighted average interest rate of 3.839% and were in compliance with all financial covenants under this credit facility.

Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. The purchase agreements for the 2010 Senior Notes and the indenture for the 2018 Senior Notes contain certain covenants typical of unsecured obligations. As of December 31, 2018, the carrying value of the Senior Notes was $513.0 million and we were in compliance with all financial covenants under these obligations.
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

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.
See Note 8 to the accompanying condensed consolidated financial statements for further discussion on revenues.
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
Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:(i) future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; (ii) expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and (iii) the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Historically, there have been no significant changes in our estimates or assumptions. To the extent a significant acquisition is made during a fiscal year, as appropriate we will expand the discussion to include specific assumptions and inputs used to determine the fair value of our acquired intangible assets.
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
For fiscal 2018, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2018.

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
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as signed by the U.S. President on December 22, 2017, significantly revises U.S. tax law. It was effective starting in our first quarter of fiscal 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes” (“ASC 740”). Information regarding our adoption and prospective impacts of the Tax Act is included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2019. We have completed our analysis consistent with the guidance provided in SAB 118 related to the tax effects of the transition tax and repealing the performance-based compensation exception for certain employees, which resulted in no additional charges recorded during the quarter ended December 31, 2018.
The Tax Act subjects U.S. corporations to tax on their GILTI. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of GAAP. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We have not yet adopted an accounting policy in regard to GILTI.

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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”).
We adopted ASU 2014-09 in the first quarter of our fiscal 2019 using the full retrospective method which required us to adjust each prior reporting period presented. This adoption primarily affected timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable when there are extended payment terms, or ratably over the term of the contract as required under the previous standard. In addition, revenue attributable to a software license renewal is recognized at the beginning of the applicable renewal period rather than at the signing of the renewal agreement as required under the previous standard. Additionally, under the new standard, when we enter into noncancellable contracts that provide unconditional rights to payment from our customers for services we have not yet completed or services we will provide in the near future, we present receivables — our unconditional rights to payments — and deferred revenues on a gross basis, rather than on a net basis. Finally, under the new standard we capitalize and amortize contract acquisition costs such as commissions paid for SaaS cloud services contracts in excess of one year. Following the adoption of ASU 2014-09, the revenue recognition for our other sales arrangements remained materially consistent with our historical practice.
Upon adoption of ASU 2014-09, we applied the standard’s practical expedients that permit the omission of prior-period information about our performance obligations.
See Note 1 to the accompanying condensed consolidated financial statements for further discussion on the impact of the standard adoption on our previously reported results.

Recent Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects. The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. We do not believe that adoption of ASU 2018-02 will have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2018 and September 30, 2018:

	December 31, 2018			September 30, 2018
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$79,896	$79,896	0.86%	$90,023	$90,023	0.66%

On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private placement to a group of institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2010 Senior Notes	113,000	114,144	113,000	114,413
The 2018 Senior Notes	400,000	388,000	400,000	404,000
Total	$513,000	$502,144	$513,000	$518,413

We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $325.0 million in borrowings outstanding at a weighted average interest rate of 3.839% under the credit facility as of December 31, 2018.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2018 and September 30, 2018:

	December 31, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,750	$12,312	$—
Buy foreign currency:
British pound (GBP)	GBP	8,592	$11,000	$—
Singapore dollar (SGD)	SGD	7,211	$5,300	$—

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	$—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	$—
Singapore dollar (SGD)	SGD	9,580	$7,000	$—
The foreign currency forward contracts were entered into on December 31, 2018 and September 30, 2018, respectively; therefore, their fair value was $0 on each of these dates.

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
Changes in Internal Control over Financial Reporting
Beginning on October 1, 2018, we implemented ASU 2014-09 and, as a result, we also implemented changes to our controls related to revenue. These included the development of new policies, enhanced contract review processes, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2018 through October 31, 2018	117,228	$209.28	115,000	$175,146,159
November 1, 2018 through November 30, 2018	173,755	$189.05	170,000	$143,018,466
December 1, 2018 through December 31, 2018	369,364	$184.92	140,000	$116,552,763
	660,347	$190.33	425,000	$116,552,763

(1)	Includes 235,347 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2018.

(2)
In July 2018, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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

FAIR ISAAC CORPORATION

DATE:	January 30, 2019

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 30, 2019

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)