Form 10-Q
period 2019-03-31
FAIR ISAAC CORP
filed 2019-04-30
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding on April 19, 2019 was 28,990,026 (excluding 59,866,757 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	September 30, 2018
		As Adjusted
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$76,885	$90,023
Accounts receivable, net	271,632	266,742
Prepaid expenses and other current assets	48,483	39,624
Total current assets	397,000	396,389
Marketable securities	18,888	18,059
Other investments	1,702	1,697
Property and equipment, net	44,760	48,837
Goodwill	800,696	800,890
Intangible assets, net	11,422	14,536
Deferred income taxes	13,678	13,805
Other assets	39,965	36,254
Total assets	$1,328,111	$1,330,467
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,249	$20,251
Accrued compensation and employee benefits	67,349	84,292
Other accrued liabilities	28,747	31,025
Deferred revenue	106,275	103,335
Current maturities on debt	218,000	235,000
Total current liabilities	436,620	473,903
Long-term debt	604,369	528,944
Other liabilities	39,644	40,183
Total liabilities	1,080,633	1,043,030
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,056 and 29,015 shares outstanding at March 31, 2019 and September 30, 2018, respectively)	291	290
Additional Paid-in-capital	1,190,341	1,211,051
Treasury stock, at cost (59,801 and 59,842 shares at March 31, 2019 and September 30, 2018, respectively)	(2,704,305)	(2,612,007)
Retained earnings	1,837,912	1,764,524
Accumulated other comprehensive loss	(76,761)	(76,421)
Total stockholders’ equity	247,478	287,437
Total liabilities and stockholders’ equity	$1,328,111	$1,330,467

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$211,779	$192,791	$405,972	$363,194
Professional services	50,555	46,731	91,363	89,859
License	15,900	16,738	43,155	35,568
Total revenues	278,234	256,260	540,490	488,621
Operating expenses:
Cost of revenues *	85,568	79,493	161,634	153,925
Research and development	37,684	32,519	73,110	61,493
Selling, general and administrative *	104,930	96,125	205,188	186,467
Amortization of intangible assets *	1,503	1,684	3,005	3,472
Total operating expenses	229,685	209,821	442,937	405,357
Operating income	48,549	46,439	97,553	83,264
Interest expense, net	(10,008)	(7,116)	(19,684)	(13,576)
Other income (expense), net	1,433	(161)	(739)	352
Income before income taxes	39,974	39,162	77,130	70,040
Provision for income taxes	6,593	7,993	3,742	5,992
Net income	33,381	31,169	73,388	64,048
Other comprehensive income (loss):
Foreign currency translation adjustments	2,925	9,125	(340)	12,196
Comprehensive income	$36,306	$40,294	$73,048	$76,244
Earnings per share:
Basic	$1.15	$1.04	$2.53	$2.13
Diluted	$1.10	$1.00	$2.42	$2.04
Shares used in computing earnings per share:
Basic	29,074	29,985	29,017	30,032
Diluted	30,259	31,300	30,297	31,431

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at December 31, 2018	29,056	$291	$1,176,770	$(2,674,011)	$1,804,531	$(79,686)	$227,895
Share-based compensation	—	—	20,482	—	—	—	20,482
Issuance of treasury stock under employee stock plans	150	2	(6,911)	6,727	—	—	(182)
Repurchases of common stock	(150)	(2)	—	(37,021)	—	—	(37,023)
Net income	—	—	—	—	33,381	—	33,381
Foreign currency translation adjustments	—	—	—	—	—	2,925	2,925
Balance at March 31, 2019	29,056	$291	$1,190,341	$(2,704,305)	$1,837,912	$(76,761)	$247,478

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at December 31, 2017 (As Adjusted)	30,246	$302	$1,160,274	$(2,337,205)	$1,670,921	$(63,424)	$430,868
Share-based compensation	—	—	19,239	—	—	—	19,239
Issuance of treasury stock under employee stock plans	50	1	(2,608)	2,038	—	—	(569)
Repurchases of common stock	(461)	(5)	—	(75,004)	—	—	(75,009)
Net income	—	—	—	—	31,169	—	31,169
Foreign currency translation adjustments	—	—	—	—	—	9,125	9,125
Balance at March 31, 2018 (As Adjusted)	29,835	$298	$1,176,905	$(2,410,171)	$1,702,090	$(54,299)	$414,823

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2018 (As Adjusted)	29,015	$290	$1,211,051	$(2,612,007)	$1,764,524	$(76,421)	$287,437
Share-based compensation	—	—	42,336	—	—	—	42,336
Issuance of treasury stock under employee stock plans	616	6	(63,046)	27,420	—	—	(35,620)
Repurchases of common stock	(575)	(5)	—	(119,718)	—	—	(119,723)
Net income	—	—	—	—	73,388	—	73,388
Foreign currency translation adjustments	—	—	—	—	—	(340)	(340)
Balance at March 31, 2019	29,056	$291	$1,190,341	$(2,704,305)	$1,837,912	$(76,761)	$247,478

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2017 (As Adjusted)	30,243	$302	$1,195,431	$(2,301,097)	$1,638,042	$(66,495)	$466,183
Share-based compensation	—	—	35,749	—	—	—	35,749
Issuance of treasury stock under employee stock plans	388	4	(54,275)	15,529	—	—	(38,742)
Repurchases of common stock	(796)	(8)	—	(124,603)	—	—	(124,611)
Net income	—	—	—	—	64,048	—	64,048
Foreign currency translation adjustments	—	—	—	—	—	12,196	12,196
Balance at March 31, 2018 (As Adjusted)	29,835	$298	$1,176,905	$(2,410,171)	$1,702,090	$(54,299)	$414,823
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2019	2018
		As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$73,388	$64,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,786	15,095
Share-based compensation	42,336	35,749
Deferred income taxes	74	(3,152)
Net (gain) loss on marketable securities	1,300	(198)
Provision for doubtful accounts, net	391	482
Net (gain) loss on sales of property and equipment	(5)	27
Changes in operating assets and liabilities:
Accounts receivable	(5,015)	(9,019)
Prepaid expenses and other assets	(12,219)	(5,904)
Accounts payable	(2,210)	(515)
Accrued compensation and employee benefits	(16,970)	(20,650)
Other liabilities	(2,672)	(418)
Deferred revenue	2,462	2,465
Net cash provided by operating activities	96,646	78,010
Cash flows from investing activities:
Purchases of property and equipment	(10,644)	(11,111)
Proceeds from sales of marketable securities	2,267	2,383
Purchases of marketable securities	(4,396)	(4,528)
Net cash used in investing activities	(12,773)	(13,256)
Cash flows from financing activities:
Proceeds from revolving line of credit	138,000	147,000
Payments on revolving line of credit	(80,000)	(48,000)
Payments on debt issuance costs	—	(240)
Proceeds from issuance of treasury stock under employee stock plans	12,850	1,706
Taxes paid related to net share settlement of equity awards	(48,470)	(40,448)
Repurchases of common stock	(119,723)	(124,715)
Net cash used in financing activities	(97,343)	(64,697)
Effect of exchange rate changes on cash	332	2,193
Increase (decrease) in cash and cash equivalents	(13,138)	2,250
Cash and cash equivalents, beginning of period	90,023	105,618
Cash and cash equivalents, end of period	$76,885	$107,868
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$7,962	$6,669
Cash paid for interest	$19,686	$13,324
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$77	$6,006
Unsettled repurchases of common stock	$—	$5,557

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
In this Quarterly Report on Form 10-Q, Fair Isaac Corporation is referred to as “FICO,” “we,” “us,” “our,” or “the Company.”
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
Effective October 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using the full retrospective method. In connection with this adoption, the results and related disclosures for the comparative fiscal 2018 periods presented in this Form 10-Q were adjusted to be presented as if ASU 2014‑09 had been in effect during such fiscal 2018 periods. See “New Accounting Pronouncements” below and Note 8. All amounts and disclosures set forth in this Form 10-Q reflect these changes.
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
We adopted ASU 2014-09 in the first quarter of our fiscal 2019 using the full retrospective method which required us to adjust each prior reporting period presented. This adoption primarily affected timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable when there are extended payment terms, or ratably over the term of the contract as required under the previous standard. In addition, revenue attributable to a software license renewal is recognized at the beginning of the applicable renewal period rather than at the signing of the renewal agreement as required under the previous standard. Additionally, under the new standard, when we enter into noncancellable contracts that provide unconditional rights to payment from our customers for services we have not yet completed or services we will provide in the near future, we present receivables — our unconditional rights to payments — and deferred revenues on a gross basis, rather than on a net basis. Finally, under the new standard we capitalize and amortize contract acquisition costs such as commissions paid for software-as-a-service (“SaaS”) cloud services contracts in excess of one year. Following the adoption of ASU 2014-09, the revenue recognition for our other sales arrangements remained materially consistent with our historical practice.
Upon adoption of ASU 2014-09, we applied the standard’s practical expedients that permit the omission of prior-period information about our performance obligations.
Adoption of the standard impacted our previously reported results as follows:
Condensed Consolidated Balance Sheets

	September 30, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Accounts receivable, net	208,865	57,877	266,742
Deferred income taxes	20,117	(6,312)	13,805
Other assets	12,431	23,823	36,254
Other accrued liabilities	30,457	568	31,025
Deferred revenue	52,215	51,120	103,335
Stockholders’ equity	263,737	23,700	287,437

Condensed Consolidated Statements of Income and Comprehensive Income

	Quarter Ended March 31, 2018			Six Months Ended March 31, 2018
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In thousands, except per share amounts)
Revenues	257,858	(1,598)	256,260	493,179	(4,558)	488,621
Cost of revenues	78,519	974	79,493	152,878	1,047	153,925
Selling, general and administrative	97,057	(932)	96,125	187,353	(886)	186,467
Provision for income taxes	8,527	(534)	7,993	15,185	(9,193)	5,992
Net income	32,275	(1,106)	31,169	59,574	4,474	64,048
Comprehensive income	41,400	(1,106)	40,294	71,770	4,474	76,244
Basic earnings per share	1.08	(0.04)	1.04	1.98	0.15	2.13
Diluted earnings per share	1.03	(0.03)	1.00	1.90	0.14	2.04

Condensed Consolidated Statement of Cash Flows

	Six Months Ended March 31, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	59,574	4,474	64,048
Deferred income taxes	6,041	(9,193)	(3,152)
Changes in operating assets and liabilities	(38,760)	4,719	(34,041)

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption.
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

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain equity securities. We do not have any liabilities that are valued using inputs identified under a Level I hierarchy as of March 31, 2019 and September 30, 2018.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2019 and September 30, 2018. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2019 and September 30, 2018.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2019 and September 30, 2018:

March 31, 2019	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2019
	(In thousands)
Assets:
Cash equivalents (1)	$22,607	$22,607
Marketable securities (2)	18,888	18,888
Total	$41,495	$41,495

September 30, 2018	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2018
	(In thousands)
Assets:
Cash equivalents (1)	$18,413	$18,413
Marketable securities (2)	18,059	18,059
Total	$36,472	$36,472

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheet at March 31, 2019 and September 30, 2018. Not included in these tables are cash deposits of $54.3 million and $71.6 million at March 31, 2019 and September 30, 2018, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheet at March 31, 2019 and September 30, 2018.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2019 and September 30, 2018:

	March 31, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	8,400	$9,443	$—
Buy foreign currency:
British pound (GBP)	GBP	8,851	$11,600	$—
Singapore dollar (SGD)	SGD	5,689	$4,200	$—

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	$—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	$—
Singapore dollar (SGD)	SGD	9,580	$7,000	$—

The foreign currency forward contracts were entered into on March 31, 2019 and September 30, 2018, respectively; therefore, their fair value was $0 on each of these dates.
Gains on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Gains on foreign currency forward contracts	$720	$425	$316	$619

4. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets are reflected as a separate operating expense caption — amortization of intangible assets — and are excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)
Completed technology	$494	$615	$988	$1,321
Other intangible assets	1,009	1,069	2,017	2,151
Total	$1,503	$1,684	$3,005	$3,472

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2019 was as follows (in thousands):

Year Ending September 30,
2019 (excluding the six months ended March 31, 2019)	$2,907
2020	3,619
2021	2,412
2022	2,267
2023	217
$11,422

The following table summarizes changes to goodwill during the six months ended March 31, 2019, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2018	$585,161	$146,648	$69,081	$800,890
Addition from acquisitions	980	—	—	980
Foreign currency translation adjustment	(1,254)	—	80	(1,174)
Balance at March 31, 2019	$584,887	$146,648	$69,161	$800,696

5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
	(In thousands)
Property and equipment	$163,687	$156,154
Less: accumulated depreciation and amortization	(118,927)	(107,317)
	$44,760	$48,837

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2019, we had $315.0 million in borrowings outstanding at a weighted average interest rate of 3.869%, of which $125.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of March 31, 2019.

7. Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. We were in compliance with all financial covenants under the 2010 Senior Notes as of March 31, 2019.
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
The following table presents the carrying amounts and fair values for the Senior Notes at March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
	Carrying Amounts (*)	Fair Value	Carrying Amounts (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	113,000	114,386	113,000	114,413
The 2018 Senior Notes	400,000	412,000	400,000	404,000
Total	$513,000	$526,386	$513,000	$518,413

(*) Amounts exclusive of net debt issuance cost of $5.6 million and $6.1 million at March 31, 2019 and September 30, 2018, respectively.
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

Disaggregation of Revenue
Information about disaggregated revenue by product deployment methods was as follows:

	Reportable Segments
	Quarter Ended March 31, 2019				Quarter Ended March 31, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
On-Premises	$81,311	$—	$25,725	$107,036	$86,332	$—	$19,723	$106,055
SaaS	60,504	—	6,291	66,795	60,164	—	2,938	63,102
Scores	—	104,403	—	104,403	—	87,103	—	87,103
Total	$141,815	$104,403	$32,016	$278,234	$146,496	$87,103	$22,661	$256,260

	Reportable Segments
	Six Months Ended March 31, 2019				Six Months Ended March 31, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
On-Premises	$170,906	$—	$49,334	$220,240	$172,653	$—	$41,098	$213,751
SaaS	118,568	—	11,596	130,164	114,017	—	5,319	119,336
Scores	—	190,086	—	190,086	—	155,534	—	155,534
Total	$289,474	$190,086	$60,930	$540,490	$286,670	$155,534	$46,417	$488,621
Information about disaggregated revenue by primary geographical markets was as follows:

	Reportable Segments
	Quarter Ended March 31, 2019				Quarter Ended March 31, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
North America	$87,226	$100,491	$16,600	$204,317	$86,363	$84,829	$12,777	$183,969
Latin America	6,670	1,368	3,327	11,365	6,534	376	1,127	8,037
Europe, Middle East and Africa	33,238	1,472	7,173	41,883	37,096	897	5,519	43,512
Asia Pacific	14,681	1,072	4,916	20,669	16,503	1,001	3,238	20,742
Total	$141,815	$104,403	$32,016	$278,234	$146,496	$87,103	$22,661	$256,260

	Reportable Segments
	Six Months Ended March 31, 2019				Six Months Ended March 31, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
North America	$168,175	$182,564	$30,424	$381,163	$170,102	$151,442	$25,843	$347,387
Latin America	24,923	1,882	8,552	35,357	12,167	1,085	2,471	15,723
Europe, Middle East and Africa	65,800	3,006	13,297	82,103	73,312	1,755	11,241	86,308
Asia Pacific	30,576	2,634	8,657	41,867	31,089	1,252	6,862	39,203
Total	$289,474	$190,086	$60,930	$540,490	$286,670	$155,534	$46,417	$488,621

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
The following table provides information about receivables and deferred revenue from contracts with customers.

	March 31, 2019	September 30, 2018
		(As Adjusted)
	(In thousands)
Receivables, which are included in “Accounts receivable, net”	$275,222	$270,181
Deferred revenue*	$110,730	$108,118
* Included in both deferred revenue and other liabilities on our condensed balance sheet at March 31, 2019 and September 30, 2018.
Impairment loss recognized on receivables from contracts with customers during the quarters and six months ended March 31, 2019 and 2018 was immaterial.
Contract assets balance at March 31, 2019 and September 30, 2018 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the six months ended March 31, 2019 are as follows:

Six Months Ended March 31, 2019
(In thousands)
Deferred revenues, beginning balance	$108,118
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(74,858)
Increases due to billings, excluding amounts recognized as revenue during the period	77,470
Deferred revenues, ending balance	$110,730

Revenue recognized in the quarter and six months ended March 31, 2019 from performance obligations satisfied in previous periods was immaterial.

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
Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remaining of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
	(In thousands)
Applications	$28,481	$50,477	$29,961	$11,282	$12,289	$132,490
Decision Management Software	5,618	9,533	6,639	3,921	2,662	28,373
Total	$34,099	$60,010	$36,600	$15,203	$14,951	$160,863

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
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying condensed consolidated balance sheets, were $29.7 million and $27.1 million at March 31, 2019 and September 30, 2018, respectively.

Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our condensed consolidated statements of income and comprehensive income. The amount of amortization was $1.2 million and $1.1 million during the quarters ended March 31, 2019 and 2018, respectively, and $2.4 million and $2.2 million during the six months ended March 31, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was 16.5% and 20.4% during the quarters ended March 31, 2019 and 2018, respectively, and 4.9% and 8.6% during the six months ended March 31, 2019 and 2018, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rate for the six months ended March 31, 2019 and 2018 were both impacted by recording of excess tax benefits relating to stock awards that vested December of both years. In addition, the six months ended March 31, 2018 was affected by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2018 and fiscal year ended September 30, 2019, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) repealing the performance-based compensation exception for certain employees; (4) instituting the concept of Global Intangible Low-Taxed Income (“GILTI”); and (5) instituting the concept of Foreign Derived Intangible Income.
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
The total unrecognized tax benefit for uncertain tax positions is estimated to be $5.7 million and $6.1 million at March 31, 2019 and September 30, 2018, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.4 million and $0.3 million related to unrecognized tax benefits as of March 31, 2019 and September 30, 2018, respectively.

10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2019 and 2018:

	Quarter Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$33,381	$31,169	$73,388	$64,048
Denominator - share:
Basic weighted-average shares	29,074	29,985	29,017	30,032
Effect of dilutive securities	1,185	1,315	1,280	1,399
Diluted weighted-average shares	30,259	31,300	30,297	31,431
Earnings per share:
Basic	$1.15	$1.04	$2.53	$2.13
Diluted	$1.10	$1.00	$2.42	$2.04

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 15,000 and 19,000 options excluded for the quarters ended March 31, 2019 and 2018, respectively. There were approximately 7,000 and 11,000 options excluded for the six months ended March 31, 2019 and 2018, respectively.
11. Segment Information
We are organized into the following three operating segments, each of which is a reportable segment, to align with internal management of our worldwide business operations based on product offerings.

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud detection, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, SaaS applications through the FICO® Analytic Cloud.

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

The following tables summarize segment information for the quarters and six-month periods ended March 31, 2019 and 2018:

	Quarter Ended March 31, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$97,074	$102,363	$12,342	$—	$211,779
Professional services	35,981	901	13,673	—	50,555
License	8,760	1,139	6,001	—	15,900
Total segment revenues	141,815	104,403	32,016	—	278,234
Segment operating expense	(111,643)	(16,167)	(40,384)	(39,506)	(207,700)
Segment operating income (loss)	$30,172	$88,236	$(8,368)	$(39,506)	70,534
Unallocated share-based compensation expense					(20,482)
Unallocated amortization expense					(1,503)
Operating income					48,549
Unallocated interest expense, net					(10,008)
Unallocated other income, net					1,433
Income before income taxes					$39,974
Depreciation expense	$4,662	$132	$972	$229	$5,995

	Quarter Ended March 31, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$95,515	$85,451	$11,825	$—	$192,791
Professional services	39,131	757	6,843	—	46,731
License	11,850	895	3,993	—	16,738
Total segment revenues	146,496	87,103	22,661	—	256,260
Segment operating expense	(107,292)	(16,413)	(31,700)	(33,493)	(188,898)
Segment operating income (loss)	$39,204	$70,690	$(9,039)	$(33,493)	67,362
Unallocated share-based compensation expense					(19,239)
Unallocated amortization expense					(1,684)
Operating income					46,439
Unallocated interest expense, net					(7,116)
Unallocated other expense, net					(161)
Income before income taxes					$39,162
Depreciation expense	$3,834	$147	$1,291	$238	$5,510

	Six Months Ended March 31, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$194,239	$187,184	$24,549	$—	$405,972
Professional services	67,443	1,602	22,318	—	91,363
License	27,792	1,300	14,063	—	43,155
Total segment revenues	289,474	190,086	60,930	—	540,490
Segment operating expense	(219,241)	(29,649)	(79,946)	(68,760)	(397,596)
Segment operating income (loss)	$70,233	$160,437	$(19,016)	$(68,760)	142,894
Unallocated share-based compensation expense					(42,336)
Unallocated amortization expense					(3,005)
Operating income					97,553
Unallocated interest expense, net					(19,684)
Unallocated other expense, net					(739)
Income before income taxes					$77,130
Depreciation expense	$9,459	$257	$1,961	$462	$12,139

	Six Months Ended March 31, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$186,641	$153,447	$23,106	$—	$363,194
Professional services	74,505	1,054	14,300	—	89,859
License	25,524	1,033	9,011	—	35,568
Total segment revenues	286,670	155,534	46,417	—	488,621
Segment operating expense	(210,018)	(32,301)	(63,563)	(60,254)	(366,136)
Segment operating income (loss)	$76,652	$123,233	$(17,146)	$(60,254)	122,485
Unallocated share-based compensation expense					(35,749)
Unallocated amortization expense					(3,472)
Operating income					83,264
Unallocated interest expense, net					(13,576)
Unallocated other income, net					352
Income before income taxes					$70,040
Depreciation expense	$7,777	$302	$2,703	$522	$11,304

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Form 8-K to be filed by us in fiscal 2019.
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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 31% and 33% of total consolidated revenues for the quarters ended March 31, 2019 and 2018, respectively, and 34% of total consolidated revenues for each of the six months ended March 31, 2019 and 2018. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 86% and 84% of our revenues were derived from within this industry during the quarters ended March 31, 2019 and 2018, respectively, and 87% and 84% of our revenues were derived from within this industry during the six months ended March 31, 2019 and 2018, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 76% and 75% of our revenues during the quarters ended March 31, 2019 and 2018, respectively. Arrangements with transactional or unit-based pricing accounted for 75% and 74% of our revenues during the six months ended March 31, 2019 and 2018, respectively.

We continue to drive growth in our Scores segment. Scores revenue increased 20% to $104.4 million during the quarter ended March 31, 2019 from $87.1 million during the quarter ended March 31, 2018, and 22% to $190.1 million during the six months ended March 31, 2019 from $155.5 million during the six months ended March 31, 2018. Scores operating income increased 25% to $88.2 million during the quarter ended March 31, 2019 from $70.7 million during the quarter ended March 31, 2018, and 30% to $160.4 million during the six months ended March 31, 2019 from $123.2 million during the six months ended March 31, 2018. For our Applications and Decision Management Software segments, cloud business continues to grow as we pursue our cloud-first strategy. Cloud revenues increased 6% to $66.8 million during the quarter ended March 31, 2019 from $63.1 million during the quarter ended March 31, 2018, and 9% to $130.2 million during the six months ended March 31, 2019 from $119.3 million during the six months ended March 31, 2018.
Operating income increased 5% to $48.5 million during the quarter ended March 31, 2019 from $46.4 million during the quarter ended March 31, 2018 and as a result, net earnings increased 7% to $33.4 million from $31.2 million. Operating income increased 17% to $97.6 million during the six months ended March 31, 2019 from $83.3 million during the six months ended March 31, 2018, and net earnings increased 15% to $73.4 million from $64.0 million, primarily due to the increase in operating income, partially offset by higher interest expense.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter and six months ended March 31, 2019, we repurchased approximately 0.2 million shares at a total repurchase price of $37.0 million and 0.6 million shares at a total repurchase price of $119.7 million, respectively. As of March 31, 2019, we had $79.5 million remaining under our current stock repurchase program.
Bookings
Management uses bookings as an indicator of our business performance. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. We consider contract terms, knowledge of the marketplace and experience with our customers, among other factors, when determining the estimated value of contract bookings. While we disclose estimated revenue expected to be recognized in the future related to unsatisfied performance obligations in Note 8 to the accompanying condensed consolidated financial statements, we believe bookings amount is still a meaningful measure of our business as it includes estimated revenues omitted from Note 8, such as sales- or usage-based royalties derived from our software licenses, among others.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended March 31, 2019	$105.7	14%	19	32
Quarter Ended March 31, 2018	$101.7	12%	19	30
Six Months Ended March 31, 2019	$212.3	21%	41	NM(a)
Six Months Ended March 31, 2018	$183.9	21%	32	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 35% and 46% of total bookings for the quarters ended March 31, 2019 and 2018, respectively. Professional services bookings were 51% and 41% of total bookings for the quarters ended March 31, 2019 and 2018, respectively. License bookings were 14% and 13% of total bookings for the quarters ended March 31, 2019 and 2018, respectively.
Transactional and maintenance bookings were 45% and 40% of total bookings for the six months ended March 31, 2019 and 2018, respectively. Professional services bookings were 42% and 47% of total bookings for the six months ended March 31, 2019 and 2018, respectively. License bookings were 13% of total bookings for each of the six months ended March 31, 2019 and 2018.

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2019 and 2018:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Applications	$141,815	$146,496	51%	57%	$(4,681)	(3)%
Scores	104,403	87,103	38%	34%	17,300	20%
Decision Management Software	32,016	22,661	11%	9%	9,355	41%
Total	$278,234	$256,260	100%	100%	21,974	9%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Applications	$289,474	$286,670	54%	59%	$2,804	1%
Scores	190,086	155,534	35%	32%	34,552	22%
Decision Management Software	60,930	46,417	11%	9%	14,513	31%
Total	$540,490	$488,621	100%	100%	51,869	11%

Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018

Applications

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$97,074	$95,515	$1,559	2%
Professional services	35,981	39,131	(3,150)	(8)%
License	8,760	11,850	(3,090)	(26)%
Total	$141,815	$146,496	(4,681)	(3)%
Applications segment revenues decreased $4.7 million primarily due to a decrease in services revenues from implementation projects and a decrease in license sales, partially offset by an increase in transactional revenues.

Scores

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$102,363	$85,451	$16,912	20%
Professional services	901	757	144	19%
License	1,139	895	244	27%
Total	$104,403	$87,103	17,300	20%

Scores segment revenues increased $17.3 million due to an increase of $15.8 million in our business-to-business scores revenue and $1.5 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in auto activities. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended March 31, 2019 and 2018, revenues generated from our agreements with Experian accounted for 13% and 11%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 16% and 14%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$12,342	$11,825	$517	4%
Professional services	13,673	6,843	6,830	100%
License	6,001	3,993	2,008	50%
Total	$32,016	$22,661	9,355	41%
Decision Management Software segment revenues increased $9.4 million primarily attributable to an increase in services revenues related to our Optimization solutions, and an increase in license sales.
Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Applications

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$194,239	$186,641	$7,598	4%
Professional services	67,443	74,505	(7,062)	(9)%
License	27,792	25,524	2,268	9%
Total	$289,474	$286,670	2,804	1%
Applications segment revenues increased $2.8 million primarily due to a $9.9 million increase in our fraud solutions and a $2.8 million increase in our compliance solutions, partially offset by a $9.5 million decrease in our originations solutions. The increase in our fraud solutions was primarily attributable to a large multi-year software license renewal. The increase in our compliance solutions was primarily attributable to an increase in license and transactional revenues. The decrease in our originations solutions was primarily attributable to a decrease in services and transactional revenues.

Scores

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$187,184	$153,447	$33,737	22%
Professional services	1,602	1,054	548	52%
License	1,300	1,033	267	26%
Total	$190,086	$155,534	34,552	22%

Scores segment revenues increased $34.6 million due to an increase of $30.8 million in our business-to-business scores revenue and $3.8 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in mortgage and auto activities. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the six months ended March 31, 2019 and 2018, revenues generated from our agreements with Experian accounted for 12% and 10%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 15% and 13%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$24,549	$23,106	$1,443	6%
Professional services	22,318	14,300	8,018	56%
License	14,063	9,011	5,052	56%
Total	$60,930	$46,417	14,513	31%
Decision Management Software segment revenues increased $14.5 million primarily attributable to an increase in services revenues related to our Optimization solutions and Decision Management Platform product, and an increase in license sales.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2019 and 2018:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$278,234	$256,260	100%	100%	$21,974	9%
Operating expenses:
Cost of revenues	85,568	79,493	31%	31%	6,075	8%
Research and development	37,684	32,519	13%	13%	5,165	16%
Selling, general and administrative	104,930	96,125	38%	37%	8,805	9%
Amortization of intangible assets	1,503	1,684	1%	1%	(181)	(11)%
Total operating expenses	229,685	209,821	83%	82%	19,864	9%
Operating income	48,549	46,439	17%	18%	2,110	5%
Interest expense, net	(10,008)	(7,116)	(4)%	(3)%	(2,892)	41%
Other income (expense), net	1,433	(161)	1%	—%	1,594	(990)%
Income before income taxes	39,974	39,162	14%	15%	812	2%
Provision for income taxes	6,593	7,993	2%	3%	(1,400)	(18)%
Net income	$33,381	$31,169	12%	12%	2,212	7%
Number of employees at quarter end	3,896	3,470			426	12%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Revenues	$540,490	$488,621	100%	100%	$51,869	11%
Operating expenses:
Cost of revenues	161,634	153,925	30%	31%	7,709	5%
Research and development	73,110	61,493	13%	13%	11,617	19%
Selling, general and administrative	205,188	186,467	38%	38%	18,721	10%
Amortization of intangible assets	3,005	3,472	1%	1%	(467)	(13)%
Total operating expenses	442,937	405,357	82%	83%	37,580	9%
Operating income	97,553	83,264	18%	17%	14,289	17%
Interest expense, net	(19,684)	(13,576)	(3)%	(3)%	(6,108)	45%
Other income (expense), net	(739)	352	—%	—%	(1,091)	(310)%
Income before income taxes	77,130	70,040	15%	14%	7,090	10%
Provision for income taxes	3,742	5,992	1%	1%	(2,250)	(38)%
Net income	$73,388	$64,048	14%	13%	9,340	15%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
The quarter over quarter increase in cost of revenue expenses of $6.1 million was primarily attributable to increase in personnel and labor costs as a result of increased headcount. Cost of revenues as a percentage of revenues was 31% during the quarter ended March 31, 2019, consistent with that incurred during the quarter ended March 31, 2018.
The year-to-date period over period increase in cost of revenue expenses of $7.7 million was primarily attributable to increase in personnel and labor costs as a result of increased headcount. Cost of revenues as a percentage of revenues was 30% during the six months ended March 31, 2019, materially consistent with that incurred during the six months ended March 31, 2018.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be consistent with that incurred during the quarter ended March 31, 2019.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
The quarter over quarter increase in research and development expenses of $5.2 million was primarily attributable to an increase in labor and personnel costs. Research and development expenses as a percentage of revenues was 13% during the quarter ended March 31, 2019, consistent with that incurred during the quarter ended March 31, 2018.
The year-to-date period over period increase in research and development expenses of $11.6 million was primarily attributable to an increase in labor and personnel costs. Research and development expenses as a percentage of revenues was 13% during the six months ended March 31, 2019, consistent with that incurred during the six months ended March 31, 2018.
Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be consistent with that incurred during the quarter ended March 31, 2019.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The quarter over quarter increase in selling, general and administrative expenses of $8.8 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount and higher non-capitalizable commission cost. Selling, general and administrative expenses as a percentage of revenues was 38% during the quarter ended March 31, 2019, materially consistent with that incurred during the quarter ended March 31, 2018.
The year-to-date period over period increase in selling, general and administrative expenses of $18.7 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and higher non-capitalizable commission cost. Selling, general and administrative expenses as a percentage of revenues was 38% during the six months ended March 31, 2019, consistent with that incurred during the six months ended March 31, 2018.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be consistent with that incurred during the quarter ended March 31, 2019.

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
Amortization expense was $1.5 million during the quarter ended March 31, 2019 versus $1.7 million during the quarter ended March 31, 2018.
Amortization expense was $3.0 million during the six months ended March 31, 2019 versus $3.5 million during the six months ended March 31, 2018.
Over the next several quarters, we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended March 31, 2019.
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
The quarter over quarter increase in interest expense of $2.9 million was primarily attributable to a higher average outstanding debt balance during the quarter ended March 31, 2019, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
The year-to-date period over period increase in interest expense of $6.1 million was primarily attributable to a higher average outstanding debt balance during the six months ended March 31, 2019, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
Over the next several quarters, we expect net interest expense will be consistent with the net interest expense incurred during the quarter ended March 31, 2019.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
Provision for Income Taxes
The effective income tax rate was 16.5% and 20.4% during the quarters ended March 31, 2019 and 2018, respectively, and 4.9% and 8.6% during the six months ended March 31, 2019 and 2018, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the six months ended March 31, 2019 and 2018 were both impacted by recording of excess tax benefits relating to stock awards that vested December of both years. In addition, the six months ended March 31, 2018 was affected by recording the impact of the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2018 and fiscal year ended September 30, 2019, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) repealing the performance-based compensation exception for certain employees; (4) instituting the concept of GILTI; and (5) instituting the concept of Foreign Derived Intangible Income.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six-month periods ended March 31, 2019 and 2018:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Applications	$30,172	$39,204	$(9,032)	(23)%
Scores	88,236	70,690	17,546	25%
Decision Management Software	(8,368)	(9,039)	671	(7)%
Corporate expenses	(39,506)	(33,493)	(6,013)	18%
Total segment operating income	70,534	67,362	3,172	5%
Unallocated share-based compensation	(20,482)	(19,239)	(1,243)	6%
Unallocated amortization expense	(1,503)	(1,684)	181	(11)%
Operating income	$48,549	$46,439	2,110	5%

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Applications	$70,233	$76,652	$(6,419)	(8)%
Scores	160,437	123,233	37,204	30%
Decision Management Software	(19,016)	(17,146)	(1,870)	11%
Corporate expenses	(68,760)	(60,254)	(8,506)	14%
Total segment operating income	142,894	122,485	20,409	17%
Unallocated share-based compensation	(42,336)	(35,749)	(6,587)	18%
Unallocated amortization expense	(3,005)	(3,472)	467	(13)%
Operating income	$97,553	$83,264	14,289	17%
Applications

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2019	2018	2019	2018	2019	2018	2019	2018
		As Adjusted		As Adjusted		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Segment revenues	$141,815	$146,496	100%	100%	$289,474	$286,670	100%	100%
Segment operating expense	(111,643)	(107,292)	(79)%	(73)%	(219,241)	(210,018)	(76)%	(73)%
Segment operating income	$30,172	$39,204	21%	27%	$70,233	$76,652	24%	27%

Scores

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2019	2018	2019	2018	2019	2018	2019	2018
		As Adjusted		As Adjusted		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Segment revenues	$104,403	$87,103	100%	100%	$190,086	$155,534	100%	100%
Segment operating expense	(16,167)	(16,413)	(15)%	(19)%	(29,649)	(32,301)	(16)%	(21)%
Segment operating income	$88,236	$70,690	85%	81%	$160,437	$123,233	84%	79%
Decision Management Software

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2019	2018	2019	2018	2019	2018	2019	2018
		As Adjusted		As Adjusted		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Segment revenues	$32,016	$22,661	100%	100%	$60,930	$46,417	100%	100%
Segment operating expense	(40,384)	(31,700)	(126)%	(140)%	(79,946)	(63,563)	(131)%	(137)%
Segment operating loss	$(8,368)	$(9,039)	(26)%	(40)%	$(19,016)	$(17,146)	(31)%	(37)%
The quarter over quarter $2.1 million increase in operating income was attributable to a $22.0 million increase in segment revenues and a $0.2 million decrease in amortization cost, partially offset by a $12.8 million increase in segment operating expenses, a $6.0 million increase in corporate expenses and a $1.3 million increase in share-based compensation cost.
At the segment level, the quarter over quarter $3.2 million increase in segment operating income was the result of a $17.5 million increase in our Scores segment operating income and a $0.7 million decrease in our Decision Management Software segment operating loss, partially offset by a $9.0 million decrease in our Applications segment operating income and a $6.0 million increase in corporate expense.
The quarter over quarter $9.0 million decrease in Applications segment operating income was due to a $4.7 million decrease in segment revenue and a $4.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications decreased to 21% from 27% mainly due to a decrease in sales of our higher-margin software products and an increase in labor and personnel costs.
The quarter over quarter $17.5 million increase in Scores segment operating income was due to a $17.3 million increase in segment revenue and a $0.2 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 85% from 81% mainly due to an increase in sales of our higher-margin score products.
The quarter over quarter $0.7 million decrease in Decision Management Software segment operating loss was due to a $9.4 million increase in segment revenue, partially offset by an $8.7 million increase in segment operating expenses. Segment operating margin for Decision Management Software improved to a negative 26% from a negative 40% primarily due to an increase in sales of our higher-margin software products, partially offset by our continued investment in cloud infrastructure operations and new products.
The year-to-date period over period increase of $14.3 million in operating income was attributable to a $51.8 million increase in segment revenues and a $0.5 million decrease in amortization cost, partially offset by a $22.9 million increase in segment operating expenses, an $8.5 million increase in corporate expenses and a $6.6 million increase in share-based compensation cost.

At the segment level, the year-to-date period over period increase of $20.4 million in segment operating income was the result of a $37.2 million increase in our Scores segment operating income, partially offset by an $8.5 million increase in corporate expenses, a $6.4 million decrease in our Applications segment operating income and a $1.9 million increase in our Decision Management Software segment operating loss.
The year-to-date period over period $6.4 million decrease in Applications segment operating income was due to a $9.2 million increase in segment operating expenses, partially offset by a $2.8 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 24% from 27% mainly due to an increase in labor and personnel costs.
The year-to-date period over period $37.2 million increase in Scores segment operating income was attributable to a $34.5 million increase in segment revenue and a $2.7 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 84% from 79%, mainly due to an increase in sales of our higher-margin score products.
The year-to-date period over period $1.9 million increase in Decision Management Software segment operating loss was attributable to a $16.4 million increase in segment operating expenses, partially offset by a $14.5 million increase in segment revenue. Segment operating loss as a percentage of segment revenue for Decision Management Software improved to a negative 31% from a negative 37% primarily due to an increase in sales of our higher-margin software products, partially offset by our continued investment in cloud infrastructure operations and new products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2019, we had $76.9 million in cash and cash equivalents, which included $60.7 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $28.0 million principal payment due in July 2019 on our senior notes issued in July 2010. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the U.S. without material incremental tax provision.
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
Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2019	2018
		As Adjusted
	(In thousands)
Cash provided by (used in):
Operating activities	$96,646	$78,010	$18,636
Investing activities	(12,773)	(13,256)	483
Financing activities	(97,343)	(64,697)	(32,646)
Effect of exchange rate changes on cash	332	2,193	(1,861)
Increase (decrease) in cash and cash equivalents	$(13,138)	$2,250	(15,388)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $96.6 million during the six months ended March 31, 2019 from $78.0 million during the six months ended March 31, 2018. The $18.6 million increase was mainly attributable to a $9.3 million increase in net income, a $6.6 million increase in non-cash share-based compensation expense and a $3.2 million increase in deferred income taxes.
Cash Flows from Investing Activities
Net cash used in investing activities decreased to $12.8 million for the six months ended March 31, 2019 from $13.3 million for the six months ended March 31, 2018. The $0.5 million decrease was attributable to a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $97.3 million for the six months ended March 31, 2019 from $64.7 million for the six months ended March 31, 2018. The $32.6 million increase was primarily attributable to a $41.0 million decrease in proceeds, net of payments, from our revolving line of credit and an $8.0 million increase in taxes paid related to net share settlement of equity awards, partially offset by an $11.1 million increase in proceeds from issuance of treasury stock under employee stock plans and a $5.0 million decrease in repurchases of common stock.
Repurchases of Common Stock
In July 2018, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to the July 2018 program, we repurchased 150,000 shares of our common stock at a total repurchase price of $37.0 million and 575,000 shares of our common stock at a total repurchase price of $119.7 million during the quarter and six months ended March 31, 2019, respectively.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.5 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2019, we had $315.0 million in borrowings outstanding at a weighted average interest rate of 3.869% and were in compliance with all financial covenants under this credit facility.
Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on 2026-05-15. The purchase agreements for the 2010 Senior Notes and the indenture for the 2018 Senior Notes contain certain covenants typical of unsecured obligations. As of March 31, 2019, the carrying value of the Senior Notes was $513.0 million and we were in compliance with all financial covenants under these obligations.

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
The Tax Act significantly revises U.S. tax law. It was effective starting in our first quarter of fiscal 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017, which provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under FASB Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes” (“ASC 740”). Information regarding our adoption and prospective impacts of the Tax Act is included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2018. We have completed our analysis consistent with the guidance provided in SAB 118 related to the tax effects of the transition tax and repealing the performance-based compensation exception for certain employees, which resulted in no additional charges recorded during the quarter ended December 31, 2018.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”).
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2019 and September 30, 2018:

	March 31, 2019			September 30, 2018
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$76,885	$76,885	0.93%	$90,023	$90,023	0.66%

On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private placement to a group of institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2010 Senior Notes	113,000	114,386	113,000	114,413
The 2018 Senior Notes	400,000	412,000	400,000	404,000
Total	$513,000	$526,386	$513,000	$518,413
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $315.0 million in borrowings outstanding at a weighted average interest rate of 3.869% under the credit facility as of March 31, 2019.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2019 and September 30, 2018:

	March 31, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	8,400	$9,443	$—
Buy foreign currency:
British pound (GBP)	GBP	8,851	$11,600	$—
Singapore dollar (SGD)	SGD	5,689	$4,200	$—

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	$—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	$—
Singapore dollar (SGD)	SGD	9,580	$7,000	$—
The foreign currency forward contracts were entered into on March 31, 2019 and September 30, 2018, respectively; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that FICO’s disclosure controls and procedures are effective to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Beginning on October 1, 2018, we implemented ASU 2014-09 and, as a result, we also implemented changes to our controls related to revenue. These included the development of new policies, enhanced contract review processes, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rules13a-15 or 15d-15 of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2019 through January 31, 2019	7,060	$211.02	—	$116,552,763
February 1, 2019 through February 28, 2019	86,031	$241.30	85,000	$96,040,141
March 1, 2019 through March 31, 2019	79,761	$251.11	65,000	$79,529,999
	172,852	$244.59	150,000	$79,529,999

(1)	Includes 22,852 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2019.

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

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689)).

10.1	Transition and Retirement Agreement with Michael J. Pung (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 31, 2019 (file no. 001-11689)).

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	April 30, 2019

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 30, 2019

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)