Form 10-Q
period 2019-06-30
FAIR ISAAC CORP
filed 2019-07-31
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11689

Fair Isaac Corporation
(Exact name of registrant as specified in its charter)

Delaware		94-1499887
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

181 Metro Drive, Suite 700		95110-1346
San Jose	California
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 408-535-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FICO	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of shares of common stock outstanding on July 19, 2019 was 28,896,535 (excluding 59,960,248 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	September 30, 2018
		As Adjusted
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$78,808	$90,023
Accounts receivable, net	318,044	266,742
Prepaid expenses and other current assets	38,212	39,624
Total current assets	435,064	396,389
Marketable securities	20,054	18,059
Other investments	1,672	1,697
Property and equipment, net	52,900	48,837
Goodwill	797,527	800,890
Intangible assets, net	9,919	14,536
Deferred income taxes	13,483	13,805
Other assets	43,179	36,254
Total assets	$1,373,798	$1,330,467
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,611	$20,251
Accrued compensation and employee benefits	88,543	84,292
Other accrued liabilities	28,289	31,025
Deferred revenue	103,270	103,335
Current maturities on debt	218,000	235,000
Total current liabilities	457,713	473,903
Long-term debt	604,582	528,944
Other liabilities	43,186	40,183
Total liabilities	1,105,481	1,043,030
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 28,931 and 29,015 shares outstanding at June 30, 2019 and September 30, 2018, respectively)	289	290
Additional paid-in-capital	1,206,739	1,211,051
Treasury stock, at cost (59,926 and 59,842 shares at June 30, 2019 and September 30, 2018, respectively)	(2,759,825)	(2,612,007)
Retained earnings	1,902,064	1,764,524
Accumulated other comprehensive loss	(80,950)	(76,421)
Total stockholders’ equity	268,317	287,437
Total liabilities and stockholders’ equity	$1,373,798	$1,330,467

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$226,040	$192,143	$632,012	$555,337
Professional services	44,594	42,836	135,957	132,695
License	43,615	20,014	86,770	55,582
Total revenues	314,249	254,993	854,739	743,614
Operating expenses:
Cost of revenues *	87,215	79,011	248,849	232,936
Research and development	36,972	32,483	110,082	93,976
Selling, general and administrative *	102,906	97,391	308,094	283,858
Amortization of intangible assets *	1,448	1,571	4,453	5,043
Total operating expenses	228,541	210,456	671,478	615,813
Operating income	85,708	44,537	183,261	127,801
Interest expense, net	(10,111)	(8,223)	(29,795)	(21,799)
Other income, net	2,457	1,588	1,718	1,940
Income before income taxes	78,054	37,902	155,184	107,942
Provision for income taxes	13,902	8,181	17,644	14,173
Net income	64,152	29,721	137,540	93,769
Other comprehensive loss:
Foreign currency translation adjustments	(4,189)	(18,796)	(4,529)	(6,600)
Comprehensive income	$59,963	$10,925	$133,011	$87,169
Earnings per share:
Basic	$2.21	$1.00	$4.74	$3.13
Diluted	$2.12	$0.95	$4.54	$2.99
Shares used in computing earnings per share:
Basic	28,967	29,708	29,000	29,924
Diluted	30,292	31,161	30,295	31,341

* Cost of revenues and selling, general and administrative expenses exclude the amortization of intangible assets. See Note 4.
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at March 31, 2019	29,056	$291	$1,190,341	$(2,704,305)	$1,837,912	$(76,761)	$247,478
Share-based compensation	—	—	19,595	—	—	—	19,595
Issuance of treasury stock under employee stock plans	80	1	(3,197)	3,680	—	—	484
Repurchases of common stock	(205)	(3)	—	(59,200)	—	—	(59,203)
Net income	—	—	—	—	64,152	—	64,152
Foreign currency translation adjustments	—	—	—	—	—	(4,189)	(4,189)
Balance at June 30, 2019	28,931	$289	$1,206,739	$(2,759,825)	$1,902,064	$(80,950)	$268,317

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at March 31, 2018 (As Adjusted)	29,835	$298	$1,176,905	$(2,410,171)	$1,702,090	$(54,299)	$414,823
Share-based compensation	—	—	18,882	—	—	—	18,882
Issuance of treasury stock under employee stock plans	45	—	(3,465)	1,827	—	—	(1,638)
Repurchases of common stock	(563)	(5)	—	(106,863)	—	—	(106,868)
Net income	—	—	—	—	29,721	—	29,721
Foreign currency translation adjustments	—	—	—	—	—	(18,796)	(18,796)
Balance at June 30, 2018 (As Adjusted)	29,317	$293	$1,192,322	$(2,515,207)	$1,731,811	$(73,095)	$336,124

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2018 (As Adjusted)	29,015	$290	$1,211,051	$(2,612,007)	$1,764,524	$(76,421)	$287,437
Share-based compensation	—	—	61,931	—	—	—	61,931
Issuance of treasury stock under employee stock plans	696	7	(66,243)	31,100	—	—	(35,136)
Repurchases of common stock	(780)	(8)	—	(178,918)	—	—	(178,926)
Net income	—	—	—	—	137,540	—	137,540
Foreign currency translation adjustments	—	—	—	—	—	(4,529)	(4,529)
Balance at June 30, 2019	28,931	$289	$1,206,739	$(2,759,825)	$1,902,064	$(80,950)	$268,317

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2017 (As Adjusted)	30,243	$302	$1,195,431	$(2,301,097)	$1,638,042	$(66,495)	$466,183
Share-based compensation	—	—	54,631	—	—	—	54,631
Issuance of treasury stock under employee stock plans	433	4	(57,740)	17,356	—	—	(40,380)
Repurchases of common stock	(1,359)	(13)	—	(231,466)	—	—	(231,479)
Net income	—	—	—	—	93,769	—	93,769
Foreign currency translation adjustments	—	—	—	—	—	(6,600)	(6,600)
Balance at June 30, 2018 (As Adjusted)	29,317	$293	$1,192,322	$(2,515,207)	$1,731,811	$(73,095)	$336,124
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
		As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$137,540	$93,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,734	22,329
Share-based compensation	61,931	54,631
Deferred income taxes	247	(3,643)
Net (gain) loss on marketable securities	635	(635)
Provision for doubtful accounts, net	509	541
Net loss on sales of property and equipment	22	28
Changes in operating assets and liabilities:
Accounts receivable	(53,288)	2,922
Prepaid expenses and other assets	(5,369)	(3,587)
Accounts payable	631	2,623
Accrued compensation and employee benefits	4,217	(1,977)
Other liabilities	(6,164)	(21)
Deferred revenue	291	(3,891)
Net cash provided by operating activities	164,936	163,089
Cash flows from investing activities:
Purchases of property and equipment	(18,170)	(24,220)
Proceeds from sales of marketable securities	3,228	3,005
Purchases of marketable securities	(5,858)	(5,509)
Net cash used in investing activities	(20,800)	(26,724)
Cash flows from financing activities:
Proceeds from revolving line of credit	167,000	371,000
Payments on revolving line of credit	(109,000)	(480,000)
Proceeds from issuance of senior notes	—	400,000
Payments on senior notes	—	(131,000)
Payments on debt issuance costs	—	(7,869)
Proceeds from issuance of treasury stock under employee stock plans	16,073	2,492
Taxes paid related to net share settlement of equity awards	(51,208)	(42,872)
Repurchases of common stock	(178,926)	(229,540)
Net cash used in financing activities	(156,061)	(117,789)
Effect of exchange rate changes on cash	710	(4,265)
Increase (decrease) in cash and cash equivalents	(11,215)	14,311
Cash and cash equivalents, beginning of period	90,023	105,618
Cash and cash equivalents, end of period	$78,808	$119,929
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$12,058	$9,975
Cash paid for interest	$33,401	$20,501
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$690	$5,282
Unsettled repurchases of common stock	$—	$7,601
Capital lease obligations incurred	$6,416	$—

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
Adoption of the standard impacted our previously reported results as follows:
Condensed Consolidated Balance Sheets

	September 30, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Accounts receivable, net	$208,865	$57,877	$266,742
Deferred income taxes	20,117	(6,312)	13,805
Other assets	12,431	23,823	36,254
Other accrued liabilities	30,457	568	31,025
Deferred revenue	52,215	51,120	103,335
Stockholders’ equity	263,737	23,700	287,437

Condensed Consolidated Statements of Income and Comprehensive Income

	Quarter Ended June 30, 2018			Nine Months Ended June 30, 2018
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In thousands, except per share amounts)
Revenues	$259,505	$(4,512)	$254,993	$752,684	$(9,070)	$743,614
Cost of revenues	78,390	621	79,011	231,268	1,668	232,936
Selling, general and administrative	98,685	(1,294)	97,391	286,038	(2,180)	283,858
Provision for income taxes	9,380	(1,199)	8,181	24,565	(10,392)	14,173
Net income	32,361	(2,640)	29,721	91,935	1,834	93,769
Comprehensive income	13,565	(2,640)	10,925	85,335	1,834	87,169
Basic earnings per share	1.09	(0.09)	1.00	3.07	0.06	3.13
Diluted earnings per share	1.04	(0.09)	0.95	2.93	0.06	2.99

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended June 30, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$91,935	$1,834	$93,769
Deferred income taxes	6,749	(10,392)	(3,643)
Changes in operating assets and liabilities	(12,489)	8,558	(3,931)

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption.

We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.
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

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain equity securities. We do not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2019 and September 30, 2018.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2019 and September 30, 2018. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2019 and September 30, 2018.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2019 and September 30, 2018:

June 30, 2019	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2019
	(In thousands)
Assets:
Cash equivalents (1)	$25,944	$25,944
Marketable securities (2)	20,054	20,054
Total	$45,998	$45,998

September 30, 2018	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2018
	(In thousands)
Assets:
Cash equivalents (1)	$18,413	$18,413
Marketable securities (2)	18,059	18,059
Total	$36,472	$36,472

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets at June 30, 2019 and September 30, 2018. Not included in these tables are cash deposits of $52.9 million and $71.6 million at June 30, 2019 and September 30, 2018, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at June 30, 2019 and September 30, 2018.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2019 and September 30, 2018:

	June 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,800	$11,149	$—
Buy foreign currency:
British pound (GBP)	GBP	8,743	$11,100	$—
Singapore dollar (SGD)	SGD	6,630	$4,900	$—

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	$—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	$—
Singapore dollar (SGD)	SGD	9,580	$7,000	$—

The foreign currency forward contracts were entered into on June 30, 2019 and September 30, 2018, respectively; therefore, their fair value was $0 on each of these dates.
Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Losses on foreign currency forward contracts	$928	$870	$612	$251

4. Goodwill and Intangible Assets

Amortization expense associated with our intangible assets are reflected as a separate operating expense caption — amortization of intangible assets — and are excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Completed technology	$452	$628	$1,440	$1,949
Other intangible assets	996	943	3,013	3,094
Total	$1,448	$1,571	$4,453	$5,043

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2019 was as follows (in thousands):

Year Ending September 30,
2019 (excluding the nine months ended June 30, 2019)	$1,456
2020	3,607
2021	2,391
2022	2,248
2023	217
$9,919

The following table summarizes changes to goodwill during the nine months ended June 30, 2019, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2018	$585,161	$146,648	$69,081	$800,890
Addition from acquisitions	980	—	—	980
Foreign currency translation adjustment	(3,968)	—	(375)	(4,343)
Balance at June 30, 2019	$582,173	$146,648	$68,706	$797,527

5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
	(In thousands)
Property and equipment	$177,193	$156,154
Less: accumulated depreciation and amortization	(124,293)	(107,317)
	$52,900	$48,837

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2019, we had $315.0 million in borrowings outstanding at a weighted average interest rate of 3.781%, of which $125.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of June 30, 2019.
7. Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. We were in compliance with all financial covenants under the 2010 Senior Notes as of June 30, 2019.
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
The following table presents the carrying amounts and fair values for the Senior Notes at June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
	Carrying Amounts (*)	Fair Value	Carrying Amounts (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	113,000	114,374	113,000	114,413
The 2018 Senior Notes	400,000	418,000	400,000	404,000
Total	$513,000	$532,374	$513,000	$518,413

(*) Amounts exclusive of net debt issuance cost of $5.4 million and $6.1 million at June 30, 2019 and September 30, 2018, respectively.
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

Disaggregation of Revenue
Information about disaggregated revenue by product deployment methods was as follows:

	Reportable Segments
	Quarter Ended June 30, 2019				Quarter Ended June 30, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
On-Premises	$102,673	$—	$27,138	$129,811	$83,904	$—	$22,196	$106,100
SaaS	62,964	—	6,328	69,292	54,754	—	3,310	58,064
Scores	—	115,146	—	115,146	—	90,829	—	90,829
Total	$165,637	$115,146	$33,466	$314,249	$138,658	$90,829	$25,506	$254,993

	Reportable Segments
	Nine Months Ended June 30, 2019				Nine Months Ended June 30, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
On-Premises	$273,579	$—	$76,472	$350,051	$256,557	$—	$63,294	$319,851
SaaS	181,532	—	17,924	199,456	168,771	—	8,629	177,400
Scores	—	305,232	—	305,232	—	246,363	—	246,363
Total	$455,111	$305,232	$94,396	$854,739	$425,328	$246,363	$71,923	$743,614
Information about disaggregated revenue by primary geographical markets was as follows:

	Reportable Segments
	Quarter Ended June 30, 2019				Quarter Ended June 30, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
North America	$88,210	$110,728	$14,930	$213,868	$80,598	$89,261	$13,055	$182,914
Latin America	7,088	768	5,448	13,304	5,364	399	1,108	6,871
Europe, Middle East and Africa	54,171	2,191	8,680	65,042	34,374	691	5,144	40,209
Asia Pacific	16,168	1,459	4,408	22,035	18,322	478	6,199	24,999
Total	$165,637	$115,146	$33,466	$314,249	$138,658	$90,829	$25,506	$254,993

	Reportable Segments
	Nine Months Ended June 30, 2019				Nine Months Ended June 30, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Total	Applications	Scores	Decision Management Software	Total
	(In thousands)
North America	$256,385	$293,292	$45,354	$595,031	$250,700	$240,703	$38,898	$530,301
Latin America	32,011	2,650	14,000	48,661	17,531	1,484	3,579	22,594
Europe, Middle East and Africa	119,971	5,197	21,977	147,145	107,686	2,446	16,385	126,517
Asia Pacific	46,744	4,093	13,065	63,902	49,411	1,730	13,061	64,202
Total	$455,111	$305,232	$94,396	$854,739	$425,328	$246,363	$71,923	$743,614

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
The following table provides information about receivables and deferred revenue from contracts with customers.

	June 30, 2019	September 30, 2018
		(As Adjusted)
	(In thousands)
Receivables, which are included in “Accounts receivable, net”	$321,483	$270,181
Deferred revenue*	$107,871	$108,118
* Included in both deferred revenue and other liabilities on our condensed balance sheets at June 30, 2019 and September 30, 2018.
Impairment loss recognized on receivables from contracts with customers during the quarters and nine months ended June 30, 2019 and 2018 was immaterial.
Contract assets balance at June 30, 2019 and September 30, 2018 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the nine months ended June 30, 2019 are as follows:

Nine Months Ended June 30, 2019
(In thousands)
Deferred revenues, beginning balance	$108,118
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(87,600)
Increases due to billings, excluding amounts recognized as revenue during the period	87,353
Deferred revenues, ending balance	$107,871

Revenue recognized in the quarter and nine months ended June 30, 2019 from performance obligations satisfied in previous periods was immaterial.

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
Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remaining of Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
	(In thousands)
Applications	$14,070	$51,346	$31,684	$12,167	$11,353	$120,620
Decision Management Software	3,117	10,780	8,013	4,944	3,596	30,450
Total	$17,187	$62,126	$39,697	$17,111	$14,949	$151,070

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
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying condensed consolidated balance sheets, were $31.7 million and $27.1 million at June 30, 2019 and September 30, 2018, respectively.

Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our condensed consolidated statements of income and comprehensive income. The amount of amortization was $1.3 million and $1.1 million during the quarters ended June 30, 2019 and 2018, respectively, and $3.7 million and $3.3 million during the nine months ended June 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 17.8% and 21.6% during the quarters ended June 30, 2019 and 2018 as adjusted, respectively, and 11.4% and 13.1% during the nine months ended June 30, 2019 and 2018 as adjusted, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for both the nine months ended June 30, 2019 and 2018 was impacted by recording of excess tax benefits relating to stock awards that vested in December of both years. In addition, the tax rate for the nine months ended June 30, 2018 was affected by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2018 and fiscal year ended September 30, 2019, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) repealing the performance-based compensation exception for certain employees; (4) instituting the concept of Global Intangible Low-Taxed Income (“GILTI”); and (5) instituting the concept of Foreign Derived Intangible Income.
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
The total unrecognized tax benefit for uncertain tax positions is estimated to be $5.5 million and $6.1 million at June 30, 2019 and September 30, 2018, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.3 million related to unrecognized tax benefits as of June 30, 2019 and September 30, 2018.

10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$64,152	$29,721	$137,540	$93,769
Denominator - share:
Basic weighted-average shares	28,967	29,708	29,000	29,924
Effect of dilutive securities	1,325	1,453	1,295	1,417
Diluted weighted-average shares	30,292	31,161	30,295	31,341
Earnings per share:
Basic	$2.21	$1.00	$4.74	$3.13
Diluted	$2.12	$0.95	$4.54	$2.99

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were no options excluded for each of the quarters ended June 30, 2019 and 2018. There were approximately 5,000 and 7,000 options excluded for the nine months ended June 30, 2019 and 2018, respectively.
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

The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$100,385	$112,949	$12,706	$—	$226,040
Professional services	33,989	392	10,213	—	44,594
License	31,263	1,805	10,547	—	43,615
Total segment revenues	165,637	115,146	33,466	—	314,249
Segment operating expense	(113,400)	(15,850)	(42,229)	(36,019)	(207,498)
Segment operating income (loss)	$52,237	$99,296	$(8,763)	$(36,019)	106,751
Unallocated share-based compensation expense					(19,595)
Unallocated amortization expense					(1,448)
Operating income					85,708
Unallocated interest expense, net					(10,111)
Unallocated other income, net					2,457
Income before income taxes					$78,054
Depreciation expense	$4,800	$130	$1,027	$222	$6,179

	Quarter Ended June 30, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$91,102	$89,876	$11,165	$—	$192,143
Professional services	33,783	559	8,494	—	42,836
License	13,773	394	5,847	—	20,014
Total segment revenues	138,658	90,829	25,506	—	254,993
Segment operating expense	(106,741)	(16,369)	(34,971)	(31,922)	(190,003)
Segment operating income (loss)	$31,917	$74,460	$(9,465)	$(31,922)	64,990
Unallocated share-based compensation expense					(18,882)
Unallocated amortization expense					(1,571)
Operating income					44,537
Unallocated interest expense, net					(8,223)
Unallocated other income, net					1,588
Income before income taxes					$37,902
Depreciation expense	$3,682	$130	$1,321	$215	$5,348

	Nine Months Ended June 30, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$294,624	$300,133	$37,255	$—	$632,012
Professional services	101,432	1,994	32,531	—	135,957
License	59,055	3,105	24,610	—	86,770
Total segment revenues	455,111	305,232	94,396	—	854,739
Segment operating expense	(332,641)	(45,499)	(122,175)	(104,779)	(605,094)
Segment operating income (loss)	$122,470	$259,733	$(27,779)	$(104,779)	249,645
Unallocated share-based compensation expense					(61,931)
Unallocated amortization expense					(4,453)
Operating income					183,261
Unallocated interest expense, net					(29,795)
Unallocated other income, net					1,718
Income before income taxes					$155,184
Depreciation expense	$14,259	$387	$2,988	$684	$18,318

	Nine Months Ended June 30, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$277,743	$243,323	$34,271	$—	$555,337
Professional services	108,288	1,613	22,794	—	132,695
License	39,297	1,427	14,858	—	55,582
Total segment revenues	425,328	246,363	71,923	—	743,614
Segment operating expense	(316,759)	(48,670)	(98,534)	(92,176)	(556,139)
Segment operating income (loss)	$108,569	$197,693	$(26,611)	$(92,176)	187,475
Unallocated share-based compensation expense					(54,631)
Unallocated amortization expense					(5,043)
Operating income					127,801
Unallocated interest expense, net					(21,799)
Unallocated other income, net					1,940
Income before income taxes					$107,942
Depreciation expense	$11,459	$432	$4,024	$737	$16,652

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

13. Subsequent Events
In July 2019, our Board of Directors approved a new stock repurchase program following the completion of a similar program that was approved in July 2018. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Current Reports on Form 8-K to be filed by us in fiscal 2019.
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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 35% and 33% of total consolidated revenues for the quarters ended June 30, 2019 and 2018, respectively, and 34% of total consolidated revenues for each of the nine months ended June 30, 2019 and 2018. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 88% and 86% of our revenues were derived from within this industry during the quarters ended June 30, 2019 and 2018, respectively, and 87% and 85% of our revenues were derived from within this industry during the nine months ended June 30, 2019 and 2018, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 72% and 75% of our revenues during the quarters ended June 30, 2019 and 2018, respectively. Arrangements with transactional or unit-based pricing accounted for 74% and 75% of our revenues during the nine months ended June 30, 2019 and 2018, respectively.

We continue to drive growth in our Scores segment. Scores revenue increased 27% to $115.1 million during the quarter ended June 30, 2019 from $90.8 million during the quarter ended June 30, 2018, and 24% to $305.2 million during the nine months ended June 30, 2019 from $246.4 million during the nine months ended June 30, 2018. Scores operating income increased 33% to $99.3 million during the quarter ended June 30, 2019 from $74.5 million during the quarter ended June 30, 2018, and 31% to $259.7 million during the nine months ended June 30, 2019 from $197.7 million during the nine months ended June 30, 2018. For our Applications and Decision Management Software segments, cloud business continues to grow as we pursue our cloud-first strategy. Cloud revenues increased 19% to $69.3 million during the quarter ended June 30, 2019 from $58.1 million during the quarter ended June 30, 2018, and 12% to $199.5 million during the nine months ended June 30, 2019 from $177.4 million during the nine months ended June 30, 2018.
Operating income increased 92% to $85.7 million during the quarter ended June 30, 2019 from $44.5 million during the quarter ended June 30, 2018 and as a result, net earnings increased 116% to $64.2 million from $29.7 million. Operating income increased 43% to $183.3 million during the nine months ended June 30, 2019 from $127.8 million during the nine months ended June 30, 2018 and as a result, net earnings increased 47% to $137.5 million from $93.8 million.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter and nine months ended June 30, 2019, we repurchased approximately 0.2 million shares at a total repurchase price of $59.2 million and 0.8 million shares at a total repurchase price of $178.9 million, respectively. As of June 30, 2019, we had $20.3 million remaining under our then-current stock repurchase program.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended June 30, 2019	$109.2	15%	19	38
Quarter Ended June 30, 2018	$119.9	14%	24	28
Nine Months Ended June 30, 2019	$321.5	28%	61	NM(a)
Nine Months Ended June 30, 2018	$303.8	27%	56	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 48% and 43% of total bookings for the quarters ended June 30, 2019 and 2018, respectively. Professional services bookings were 37% and 46% of total bookings for the quarters ended June 30, 2019 and 2018, respectively. License bookings were 15% and 11% of total bookings for the quarters ended June 30, 2019 and 2018, respectively.
Transactional and maintenance bookings were 46% and 41% of total bookings for the nine months ended June 30, 2019 and 2018, respectively. Professional services bookings were 40% and 47% of total bookings for the nine months ended June 30, 2019 and 2018, respectively. License bookings were 14% and 12% of total bookings for the nine months ended June 30, 2019 and 2018, respectively.

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Applications	$165,637	$138,658	53%	54%	$26,979	19%
Scores	115,146	90,829	37%	36%	24,317	27%
Decision Management Software	33,466	25,506	10%	10%	7,960	31%
Total	$314,249	$254,993	100%	100%	59,256	23%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Applications	$455,111	$425,328	53%	57%	$29,783	7%
Scores	305,232	246,363	36%	33%	58,869	24%
Decision Management Software	94,396	71,923	11%	10%	22,473	31%
Total	$854,739	$743,614	100%	100%	111,125	15%

Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018

Applications

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$100,385	$91,102	$9,283	10%
Professional services	33,989	33,783	206	1%
License	31,263	13,773	17,490	127%
Total	$165,637	$138,658	26,979	19%
Applications segment revenues increased $27.0 million primarily due to a $28.5 million increase in our fraud solutions and a $3.3 million increase in our customer communication services, partially offset by a $5.3 million decrease in our customer management solutions. The increase in fraud solutions was primarily attributable to an increase in license and transactional revenues. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market. The decrease in customer management solutions was primarily attributable to a decrease in license revenue.

Scores

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$112,949	$89,876	$23,073	26%
Professional services	392	559	(167)	(30)%
License	1,805	394	1,411	358%
Total	$115,146	$90,829	24,317	27%
Scores segment revenues increased $24.3 million due to an increase of $22.1 million in our business-to-business scores revenue and $2.2 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in auto activities. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended June 30, 2019 and 2018, revenues generated from our agreements with Experian accounted for 13% and 12%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 16% and 15%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$12,706	$11,165	$1,541	14%
Professional services	10,213	8,494	1,719	20%
License	10,547	5,847	4,700	80%
Total	$33,466	$25,506	7,960	31%
Decision Management Software segment revenues increased $8.0 million primarily attributable to an increase in both of our license sales and SaaS subscription revenue.
Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Applications

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$294,624	$277,743	$16,881	6%
Professional services	101,432	108,288	(6,856)	(6)%
License	59,055	39,297	19,758	50%
Total	$455,111	$425,328	29,783	7%

Applications segment revenues increased $29.8 million primarily due to a $38.4 million increase in our fraud solutions and a $5.9 million increase in our customer communication services, partially offset by a $9.1 million decrease in our originations solutions and a $5.2 million decrease in our customer management solutions. The increase in fraud solutions was primarily attributable to an increase in license and transactional revenues. The increase in customer communication services was primarily attributable to an increase in transactional revenue as a result of our continued growth in the mobile communication market. The decrease in our originations solutions was primarily attributable to a decrease in services and transactional revenues. The decrease in customer management solutions was primarily attributable to a decrease in license and services revenues.

Scores

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$300,133	$243,323	$56,810	23%
Professional services	1,994	1,613	381	24%
License	3,105	1,427	1,678	118%
Total	$305,232	$246,363	58,869	24%
Scores segment revenues increased $58.9 million due to an increase of $52.9 million in our business-to-business scores revenue and $6.0 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in mortgage and auto activities. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the nine months ended June 30, 2019 and 2018, revenues generated from our agreements with Experian accounted for 13% and 11%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 13% and 14%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Transactional and maintenance	$37,255	$34,271	$2,984	9%
Professional services	32,531	22,794	9,737	43%
License	24,610	14,858	9,752	66%
Total	$94,396	$71,923	22,473	31%
Decision Management Software segment revenues increased $22.5 million primarily attributable to an increase in both of our license sales and SaaS subscription revenue, as well as an increase in services revenues related to our Decision Management Platform product.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$314,249	$254,993	100%	100%	$59,256	23%
Operating expenses:
Cost of revenues	87,215	79,011	28%	31%	8,204	10%
Research and development	36,972	32,483	12%	13%	4,489	14%
Selling, general and administrative	102,906	97,391	33%	38%	5,515	6%
Amortization of intangible assets	1,448	1,571	—%	1%	(123)	(8)%
Total operating expenses	228,541	210,456	73%	83%	18,085	9%
Operating income	85,708	44,537	27%	17%	41,171	92%
Interest expense, net	(10,111)	(8,223)	(4)	(3)%	(1,888)	23%
Other income, net	2,457	1,588	1	1%	869	55%
Income before income taxes	78,054	37,902	24%	15%	40,152	106%
Provision for income taxes	13,902	8,181	4%	3%	5,721	70%
Net income	$64,152	$29,721	20%	12%	34,431	116%
Number of employees at quarter end	3,967	3,546			421	12%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2019	2018	2019	2018
		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Revenues	$854,739	$743,614	100%	100%	$111,125	15%
Operating expenses:
Cost of revenues	248,849	232,936	29%	31%	15,913	7%
Research and development	110,082	93,976	13%	13%	16,106	17%
Selling, general and administrative	308,094	283,858	36%	38%	24,236	9%
Amortization of intangible assets	4,453	5,043	1%	1%	(590)	(12)%
Total operating expenses	671,478	615,813	79%	83%	55,665	9%
Operating income	183,261	127,801	21%	17%	55,460	43%
Interest expense, net	(29,795)	(21,799)	(3)%	(3)%	(7,996)	37%
Other income, net	1,718	1,940	—%	1%	(222)	(11)%
Income before income taxes	155,184	107,942	18%	15%	47,242	44%
Provision for income taxes	17,644	14,173	2%	2%	3,471	24%
Net income	$137,540	$93,769	16%	13%	43,771	47%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
The quarter over quarter increase in cost of revenue expenses of $8.2 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount. Cost of revenues as a percentage of revenues decreased to 28% during the quarter ended June 30, 2019 from 31% during the quarter ended June 30, 2018 primarily due to increased sales of our high-margin Scores and software products.
The year-to-date period over period increase in cost of revenue expenses of $15.9 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount. Cost of revenues as a percentage of revenues decreased to 29% during the nine months ended June 30, 2019 from 31% during the nine months ended June 30, 2018 primarily due to increased sales of our high-margin Scores and software products.
Over the next several quarters, we expect cost of revenues as a percentage of revenues will be slightly higher than that incurred during the quarter ended June 30, 2019.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
The quarter over quarter increase in research and development expenses of $4.5 million was primarily attributable to an increase in labor and personnel costs. Research and development expenses as a percentage of revenues decreased to 12% during the quarter ended June 30, 2019 from 13% during the quarter ended June 30, 2018 primarily due to increased sales of our high-margin Scores and software products.
The year-to-date period over period increase in research and development expenses of $16.1 million was primarily attributable to an increase in labor and personnel costs. Research and development expenses as a percentage of revenues was 13% during the nine months ended June 30, 2019, consistent with that incurred during the nine months ended June 30, 2018.
Over the next several quarters, we expect research and development expenditures as a percentage of revenues will be slightly higher than that incurred during the quarter ended June 30, 2019.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The quarter over quarter increase in selling, general and administrative expenses of $5.5 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount. Selling, general and administrative expenses as a percentage of revenues decreased to 33% during the quarter ended June 30, 2019 from 38% during the quarter ended June 30, 2018 primarily due to increased sales of our high-margin Scores and software products.
The year-to-date period over period increase in selling, general and administrative expenses of $24.2 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and higher non-capitalizable commission cost. Selling, general and administrative expenses as a percentage of revenues decreased to 36% during the nine months ended June 30, 2019 from 38% during the nine months ended June 30, 2018 primarily due to increased sales of our high-margin Scores and software products.
Over the next several quarters, we expect selling, general and administrative expenses as a percentage of revenues will be slightly higher than that incurred during the quarter ended June 30, 2019.

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
Amortization expense was $1.4 million during the quarter ended June 30, 2019 versus $1.6 million during the quarter ended June 30, 2018.
Amortization expense was $4.5 million during the nine months ended June 30, 2019 versus $5.0 million during the nine months ended June 30, 2018.
Over the next several quarters, we expect that amortization expense will be consistent with the amortization expense we recorded during the quarter ended June 30, 2019.
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
The quarter over quarter increase in interest expense of $1.9 million was primarily attributable to a higher average outstanding debt balance during the quarter ended June 30, 2019, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
The year-to-date period over period increase in interest expense of $8.0 million was primarily attributable to a higher average outstanding debt balance during the nine months ended June 30, 2019, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
Over the next several quarters, we expect net interest expense will be consistent with the net interest expense incurred during the quarter ended June 30, 2019.
Other Income, Net
Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
Provision for Income Taxes
The effective income tax rate was 17.8% and 21.6% during the quarters ended June 30, 2019 and 2018, respectively, and 11.4% and 13.1% during the nine months ended June 30, 2019 and 2018, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for both the nine months ended June 30, 2019 and 2018 was impacted by recording of excess tax benefits relating to stock awards that vested in December of both years. In addition, the tax rate for the nine months ended June 30, 2018 was affected by recording the impact of the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2018 and fiscal year ended September 30, 2019, including, but not limited to: (1) reducing the U.S. federal corporate tax rate; (2) requiring a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) repealing the performance-based compensation exception for certain employees; (4) instituting the concept of GILTI; and (5) instituting the concept of Foreign Derived Intangible Income.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Applications	$52,237	$31,917	$20,320	64%
Scores	99,296	74,460	24,836	33%
Decision Management Software	(8,763)	(9,465)	702	(7)%
Corporate expenses	(36,019)	(31,922)	(4,097)	13%
Total segment operating income	106,751	64,990	41,761	64%
Unallocated share-based compensation	(19,595)	(18,882)	(713)	4%
Unallocated amortization expense	(1,448)	(1,571)	123	(8)%
Operating income	$85,708	$44,537	41,171	92%

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018
		As Adjusted
	(In thousands)		(In thousands)
Applications	$122,470	$108,569	$13,901	13%
Scores	259,733	197,693	62,040	31%
Decision Management Software	(27,779)	(26,611)	(1,168)	4%
Corporate expenses	(104,779)	(92,176)	(12,603)	14%
Total segment operating income	249,645	187,475	62,170	33%
Unallocated share-based compensation	(61,931)	(54,631)	(7,300)	13%
Unallocated amortization expense	(4,453)	(5,043)	590	(12)%
Operating income	$183,261	$127,801	55,460	43%
Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2019	2018	2019	2018	2019	2018	2019	2018
		As Adjusted		As Adjusted		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Segment revenues	$165,637	$138,658	100%	100%	$455,111	$425,328	100%	100%
Segment operating expense	(113,400)	(106,741)	(68)%	(77)%	(332,641)	(316,759)	(73)%	(74)%
Segment operating income	$52,237	$31,917	32%	23%	$122,470	$108,569	27%	26%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2019	2018	2019	2018	2019	2018	2019	2018
		As Adjusted		As Adjusted		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Segment revenues	$115,146	$90,829	100%	100%	$305,232	$246,363	100%	100%
Segment operating expense	(15,850)	(16,369)	(14)%	(18)%	(45,499)	(48,670)	(15)%	(20)%
Segment operating income	$99,296	$74,460	86%	82%	$259,733	$197,693	85%	80%
Decision Management Software

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2019	2018	2019	2018	2019	2018	2019	2018
		As Adjusted		As Adjusted		As Adjusted		As Adjusted
	(In thousands)				(In thousands)
Segment revenues	$33,466	$25,506	100%	100%	$94,396	$71,923	100%	100%
Segment operating expense	(42,229)	(34,971)	(126)%	(137)%	(122,175)	(98,534)	(129)%	(137)%
Segment operating loss	$(8,763)	$(9,465)	(26)%	(37)%	$(27,779)	$(26,611)	(29)%	(37)%
The quarter over quarter $41.2 million increase in operating income was attributable to a $59.3 million increase in segment revenues and a $0.1 million decrease in amortization cost, partially offset by a $13.5 million increase in segment operating expenses, a $4.0 million increase in corporate expenses and a $0.7 million increase in share-based compensation cost.
At the segment level, the quarter over quarter $41.8 million increase in segment operating income was the result of a $24.8 million increase in our Scores segment operating income, a $20.3 million increase in our Applications segment operating income and a $0.7 million decrease in our Decision Management Software segment operating loss, partially offset by a $4.0 million increase in corporate expense.
The quarter over quarter $20.3 million increase in Applications segment operating income was due to a $27.0 million increase in segment revenue, partially offset by a $6.7 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased to 32% from 23% mainly due to an increase in sales of our higher-margin software products, partially offset by an increase in labor and personnel costs.
The quarter over quarter $24.8 million increase in Scores segment operating income was due to a $24.3 million increase in segment revenue and a $0.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 86% from 82% mainly due to an increase in sales of our higher-margin score products.
The quarter over quarter $0.7 million decrease in Decision Management Software segment operating loss was due to an $8.0 million increase in segment revenue, partially offset by a $7.3 million increase in segment operating expenses. Segment operating margin for Decision Management Software improved to a negative 26% from a negative 37% primarily due to an increase in sales of our higher-margin software products, partially offset by our continued investment in cloud infrastructure operations and new products.
The year-to-date period over period increase of $55.5 million in operating income was attributable to a $111.1 million increase in segment revenues and a $0.6 million decrease in amortization cost, partially offset by a $36.3 million increase in segment operating expenses, a $12.6 million increase in corporate expenses and a $7.3 million increase in share-based compensation cost.

At the segment level, the year-to-date period over period increase of $62.2 million in segment operating income was the result of a $62.1 million increase in our Scores segment operating income and a $13.9 million increase in our Applications segment operating income, partially offset by a $12.6 million increase in corporate expenses and a $1.2 million increase in our Decision Management Software segment operating loss.
The year-to-date period over period $13.9 million increase in Applications segment operating income was due to a $29.8 million increase in segment revenue, partially offset by a $15.9 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased to 27% from 26% mainly due to an increase in sales of our higher-margin software products, partially offset by an increase in labor and personnel costs.
The year-to-date period over period $62.1 million increase in Scores segment operating income was attributable to a $58.9 million increase in segment revenue and a $3.2 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 85% from 80%, mainly due to an increase in sales of our higher-margin score products.
The year-to-date period over period $1.2 million increase in Decision Management Software segment operating loss was attributable to a $23.6 million increase in segment operating expenses, partially offset by a $22.4 million increase in segment revenue. Segment operating loss as a percentage of segment revenue for Decision Management Software improved to a negative 29% from a negative 37% primarily due to an increase in sales of our higher-margin software products, partially offset by our continued investment in cloud infrastructure operations and new products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2019, we had $78.8 million in cash and cash equivalents, which included $61.8 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $28.0 million principal payment due in July 2019 on our senior notes issued in July 2010. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the U.S. without material incremental tax provision.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2019	2018
		As Adjusted
	(In thousands)
Cash provided by (used in):
Operating activities	$164,936	$163,089	$1,847
Investing activities	(20,800)	(26,724)	5,924
Financing activities	(156,061)	(117,789)	(38,272)
Effect of exchange rate changes on cash	710	(4,265)	4,975
Increase (decrease) in cash and cash equivalents	$(11,215)	$14,311	(25,526)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $164.9 million during the nine months ended June 30, 2019 from $163.1 million during the nine months ended June 30, 2018. The $1.8 million increase was attributable to a $43.8 million increase in net income and a $13.8 million increase in non-cash items, including a $7.3 million increase in non-cash share-based compensation expense, partially offset by a $55.8 million decrease that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities decreased to $20.8 million for the nine months ended June 30, 2019 from $26.7 million for the nine months ended June 30, 2018. The $5.9 million decrease was primarily attributable to a decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $156.1 million for the nine months ended June 30, 2019 from $117.8 million for the nine months ended June 30, 2018. The $38.3 million increase was primarily attributable to a $269.0 million decrease in proceeds, net of payments, from our senior notes, partially offset by a $167.0 million decrease in payments, net of proceeds, from our revolving line of credit, a $50.6 million decrease in repurchases of common stock and a $13.6 million increase in proceeds from issuance of treasury stock under employee stock plans.
Repurchases of Common Stock
In July 2018, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to the July 2018 program, we repurchased 205,182 shares of our common stock at a total repurchase price of $59.2 million and 780,182 shares of our common stock at a total repurchase price of $178.9 million during the quarter and nine months ended June 30, 2019, respectively.
In July 2019, our Board of Directors approved a new stock repurchase program following the completion of the July 2018 program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.5 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2019, we had $315.0 million in borrowings outstanding at a weighted average interest rate of 3.781% and were in compliance with all financial covenants under this credit facility.

Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 9.8 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on 2026-05-15. The purchase agreements for the 2010 Senior Notes and the indenture for the 2018 Senior Notes contain certain covenants typical of unsecured obligations. As of June 30, 2019, the carrying value of the Senior Notes was $513.0 million and we were in compliance with all financial covenants under these obligations.
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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption.

We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2019 and September 30, 2018:

	June 30, 2019			September 30, 2018
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$78,808	$78,808	0.86%	$90,023	$90,023	0.66%

On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private placement to a group of institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2010 Senior Notes	113,000	114,374	113,000	114,413
The 2018 Senior Notes	400,000	418,000	400,000	404,000
Total	$513,000	$532,374	$513,000	$518,413

We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $315.0 million in borrowings outstanding at a weighted average interest rate of 3.781% under the credit facility as of June 30, 2019.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2019 and September 30, 2018:

	June 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,800	$11,149	$—
Buy foreign currency:
British pound (GBP)	GBP	8,743	$11,100	$—
Singapore dollar (SGD)	SGD	6,630	$4,900	$—

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	$—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	$—
Singapore dollar (SGD)	SGD	9,580	$7,000	$—
The foreign currency forward contracts were entered into on June 30, 2019 and September 30, 2018, respectively; therefore, their fair value was $0 on each of these dates.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 through April 30, 2019	94,412	$277.28	90,182	$54,528,354
May 1, 2019 through May 31, 2019	73,600	$291.79	70,000	$34,086,803
June 1, 2019 through June 30, 2019	46,749	$305.48	45,000	$20,326,788
	214,761	$288.39	205,182	$20,326,788

(1)	Includes 9,579 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2019.

(2)
In July 2018, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In July 2019, our Board of Directors approved a new stock repurchase program following the completion of the July 2018 program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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

10.1
Letter Agreement dated August 3, 2019 by and between the Company and Michael I. McLaughlin (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 24, 2019 (file no. 001-11689)).

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

FAIR ISAAC CORPORATION

DATE:	July 31, 2019

		By	/s/ MICHAEL J. PUNG
Michael J. Pung
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 31, 2019

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)