Form 10-K
period 2019-09-30
FAIR ISAAC CORP
filed 2019-11-08
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No
As of March 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,769,737,106 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 25, 2019 was 28,961,612 (excluding 59,895,171 shares held by the Company as treasury stock).
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on March 4, 2020.

1

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, Risk Factors, below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2020.

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

Our Segments

We categorize our products and services into the following three operating segments:

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, software-as-a-service (“SaaS”) applications through the FICO® Analytic Cloud or third-party public clouds, such as those provided by Amazon Web Services (“AWS”).

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

•
Decision Management Software. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our FICO® Decision Management Suite, as well as associated professional services. These tools are available to our customers as on-premises software, through the FICO® Analytic Cloud or third-party public clouds, such as those provided by AWS.

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

•
Software such as decision management systems that author and implement business rules, models and decision strategies, often in a real-time environment, as well as software for managing customer engagement.

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
Applications

We develop industry-tailored decision management applications, which apply analytics, data management and decision management software to specific business challenges and processes. Our applications primarily serve clients in the banking, insurance, telecommunications, healthcare, retail and public sectors. During fiscal 2019, we continued to expand our product offerings for the FICO® Analytic Cloud and AWS, resulting in increased sales opportunities by accommodating small to mid-size businesses that benefit from the affordability and simplicity of cloud-based solutions. Within our Applications segment, our fraud solutions accounted for 18%, 17%, and 19% of total revenues in each of fiscal 2019, 2018 and 2017, respectively; our customer communication services accounted for 9%, 10%, and 10% of total revenues for each of these periods, respectively; and our customer management solutions accounted for 6%, 8%, and 8% of total revenues in each of these periods, respectively.

Marketing Applications

FICO® Marketing Solutions Suite is made up of products, capabilities and services designed to integrate the technology and analytic services needed to perform context-sensitive customer acquisition, cross-selling and retention programs and deliver mathematically optimized offers. The Marketing Solutions Suite enables companies that offer multiple products and use multiple channels (companies such as large financial institutions, consumer branded goods companies, pharmaceutical companies, retail merchants and hospitality companies) to execute more efficient and profitable customer interactions. Services offered in our marketing solutions include customer data integration services; services that enable real-time marketing through direct consumer interaction channels; campaign management, messaging and optimization services; interactive tools that automate the design, execution and collection of customer response data across multiple channels; and customer data collection, management and profiling services.

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

We provide customer strategy management solutions for banking, telecommunications and retail. FICO® TRIAD® Customer Manager, a leading credit management system, is available both on-premises and in the FICO® Analytic Cloud. The solution is an adaptive control system, which enables businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The current version enables users to manage risk and communications at both the account and customer level from a single platform.

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

Our solutions are designed to detect and prevent a wide variety of fraud and risk types across multiple industries, including credit and debit payment card fraud; e-payment fraud; deposit account fraud; identity theft; healthcare fraud; Medicaid and Medicare fraud; and property and casualty insurance claims fraud, including workers’ compensation fraud. FICO fraud solutions protect financial institutions, insurance companies and government agencies from losses and damaged customer relationships caused by fraud and related criminal behavior.

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

In September 2019, FICO introduced FICO® Falcon® X, a unified platform for the detection and investigation of both fraud and financial crimes. We also announced the FICO® Financial Crimes Studio, which allows banks’ data science teams to develop machine learning models using open source libraries, as well as FICO machine learning libraries, and then deploy the models on FICO® Falcon® X for operational use.

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

FICO® Card Compromise Manager is used in conjunction with the FICO® Falcon® Platform to identify point-of-sale and e-commerce card compromises with analytically derived recommenced actions—such as card block and reissue, or watch-listing—to optimize loss prevention. Separately, the FICO® Card Alert Service prevents ATM debit fraud by identifying counterfeit payment cards and reporting them to issuers. The service analyzes daily transactions from participating networks and uses this data to identify common points of compromise and suspect cards most likely to incur fraud.

In addition to our Falcon® products, we offer a wide range of solutions focused on preventing and detecting a variety of financial crimes. FICO® Application Fraud Manager helps businesses prevent both first- and third-party fraud during the application process. By preventing fraud prior to account origination, we help our customers avoid future losses as well as unnecessary collections costs. FICO® Identity Resolution Engine helps organizations detect and investigate organized criminal behavior using graph analytics to identify entities and their connections across federated data sources.

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

In August 2019, FICO acquired EZMCOM, Inc. (“EZMCOM”) to provide both identity proofing (“ID proofing”) and user authentication solutions. ID proofing is the digital process of on-boarding new customers without requiring face-to-face verification. The technology provides an extra layer of security that is easy to use, with minimal customer inconvenience, thereby preventing fraud as well as ensuring regulatory compliance standards such as e-KYC are met. User authentication is the real-time corroboration of an identity previously established to enable his or her access to an electronic or digital asset. As an authentication hub, FICO’s technology includes multifactor, biometric, and behavioral (user and device-based) capabilities.
FICO’s cybersecurity products utilize predictive analytics to deliver enterprise-level risk assessments. The FICO® Cyber Risk Score provides an empirically derived score that conveys the security posture of an organization and the likelihood of a material data breach in the next twelve months. The score is used to manage the cyber risk of an enterprise as well as to assess third-party risk that may be introduced by third-party partners and suppliers.

Collections & Recovery Applications

FICO® Debt Manager™, FICO® Debt Manager™ Pro, FICO® Debt Manager™ Pro Plus, FICO® PlacementsPlus® service and Placement OptimizerSM solution (collectively, the “FICO Debt Management Solutions”) automate the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement and optimization, recovery, litigation, bankruptcy, asset management and residual balance recovery. PlacementsPlus service facilitates control over the distribution and management of accounts to agencies, attorneys, debt buyers and internal recovery departments. Placement Optimizer maximizes the effectiveness of the placement strategy once accounts are outsourced. FICO Debt Management Solutions also include assessments, models and scores, predictive analytics, advanced customer engagement and optimization. FICO® Debt Manager™ is available both on premises and in the FICO® Analytic Cloud.

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

While the core FICO® Score is the foundation of our scoring portfolio, we offer a number of other broad-based scores, including several specific FICO® Industry Scores. We also develop various custom scores for our financial services clients. The FICO® Score XD expands the scorable population using alternative credit data. FICO® Score XD looks at public records and property data, and a consumer’s history with mobile, landline phone and cable payments, to generate scores on the same 300-850 scale as standard FICO® Scores. FICO® Score XD is available to lenders from LexisNexis Risk Solutions and Equifax. We also continue to innovate with respect to scores that consider consumer permissioned data from accounts such as checking, savings, or money market accounts. Incorporating consumer contributed data is a unique approach to helping empower consumers to establish or improve their creditworthiness by using data that reflects sound financial activity but that is not part of a traditional credit report. This can help consumers qualify for the credit they seek under more competitive terms. This approach is particularly helpful for consumers who may have very sparse or inactive credit files and are seeking a path toward greater financial inclusion in mainstream banking.

Outside the U.S., we offer FICO® Scores, including scores using alternative data, for consumers, and in some cases for small and medium enterprises, through credit reporting agencies. We also have installed client-specific versions of the FICO® Score in over 10 countries. Like FICO® Scores in the U.S., these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of marketing prospects and credit applicants. FICO® Scores are in use or being implemented in 30 different countries across five continents outside the U.S.

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

We also provide FICO® Score based products, education and information on FICO® Scores to consumers. They are distributed directly by us through our myFICO® service and through licensed distribution partners, including Experian and certain lenders, for use in customer and non-customer programs.

The myFICO® products and subscription offerings are available online at www.myfico.com. Consumers can use the myFICO.com website to purchase their FICO® Scores, including credit reports associated with the scores, explanations of the factors affecting their scores, and customized information on how to manage their scores. We make available the 28 most widely used versions of the FICO® Score from the three major U.S. credit bureaus through our myFICO® service, representing approximately 95% of all FICO® Scores sold and used by lenders. Customers can use products to simulate how taking specific actions could affect their FICO® Score 8. Consumers can also subscribe to monitoring services, which deliver alerts via email and text when changes to a user’s FICO® Scores or other credit report content are detected. In addition, consumers can purchase identity theft monitoring products that alert consumers of potential risks of identity fraud with comprehensive detection and identity restoration services.

Decision Management Software

We provide analytic and decision management platforms and tools that businesses use to build their own tailored, analytically powered decision management applications on-premises, within the FICO® Analytic Cloud or via third-party cloud environments such as AWS. In contrast to our packaged applications developed for specific industry solutions, our tools platform adds scalable and flexible decision management capabilities to virtually any application or operational system. These tools are sold as licensed software or as a platform-as-a-service (“PaaS”) offering in the cloud, and can be used standalone, or in conjunction with third-party solutions to advance a client’s decision management initiatives. We use these tools as common software components for our own decision management solutions, described above in the Applications section. They are also key components of our decision management architecture. We also partner with third-party providers within given industry markets and with major software companies to embed our tools within existing applications.

During fiscal 2019, FICO continued to enhance the FICO® Decision Management Suite, a collection of tools for building, extending, deploying and scaling applications and solutions. The Decision Management Suite includes the FICO® Decision Management Platform, along with capabilities for authoring, customizing, executing, and managing predictive analytic, decisioning, and optimization components and services; developing, orchestrating and publishing analytics-powered applications; and visualizing, analyzing and reporting data trends. The FICO® Decision Management Suite is available on-premises, in the FICO® Analytic Cloud, or in third-party public cloud solutions such as AWS; businesses can choose any of these three deployments depending on their specific needs, IT environments and other factors. Recent upgrades and enhancements to the functionality in the suite include:

•	FICO® Decision Management Platform, the fundamental backbone of the Suite, which dramatically improves performance, data interchange, model tracking and user collaboration;

•	FICO® Decision Modeler, the core decision rules modeling tool, which improves scale, performance, and versatility;

•	FICO® Analytics Workbench, the consolidated predictive analytics modeling tool, which improves overall capabilities, explainable AI functionality, and data wrangling;

•	FICO® Strategy Director, which helps organizations proactively manage consumer accounts to increase revenue, decrease risk and improve customer retention;

•
FICO® Decision Central™ (formerly known as Model Central), an analytic and decision model management tool, which expands its versatility and usability across a much broader range of implementations and use cases and makes it fully cloud-capable; and

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

The principal products offered are software tools for:

•
Rules Management. The FICO® Blaze Advisor® decision rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables business users to propose and preview the impact of changes to decisioning logic, to review and approve proposed changes, and commit those changes to production decisioning, all without demanding IT cycles. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our decision management applications. The Blaze Advisor system, available in six languages, is a multi-platform solution that: embeds rules management within existing applications; supports Web Services and service-oriented architecture, Java 2 Enterprise Edition platforms, Microsoft .NET and COBOL for z/OS mainframes; and is the first rules engine to support Java, .NET and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor system is able to process and execute complex, high-volume decision rules. FICO’s solution for rules management in the cloud (i.e., Blaze Advisor in the cloud) is called FICO® Decision Modeler.

•
Predictive Modeling. FICO® Decision Central™ is a comprehensive offering to help banks and other organizations, including insurance, retail and health care companies, maximize the power of their predictive and decision models and meet stricter regulations for model management. It complements FICO® Analytics Workbench, which enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models and scorecards, which it has developed over more than 40 years, and includes additional algorithms for rapidly discovering variable relationships, predictive interactions and optimal segmentation. The predictive models produced can be embedded in custom production applications or one of our Decision Management applications and can also be executed in the FICO® Blaze Advisor® system. FICO® Analytics Workbench is available for on-premises or cloud implementation.

•
Optimization. FICO® Xpress Optimization provides operations research professionals with world-class solvers and high-productivity tools to quickly design and deliver custom, mathematically optimal solutions for a wide range of industry problems. Xpress includes a powerful modeling and programming language, with robust scalability, to quickly model and solve even the largest optimization problems. Xpress tools are licensed to end users, consultants and independent software vendors in several industries, and are a core component within FICO® Decision Optimizer.  Decision Optimizer is a software tool that enables complex, large-scale optimizations involving dozens of networked action-effect models, and enables exploration and simulation of many optimized scenarios along an efficient frontier of options. The data-driven strategies produced by these tools can be executed by the FICO® Blaze Advisor® system or one of our Decision Management applications. FICO’s solution for creating or executing optimization solutions is available on-premises or in the cloud.

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

We believe our competitors are unable to provide the mix of products, expertise in predictive analytics and integration with decision management software, and enhanced customer management capabilities that we are able to deliver. However, certain competitors may have larger shares of particular geographic or product markets than we do.

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

Competitive Factors

We believe the principal competitive factors affecting our markets include: technical performance; access to unique proprietary databases; availability in SaaS or PaaS formats; product attributes like adaptability, scalability, interoperability, functionality and ease-of-use; product price; customer service and support; the effectiveness of sales and marketing efforts; existing market penetration; and reputation. Although we believe our products and services compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and future competitors.
MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail, healthcare and public agencies. End users of our products include 98 of the 100 largest financial institutions in the U.S., and two-thirds of the largest 100 banks in the world. Our clients also include more than 700 insurers, including nine of the top ten U.S. property and casualty insurers; more than 400 retailers and general merchandisers; more than 150 government or public agencies; and more than 150 healthcare and pharmaceuticals companies, including seven of the world’s top ten pharmaceuticals companies. All of the top ten companies on the 2019 Fortune 500 list use FICO’s solutions. In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. credit reporting agencies.

In the U.S., we market our products and services primarily through our own direct sales organization that is organized around vertical markets. Sales groups are based in our headquarters and in field offices strategically located both in and outside the U.S. We also market our products through indirect channels, including alliance partners and other resellers.

Our scores are marketed and sold through credit reporting agencies. During fiscal 2019, 2018 and 2017, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 29%, 25% and 20% of our total revenues, respectively.

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

In fiscal 2019, we continued to make progress with our FICO® Decision Management Suite and FICO® Decision Management Platform initiatives. Most significantly for the fiscal year, we have added distinct FICO intellectual property into tools to develop explainable artificial intelligence or xAI. In addition, we have made many of our software solutions, which were previously available only as on-premises software installations, into SaaS solutions hosted on the FICO® Analytic Cloud and/or in AWS. The FICO® Decision Management Suite enables clients to use FICO tools, along with rapid application development tools and visualization tools, to quickly develop their own decision management applications and services. We continue to add functionality to the platform as well as host additional FICO applications in the cloud. These ongoing initiatives are driven by enhancing our core technical capabilities listed below, and extending them through partnerships with other technology providers as well as through employing open source software.

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

Cybersecurity. We have advanced services for cyber risk assessment, which enable users to understand the likelihood their organization or a third-party organization that is their partner, supplier, or potential supplier will suffer a material data breach within a forward-looking 12-month period. These services are used by organizations to track and monitor their own cyber risk for self-assessment and to assess and monitor partner and supplier enterprises for third-party risk assessment. They are also used by insurance underwriters to assess cyber risk for cyber breach insurance policies.

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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 178 U.S. and 17 foreign patents with 101 applications pending.
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
PERSONNEL
As of September 30, 2019, we employed 4,009 persons worldwide. Of these, 177 full-time employees were located in our San Jose, California office, 404 full-time employees were located in our San Diego, California office, 180 full-time employees were located in our Roseville, Minnesota office, 173 full-time employees were located in our San Rafael, California office, 142 full-time employees were located in our Fairfax, Virginia office, 1,109 full-time employees were located in our India-based offices and 400 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement other than to the extent mandated by applicable law in certain foreign jurisdictions, and no work stoppages were experienced during fiscal 2019.
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

We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our selling approach is complex as we look to sell multiple products and services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our sales approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for our products typically ranges from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products because purchasing our products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.

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

Our DM strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained personnel for research and development and to assist customers with product installation, deployment, maintenance and support. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S., and from the U.S. and other countries to work abroad. Limitations imposed by immigration laws in the U.S. and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

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

Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation and brand, and cause us to incur significant expenses.

If our cybersecurity measures are compromised or unauthorized access to customer or consumer data is otherwise obtained, our products and services may be perceived as not being secure, customers may curtail or cease their use of our products and services, our reputation may be damaged and we could incur significant liabilities.

Our business requires the storage, transmission and utilization of sensitive consumer and customer information. Many of our products are provided by us through the Internet. Cybersecurity breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, litigation, indemnity obligations and other liability. If our cybersecurity measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Cybersecurity compromises experienced by our competitors, by our distributors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any cybersecurity compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results.

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

Our product and pricing strategies may not be successful. If our competitors introduce new products and pricing strategies, it could decrease our product sales and market share, or could pressure us to reduce our product prices in a manner that reduces our margins.

Demand for our products and services may be sensitive to product and pricing changes we implement, and our product and pricing strategies may not be accepted by the market. If our customers fail to accept our product and pricing strategies, our revenues, results of operations and business may suffer. In addition, we may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:

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

•	Fair lending laws (e.g., the Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act);

•
Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information, require security procedures, or otherwise apply to the collection, processing, storage, use and transfer of protected data (e.g., the U.S. Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act; the General Data Protection Regulation (the “GDPR”) and country-specific data protection laws enacted to supplement the GDPR; the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; and identity theft, file freezing, security breach notification and similar state privacy laws);

•	Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards;

•
Laws and regulations applicable to secondary market participants (e.g., Fannie Mae and Freddie Mac) that could have an impact on our scoring products, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the Federal Housing Finance Agency in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards or criteria established pursuant to such laws or regulations;

•
Laws and regulations applicable to our customer communication clients and their use of our products and services (e.g., the Telemarketing Sales Rule, Telephone Consumer Protection Act and regulations promulgated thereunder);

•	Laws and regulations applicable to our insurance clients and their use of our insurance products and services;

•
The application or extension of consumer protection laws, including implementing regulations (e.g., the Consumer Financial Protection Act, the Federal Trade Commission Act, the Truth In Lending Act and Regulation Z, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, and the Credit Repair Organizations Act);

•	Laws and regulations governing the use of the Internet and social media, telemarketing, advertising, endorsements and testimonials;

•	Anti-bribery and corruption laws and regulations (e.g., the Foreign Corrupt Practices Act and the UK Bribery Act 2010);

•	Financial regulatory standards (e.g., Sarbanes-Oxley Act requirements to maintain and verify internal process controls, including controls for material event awareness and notification);

•	Regulatory requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors);

•	Anti-money laundering laws and regulations (e.g., the Bank Secrecy Act and the USA PATRIOT Act);

•
Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the many regulations mandated by that Act, including regulations issued by, and the supervisory and investigative authority of, the Consumer Financial Protection Bureau; and

•	Laws and regulations regarding export controls as they apply to FICO products delivered in non-U.S. countries (e.g., Office of Foreign Asset Control sanctions, and Export Administration Regulations).

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, the GDPR became effective on May 25, 2018 and imposes more stringent operational requirements for entities processing personal information and greater penalties for noncompliance. Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy laws. The California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and will become effective on January 1, 2020, gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.

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

During fiscal 2019, 88% of our revenues were derived from sales of products and services to the banking and insurance industries. Global economic uncertainty experienced in the U.S. and other key international economies in the past produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for disruptions presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions.

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

For example, on June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum, on March 29, 2017, the U.K. triggered Article 50 of the Lisbon Treaty formally starting negotiations regarding its exit from the E.U. As a result of the referendum and the ongoing uncertainty regarding the timing of Brexit, the future relationship between the U.K. and the E.U. remains unknown. Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

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

A growing portion of our revenues is derived from international sales. During fiscal 2019, 34% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

Item 2. Properties
Our properties consist primarily of leased office facilities for sales, data processing, research and development, consulting and administrative personnel. Our principal locations include:

•	approximately 55,000 square feet of office space in San Jose, California in one building under a lease expiring in fiscal 2024; this is used for our corporate headquarters and all of our segments;

•	approximately 173,000 square feet of office space in Bangalore, India in one building under a lease expiring in fiscal 2022; this is used for Applications and Decision Management Software segments;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in fiscal 2025; this is used for all of our segments;

•
approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in fiscal 2027; this is used for Applications and Decision Management Software segments; and

•	approximately 45,000 square feet of office space in Roseville, Minnesota in one building under a lease expiring in fiscal 2028; this is used for all of our segments.
In addition, we lease an aggregate of approximately 254,000 square feet of office and data center space in a number of smaller domestic locations and internationally in the United Kingdom, China, Singapore, and several other locations. We believe that suitable additional space will be available to accommodate future needs. See Note 17 to the accompanying consolidated financial statements for information regarding our obligations under leases.
Item 3. Legal Proceedings
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 25, 2019, we had 303 stockholders of record of our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 through July 31, 2019	63,866	$335.90	60,554	$250,000,000
August 1, 2019 through August 31, 2019	76,445	$348.16	75,000	$223,871,960
September 1, 2019 through September 30, 2019	10,468	$352.38	10,000	$220,332,604
Total	150,779	$343.26	145,554	$220,332,604

(1)	Includes 5,225 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2019.

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

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2014, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. We do not believe there are any publicly traded companies that compete with us across the full spectrum of our product and service offerings.

Item 6. Selected Financial Data
We acquired TONBELLER Aktiengesellschaft in January 2015, QuadMetrics, Inc. in May 2016, and EZMCOM in August 2019. Results of operations from the acquisitions are included prospectively from their respective acquisition dates and did not materially impact comparability of the data presented below.

	Year Ended September 30,
	2019	2018	2017 (1)	2016	2015 (1)
		As Adjusted	As Adjusted
	(In thousands, except per share data)
Revenues	$1,160,083	$1,000,146	$934,983	$881,356	$838,781
Operating income	253,548	175,359	182,159	169,592	137,505
Net income	192,124	126,482	133,414	109,448	86,502
Basic earnings per share	6.63	4.26	4.32	3.52	2.75
Diluted earnings per share	6.34	4.06	4.14	3.39	2.65
Dividends declared per share	—	—	0.04	0.08	0.08

	September 30,
	2019	2018	2017	2016	2015
		As Adjusted	As Adjusted
	(In thousands)
Working capital	$(35,122)	$(77,514)	$22,842	$21,561	$42,727
Total assets	1,433,448	1,330,467	1,348,728	1,220,676	1,230,163
Senior notes	485,000	513,000	244,000	316,000	376,000
Revolving line of credit	345,000	257,000	361,000	255,000	232,000
Stockholders’ equity	289,767	287,437	466,183	446,828	436,998

(1) Results of operations for fiscal years 2017 and 2015 included pre-tax charges of $4.5 million and $18.2 million, respectively, in restructuring and acquisition-related expenses.

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
BUSINESS OVERVIEW
Strategies and Initiatives

During fiscal 2019, our growth initiatives continued to generate significant free cash flow. We utilized our cash to enhance stockholder value through investments in long-term growth initiatives; acquisitions of relevant technologies and products that strengthen our portfolio and competitive position; and our stock repurchase programs.

We continued to transform our business from on-premises to recurring revenue associated with our cloud-based solutions in our Applications and Decision Management Software segments. Our continued product innovation provides growth opportunities with customers that can benefit from the affordability and simplicity of these solutions. The majority of our software solutions are now available through both the FICO® Analytic Cloud and AWS. During fiscal 2019, our cloud bookings accounted for 39% of our total bookings, compared to 35% during fiscal 2018.

For our Scores segment, our industry leading business-to-business FICO® Scores has achieved a multi-year expansion in the growing U.S. consumer market. We have launched numerous new FICO® Score based products, and continue to grow our partnership with Experian, a leading global information services provider. This partnership provides consumers the FICO® Score that lenders most commonly use in evaluating credit when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit and can be accessed through Experian.com. The FICO® Score Open Access program, which allows our participating clients to provide their customers with a free FICO® Score along with content to help them understand the FICO® Score their lender uses, has more than 290 million consumer accounts with access to their free FICO® Scores. We continue to pursue additional partners to distribute FICO® Scores with their product offerings sold directly to consumers.

We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During fiscal 2019, we repurchased approximately 0.9 million shares at a total repurchase price of $228.9 million. As of September 30, 2019, we had $220.3 million remaining under our current stock repurchase program.

Overview of Financial Results
Total revenues for fiscal 2019 were $1.16 billion, an increase of 16% from $1.00 billion in fiscal 2018. We continue to drive growth in our Scores segment. Scores revenue increased 25% to $421.2 million in fiscal 2019 from $335.9 million in fiscal 2018, and Scores operating income increased 33% to $361.4 million in fiscal 2019 from $272.4 million in fiscal 2018. For our Applications and Decision Management Software segments, our cloud business continues to grow as we pursue our cloud-first strategy. Cloud revenues increased 12% to $270.4 million during fiscal 2019, from $240.9 million during fiscal 2018.

We derive a significant portion of revenues internationally, and 34% and 35% of total consolidated revenues were derived from clients outside the U.S. during fiscal 2019 and 2018, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 87% and 85% of our revenues were derived from within this industry during fiscal 2019 and 2018, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 74% and 75% of our revenues during fiscal 2019 and 2018, respectively. Revenue fluctuations in our business are primarily driven by changes in the transactional volume and license fees.
Operating income for fiscal 2019 was $253.5 million, an increase of 45% from $175.4 million in fiscal 2018. Operating margin was 22% and 18% for fiscal 2019 and 2018, respectively. As a result, net income increased 52% to $192.1 million in fiscal 2019 from $126.5 million in fiscal 2018. Diluted earnings per share for fiscal 2019 was $6.34, an increase of 56% from $4.06 in fiscal 2018.

Bookings
Management regards the volume of bookings achieved as an important indicator of future revenues, but they are not comparable to nor a substitute for an analysis of our revenues. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. While we disclose estimated revenue expected to be recognized in the future related to unsatisfied performance obligations in Note 16 to the accompanying consolidated financial statements, we believe bookings amount is still a meaningful measure of our business as it includes estimated revenues omitted from Note 16, such as sales- or usage-based royalties derived from our software licenses, among others.
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
License Bookings
Licenses are sold on a perpetual or term basis and bookings generally equal the fixed amount stated in the contract.

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(months)
Quarter ended September 30, 2019	$160.4	15%	34	34
Quarter ended September 30, 2018	$133.5	11%	24	31
Year ended September 30, 2019	$481.7	31%	95	NM(a)
Year ended September 30, 2018	$437.3	29%	80	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 48% and 46% of total bookings for the years ended September 30, 2019 and 2018, respectively. Professional services bookings were 39% and 43% of total bookings for the years ended September 30, 2019 and 2018, respectively. License bookings were 13% and 11% of total bookings for the years ended September 30, 2019 and 2018, respectively.
RESULTS OF OPERATIONS
We are organized into the following three reportable segments: Applications, Scores and Decision Management Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Segment revenues, operating income, and related financial information, including disaggregation of revenue, for the years ended September 30, 2019, 2018 and 2017 are set forth in Note 15 to the accompanying consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2019, 2018 and 2017:

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
		As Adjusted	As Adjusted		As Adjusted		As Adjusted
	(In thousands)			(In thousands)
Applications	$605,034	$564,375	$560,634	$40,659	$3,741	7%	1%
Scores	421,177	335,870	259,537	85,307	76,333	25%	29%
Decision Management Software	133,872	99,901	114,812	33,971	(14,911)	34%	(13)%
Total	$1,160,083	$1,000,146	$934,983	159,937	65,163	16%	7%

	Percentage of Revenues Year Ended September 30,
Segment	2019	2018	2017
		As Adjusted	As Adjusted
Applications	52%	56%	60%
Scores	36%	34%	28%
Decision Management Software	12%	10%	12%
Total	100%	100%	100%

Applications

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
		As Adjusted	As Adjusted		As Adjusted		As Adjusted
	(In thousands)			(In thousands)
Transactional and maintenance	$395,398	$372,283	$335,560	$23,115	$36,723	6%	11%
Professional services	137,258	142,736	140,990	(5,478)	1,746	(4)%	1%
License	72,378	49,356	84,084	23,022	(34,728)	47%	(41)%
Total	$605,034	$564,375	$560,634	40,659	3,741	7%	1%
Applications segment revenues increased $40.7 million in fiscal 2019 from 2018 primarily due to a $50.6 million increase in our fraud solutions and a $7.3 million increase in our customer communication services, partially offset by an $8.7 million decrease in our customer management solutions and a $7.6 million decrease in our originations solutions. The increase in fraud solutions was primarily attributable to an increase in license and transactional revenues. The increase in customer communication services was primarily attributable to an increase in transactional revenue. The decrease in customer management solutions was primarily attributable to a decrease in license and services revenues. The decrease in originations solutions was primarily attributable to a decrease in services revenues.
Applications segment revenues increased $3.7 million in fiscal 2018 from 2017 primarily due to an $11.5 million increase in our customer communication services, a $6.6 million increase in our customer management solutions, a $6.3 million increase in our originations solutions, a $6.0 million increase in our compliance solutions, and a $3.2 million increase in our collections & recovery solutions, partially offset by a $29.9 million decrease in our fraud solutions. The increase in customer communication services was primarily attributable to an increase in transactional revenue. The increase in customer management solutions was primarily attributable to an increase in license and transactional revenues. The increase in originations solutions was primarily attributable to an increase in transactional and services revenues from our SaaS products. The increase in collections & recovery solutions was primarily attributable to an increase in license revenue. The increase in compliance solutions was attributable to an increase in all revenue types. The decrease in fraud solutions was primarily attributable to a decrease in license revenue.

Scores

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
		As Adjusted	As Adjusted		As Adjusted		As Adjusted
	(In thousands)			(In thousands)
Transactional and maintenance	$415,288	$331,662	$254,424	$83,626	$77,238	25%	30%
Professional services	2,157	1,900	2,869	257	(969)	14%	(34)%
License	3,732	2,308	2,244	1,424	64	62%	3%
Total	$421,177	$335,870	$259,537	85,307	76,333	25%	29%
Scores segment revenues increased $85.3 million in fiscal 2019 from 2018 due to an increase of $77.4 million in our business-to-business scores revenue and $7.9 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in mortgage and auto activities. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.

Scores segment revenues increased $76.3 million in fiscal 2018 from 2017 due to an increase of $60.8 million in our business-to-business scores revenue and $15.5 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a $48.1 million increase in transactional scores in originations, primarily driven by a higher unit price in mortgage activities; in addition, transactional scores in account management and prescreen increased $13.1 million driven by higher transactional volume. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During fiscal 2019, 2018 and 2017, revenues generated from our agreements with Experian accounted for 13%, 11% and 9%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 16%, 14% and 11%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
		As Adjusted	As Adjusted		As Adjusted		As Adjusted
	(In thousands)			(In thousands)
Transactional and maintenance	$50,262	$46,658	$43,943	$3,604	$2,715	8%	6%
Professional services	44,680	32,274	34,045	12,406	(1,771)	38%	(5)%
License	38,930	20,969	36,824	17,961	(15,855)	86%	(43)%
Total	$133,872	$99,901	$114,812	33,971	(14,911)	34%	(13)%
Decision Management Software segment revenues increased $34.0 million primarily attributable to an increase in both of our license sales and SaaS subscription revenue, as well as an increase in services revenues related to our Decision Management Platform product.
Decision Management Software segment revenues decreased $14.9 million in fiscal 2018 from 2017 primarily attributable to a decrease in license revenue related to our FICO® Blaze Advisor®.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for the fiscal 2019, 2018 and 2017:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
		As Adjusted	As Adjusted		As Adjusted		As Adjusted
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$1,160,083	$1,000,146	$934,983	$159,937	$65,163	16%	7%
Operating expenses:
Cost of revenues	336,845	312,898	287,607	23,947	25,291	8%	9%
Research and development	149,478	128,383	110,870	21,095	17,513	16%	16%
Selling, general and administrative	414,086	376,912	337,167	37,174	39,745	10%	12%
Amortization of intangible assets	6,126	6,594	12,709	(468)	(6,115)	(7)%	(48)%
Restructuring and acquisition-related	—	—	4,471	—	(4,471)	—%	(100)%
Total operating expenses	906,535	824,787	752,824	81,748	71,963	10%	10%
Operating income	253,548	175,359	182,159	78,189	(6,800)	45%	(4)%
Interest expense, net	(39,752)	(31,311)	(25,790)	(8,441)	(5,521)	27%	21%
Other income (expense), net	2,276	12,884	(86)	(10,608)	12,970	(82)%	(15,081)%
Income before income taxes	216,072	156,932	156,283	59,140	649	38%	—%
Provision for income taxes	23,948	30,450	22,869	(6,502)	7,581	(21)%	33%
Net income	$192,124	$126,482	$133,414	65,642	(6,932)	52%	(5)%
Number of employees at fiscal year-end	4,009	3,668	3,299	341	369	9%	11%

	Percentage of Revenues Year Ended September 30,
	2019	2018	2017
		As Adjusted	As Adjusted
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	29%	31%	31%
Research and development	13%	13%	12%
Selling, general and administrative	35%	37%	36%
Amortization of intangible assets	1%	1%	1%
Restructuring and acquisition-related	—%	—%	1%
Total operating expenses	78%	82%	81%
Operating income	22%	18%	19%
Interest expense, net	(3)%	(3)%	(3)%
Other income (expense), net	—%	1%	—%
Income before income taxes	19%	16%	16%
Provision for income taxes	2%	3%	2%
Net income	17%	13%	14%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in developing, installing and supporting revenue products; travel costs; overhead costs; outside services; internal network hosting costs; software royalty fees; and credit bureau data and processing services.
The fiscal 2019 over 2018 increase of $23.9 million in cost of revenues expenses was primarily attributable to a $13.9 million increase in personnel and labor costs and a $6.7 million increase in facilities and infrastructure costs. The increase in personnel and labor costs was primarily attributable to an increase in headcount. The increase in facilities and infrastructure costs was primarily attributable to increased resource requirement due to expansion in our cloud infrastructure operations. Cost of revenues as a percentage of revenues decreased to 29% during fiscal 2019 from 31% during fiscal 2018 primarily due to increased sales of our high-margin Scores and software products.
The fiscal 2018 over 2017 increase of $25.3 million in cost of revenues expenses was primarily attributable to a $13.4 million increase in facilities and infrastructure costs and a $9.4 million increase in personnel and labor costs. The increase in facilities and infrastructure costs was primarily attributable to increased resource requirement due to expansion in our cloud infrastructure operations. The increase in personnel and labor costs was primarily attributable to an increase in incentive cost and share-based compensation costs. Cost of revenues as a percentage of revenues was 31% during fiscal 2018, consistent with that incurred during fiscal 2017.
Research and Development
Research and development expenses include the personnel and related overhead costs incurred in the development of new products and services, including the research of mathematical and statistical models and the development of new versions of our products.
The fiscal 2019 over 2018 increase of $21.1 million in research and development expenses was primarily attributable to a $15.6 million increase in personnel and labor costs as a result of increased headcount, and a $3.5 million increase in facilities and infrastructure cost. Research and development expenses as a percentage of revenues was 13% during fiscal 2019, consistent with that incurred during fiscal 2018.
The fiscal 2018 over 2017 increase of $17.5 million in research and development expenses was primarily attributable to a $14.8 million increase in personnel and labor costs as a result of our continued investment in the areas of cloud computing and SaaS, as well as new products. Research and development expenses as a percentage of revenues was 13% during fiscal 2018, materially consistent with those incurred during fiscal 2017.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The fiscal 2019 over 2018 increase of $37.2 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and higher non-capitalizable commission cost. Selling, general and administrative expenses as a percentage of revenues decreased to 35% during fiscal 2019 from 37% during fiscal 2018 primarily due to increased sales of our high-margin Scores and software products.
The fiscal 2018 over 2017 increase of $39.7 million was primarily attributable to a $27.4 million increase in personnel and labor costs as a result of increased headcount, higher share-based compensation and incentive costs; as well as a $10.1 million increase in marketing and travel costs, primarily driven by a company-wide marketing event during fiscal 2018. Selling, general and administrative expenses as a percentage of revenues was 37% during fiscal 2018, materially consistent with those incurred during fiscal 2017.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets consist primarily of completed technology and customer contracts and relationships, which are being amortized using the straight-line method over periods ranging from four to fifteen years.

Amortization expense was $6.2 million, $6.6 million and $12.7 million for fiscal 2019, 2018 and 2017 respectively. The fiscal 2018 over fiscal 2017 decrease of $6.1 million was primarily attributable to certain intangible assets associated with our Adeptra and HNC acquisitions becoming fully amortized in fiscal 2017.
Restructuring and Acquisition-Related
There were no restructuring or acquisition-related expenses incurred during fiscal 2019 and 2018.
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
The fiscal 2019 over 2018 increase in net interest expense of $8.4 million was primarily attributable to a higher average outstanding debt balance during fiscal 2019, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
The fiscal 2018 over 2017 increase in net interest expense of $5.5 million was primarily attributable to a higher average outstanding debt balance during fiscal 2018, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
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
The fiscal 2019 over 2018 decrease in other income (expense), net of $10.6 million was primarily attributable to a non-operating gain related to the divestiture of an investment during fiscal 2018.
The fiscal 2018 over 2017 change in other income (expense), net of $13.0 million was primarily attributable to a non-operating gain related to the divestiture of an investment, as well as an increase in foreign currency exchange gain during fiscal 2018.
Provision for Income Taxes
Our effective tax rates were 11.1%, 19.4% and 14.6% in fiscal 2019, 2018 and 2017, respectively.
The decrease in our income tax provision in fiscal 2019 compared to fiscal 2018 is due to the decrease in the overall federal tax rate from the blended 24.5% in fiscal 2018 to 21% in fiscal 2019 and the recording of several one-time items in fiscal 2018 related to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).
The increase in our income tax provision in fiscal 2018 compared to fiscal 2017 was primarily due to recording the impact related to the enactment of the Tax Act in fiscal 2018. This includes re-measurement to our deferred for the tax rate changes, the one-time deemed repatriation transition tax, and the loss of deductibility of performance-based compensation for certain employees.
As of September 30, 2019, we have approximately $95.6 million of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. In the event these earnings are later remitted to the U.S., any estimated withholding tax on remittance of those earnings is expected to be immaterial to the income tax provision.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the fiscal 2019, 2018 and 2017:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2019	2018	2017	2019 to 2018	2018 to 2017	2019 to 2018	2018 to 2017
		As Adjusted	As Adjusted		As Adjusted		As Adjusted
	(In thousands)			(In thousands)
Applications	$161,162	$143,964	$168,327	$17,198	$(24,363)	12%	(14)%
Scores	361,356	272,418	205,168	88,938	67,250	33%	33%
Decision Management Software	(35,116)	(34,360)	(8,027)	(756)	(26,333)	2%	328%
Unallocated corporate expenses	(144,755)	(125,255)	(104,907)	(19,500)	(20,348)	16%	19%
Total segment operating income	342,647	256,767	260,561	85,880	(3,794)	33%	(1)%
Unallocated share-based compensation	(82,973)	(74,814)	(61,222)	(8,159)	(13,592)	11%	22%
Unallocated amortization expense	(6,126)	(6,594)	(12,709)	468	6,115	(7)%	(48)%
Unallocated restructuring and acquisition-related	—	—	(4,471)	—	4,471	—%	(100)%
Operating income	$253,548	$175,359	$182,159	78,189	(6,800)	45%	(4)%
Applications

	Year Ended September 30,			Percentage of Revenues
	2019	2018	2017	2019	2018	2017
		As Adjusted	As Adjusted		As Adjusted	As Adjusted
	(In thousands)
Segment revenues	$605,034	$564,375	$560,634	100%	100%	100%
Segment operating expenses	(443,872)	(420,411)	(392,307)	(73)%	(74)%	(70)%
Segment operating income	$161,162	$143,964	$168,327	27%	26%	30%
Scores

	Year Ended September 30,			Percentage of Revenues
	2019	2018	2017	2019	2018	2017
		As Adjusted	As Adjusted		As Adjusted	As Adjusted
	(In thousands)
Segment revenues	$421,177	$335,870	$259,537	100%	100%	100%
Segment operating expenses	(59,821)	(63,452)	(54,369)	(14)%	(19)%	(21)%
Segment operating income	$361,356	$272,418	$205,168	86%	81%	79%

Decision Management Software

	Year Ended September 30,			Percentage of Revenues
	2019	2018	2017	2019	2018	2017
		As Adjusted	As Adjusted		As Adjusted	As Adjusted
	(In thousands)
Segment revenues	$133,872	$99,901	$114,812	100%	100%	100%
Segment operating expenses	(168,988)	(134,261)	(122,839)	(126)%	(134)%	(107)%
Segment operating loss	$(35,116)	$(34,360)	$(8,027)	(26)%	(34)%	(7)%

The fiscal 2019 over 2018 increase in operating income of $78.2 million was attributable to a $160.0 million increase in segment revenues and a $0.5 million decrease in amortization expense, partially offset by a $54.6 million increase in segment operating expenses, a $19.5 million increase in unallocated corporate expenses and an $8.2 million increase in share-based compensation expense.
At the segment level, the $85.9 million increase in segment operating income was the result of an $88.9 million increase in our Scores segment operating income and a $17.2 million increase in our Applications segment operating income, partially offset by a $19.5 million increase in unallocated corporate expenses primarily driven by an increase in unallocated incentive cost and a $0.7 million increase in our Decision Management Software segment operating loss.
The $17.2 million increase in Applications segment operating income was attributable to a $40.7 million increase in segment revenue, partially offset by a $23.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased to 27% from 26% mainly due to an increase in sales of our higher-margin software products.
The $88.9 million increase in Scores segment operating income was attributable to an $85.3 million increase in segment revenue as well as a $3.6 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 86% from 81% mainly due to an increase in sales of our higher-margin score products.
The $0.7 million increase in Decision Management Software segment operating loss was attributable to a $34.7 million increase in segment operating expenses, partially offset by a $34.0 million increase in segment revenue. Segment operating margin for Decision Management Software improved to a negative 26% from a negative 34% mainly due to an increase in sales of our higher-margin software products, partially offset by our continued investment in cloud infrastructure operations and new products.
The fiscal 2018 over 2017 decrease in operating income of $6.8 million was attributable to a $48.6 million increase in segment operating expenses, a $20.3 million increase in unallocated corporate expenses and a $13.6 million increase in share-based compensation expense, partially offset by a $65.1 million increase in segment revenues, a $6.1 million decrease in amortization expense and a $4.5 million decrease in restructuring and acquisition-related expenses.
At the segment level, the $3.8 million decrease in segment operating income was the result of a $26.3 million increase in our Decision Management Software segment operating loss, a $24.4 million decrease in our Applications segment operating income, and a $20.3 million increase in unallocated corporate expenses primarily driven by an increase in unallocated incentive cost and a one-time settlement during fiscal 2017, partially offset by a $67.2 million increase in our Scores segment operating income.
The $24.4 million decrease in Applications segment operating income was attributable to a $28.1 million increase in segment operating expenses, partially offset by a $3.7 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 26% from 30% mainly due to a decrease in sales of our higher-margin software products.
The $67.2 million increase in Scores segment operating income was attributable to a $76.3 million increase in segment revenue, partially offset by a $9.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 81% from 79% mainly due to an increase in sales of our higher-margin score products.
The $26.3 million increase in Decision Management Software segment operating loss was attributable to a $14.9 million decrease in segment revenue and an $11.4 million increase in segment operating expenses. Segment operating margin for Decision Management Software decreased to a negative 34% from a negative 7% mainly due to a decrease in sales of our higher-margin software products, as well as our continued investment in cloud infrastructure operations and new products.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2019, we had $106.4 million in cash and cash equivalents, which included $81.1 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $85.0 million principal payment due in July 2020 on our senior notes issued in July 2010. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the U.S. without material incremental tax provision.
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
Summary of Cash Flows

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Cash provided by (used in):
Operating activities	$260,350	$223,052	$225,644
Investing activities	(42,760)	(14,119)	(20,605)
Financing activities	(200,047)	(218,627)	(180,625)
Effect of exchange rate changes on cash	(1,140)	(5,901)	5,278
Increase (decrease) in cash and cash equivalents	$16,403	$(15,595)	$29,692
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $260.4 million in fiscal 2019 compared to $223.1 million in fiscal 2018. The $37.3 million increase was attributable to a $65.6 increase in net income as well as an $18.7 million increase in non-cash items, partially offset by a $47.0 million decrease that resulted from timing of receipts and payments in our ordinary course of business.
Net cash provided by operating activities totaled $223.1 million in fiscal 2018 compared to $225.6 million in fiscal 2017. The $2.5 million decrease was attributable to a $7.8 million decrease that resulted from timing of receipts and payments in our ordinary course of business and a $6.9 million decrease in net income, partially offset by a $12.2 million increase in non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $42.8 million in fiscal 2019 compared to $14.1 million in fiscal 2018. The $28.7 million increase was primarily attributable to a $20.0 million decrease in proceeds from the sale of cost method investment and a $15.9 million increase in net cash used for acquisition, partially offset by a $7.3 million decrease in net cash used for purchases of property and equipment.
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

Cash Flows from Financing Activities
Net cash used in financing activities totaled $200.0 million in fiscal 2019 compared to $218.6 million in fiscal 2018. The $18.6 million decrease was primarily due to a $192.0 million decrease in payments, net of proceeds, on our revolving line of credit, a $113.7 million decrease in net cash used for repurchases of common stock and an $11.8 million increase in proceeds from issuance of treasury stock under employee stock plans, partially offset by a $297.0 million decrease in proceeds, net of payments, from our senior notes.
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
Repurchases of Common Stock
In July 2018, our Board of Directors approved a stock repurchase program following the completion of the previously authorized program. This program was open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In July 2019, our Board of Directors approved a new stock repurchase program following the completion of the July 2018 program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. As of September 30, 2019, we had $220.3 million remaining under this authorization. During fiscal 2019, 2018 and 2017, we expended $228.9 million, $336.9 million and $193.3 million, respectively, under these and previously authorized stock repurchase programs.
Dividends
We paid dividends of $0.02 per share on a quarterly basis during the first two quarters of our fiscal 2017. In May 2017, our Board of Directors discontinued cash dividend payments in favor of using our excess cash flow for share repurchases.
Revolving Line of Credit
On May 8, 2018, we amended our credit agreement with a syndicate of banks, extending the maturity date of the unsecured revolving line of credit from December 30, 2019 to May 8, 2023, while reducing our borrowing capacity to $400 million with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020 (as defined below), upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2019, we had $345.0 million in borrowings outstanding at a weighted average interest rate of 3.423% and were in compliance with all financial covenants under this credit facility.

Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.59% and the weighted average maturity is 10 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. The purchase agreement for the 2010 Senior Notes and the indenture for the 2018 Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2019, the carrying value of the Senior Notes was $485.0 million and we were in compliance with all financial covenants under the purchase agreement and the indenture, respectively.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2019:

	Year Ending September 30,					Thereafter	Total
	2020	2021	2022	2023	2024
	(In thousands)
Senior notes (1)	$85,000	$—	$—	$—	$—	$400,000	$485,000
Revolving line of credit				345,000
Interest due on debt obligations (2)	25,752	21,000	21,000	21,000	21,000	42,000	151,752
Capital lease obligations	1,935	1,934	1,934	—	—	—	5,803
Operating lease obligations	19,842	19,969	17,677	16,940	14,887	24,431	113,746
Purchase obligations (3)	7,000
Unrecognized tax benefits (4)	—	—	—	—	—	—	5,834
Total commitments	$139,529	$42,903	$40,611	$382,940	$35,887	$466,431	$762,135

(1)	Represents the unpaid principal amount of the Senior Notes.

(2)	Represents interest payments on the Senior Notes.

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

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition
Contracts with Customers
Our revenue is primarily derived from term-based or perpetual licensing of software and scoring products and solutions, and associated maintenance; SaaS subscription services; scoring and credit monitoring services for consumers; and professional services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct—distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”) basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.
License revenue is derived from contracts in which we grant our direct customers or distributors the right to deploy or resell our software and scoring products and solutions on-premises. Our software offerings often include a perpetual or term-based license and post-contract support or maintenance, both of which generally represent distinct performance obligations and are accounted for separately. The transaction price is either in the form of a fixed consideration with separate stated prices for license and maintenance, or a sales or usage-based royalty—sometimes subject to a guaranteed minimum—for the license and maintenance bundle. When the amount is in the form of a fixed consideration, including the guaranteed minimum in sales or usage-based royalty, license revenue from distinct on-premises license is recognized at the point in time when the software or scoring solution is made available to the customer or distributor. Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as transactional revenue when the subsequent sales or usage occurs. Revenue allocated to maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits.
In addition to sales or usage-based royalty on our software and scoring products, transactional revenue is also derived from SaaS contracts in which we provide customers with access to and standard support for our software application either in the FICO® Analytic Cloud or AWS, our primary cloud infrastructure provider, on a subscription basis. The transaction price typically includes a fixed consideration in the form of a guaranteed minimum that allows up to a certain level of usage and a variable consideration in the form of usage or transaction-based fees in excess of the minimum threshold; or usage or transaction-based variable amount not subject to a minimum threshold. We determined the nature of our SaaS arrangements is to provide continuous access to our hosted application in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception—subject to any constraints that may apply—and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed.
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
Significant judgment may be required to determine the timing of satisfaction of a performance obligation in certain professional services contracts with a fixed consideration, in which we measure progress using an input method based on labor hours expended. In order to estimate the total hours of the project, we make assumptions about labor utilization, efficiency of processes, the customer’s specification and IT environment, among others. For certain complex projects, due to the risks and uncertainties inherent with the estimation process and factors relating to the assumptions, actual progress may differ due to the change in estimated total hours. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues are subject to revisions as the contract progresses to completion.
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income.
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
For fiscal 2017, we elected to proceed directly to the step one quantitative analysis for all of our reporting units, as three years had elapsed since the date of our previous quantitative valuation. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units for fiscal 2017. For fiscal 2018 and 2019, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2018 and 2019.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2019, 2018 and 2017.
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
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). We use the Black-Scholes valuation model to determine the fair value of our stock options and a Monte Carlo valuation model to determine the fair value of our market share units. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions. See Note 13 to the accompanying consolidated financial statements for further discussion of our share-based employee benefit plans.
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
On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2019, including but not limited to: (1) creating the base erosion anti-abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries; (2) creating a new provision designed to tax global intangible low-tax income of foreign subsidiaries; and (3) a foreign derived intangible income. We have estimated the impact of these changes in our income tax provision for 2019.

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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (“modified retrospective method”).
We adopted ASU 2014-09 in the first quarter of our fiscal 2019 using the full retrospective method which required us to adjust each prior reporting period presented. This adoption primarily affected timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable when there are extended payment terms, or ratably over the term of the contract as required under the previous standard. In addition, revenue attributable to a software license renewal is recognized at the beginning of the applicable renewal period rather than at the signing of the renewal agreement as required under the previous standard. Additionally, under the new standard, when we enter into noncancellable contracts that provide unconditional rights to payment from our customers for services we have not yet completed or services we will provide in the near future, we present receivables—our unconditional rights to payments—and deferred revenues on a gross basis, rather than on a net basis. Finally, under the new standard we capitalize and amortize contract acquisition costs such as commissions paid for SaaS cloud services contracts in excess of one year. Following the adoption of ASU 2014-09, the revenue recognition for our other sales arrangements remained materially consistent with our historical practice.
Upon adoption of ASU 2014-09, we applied the standard’s practical expedients that permit the omission of prior-period information about our performance obligations.
See Note 1 to the accompanying consolidated financial statements for further discussion on the impact of the standard adoption on our previously reported results.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means that it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-15 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption. Subject to the completion of our assessment, we expect the adoption of the standard will result in recognition of right-of-use assets of approximately $90 million and lease liability of approximately $99 million in our consolidated balance sheets.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2019 and 2018:

	September 30, 2019			September 30, 2018
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$106,426	$106,426	0.76%	$90,023	$90,023	0.66%
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”, and with the 2010 Senior Notes, the “Senior Notes”).The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
The 2010 Senior Notes	85,000	86,121	113,000	114,413
The 2018 Senior Notes	400,000	$428,000	400,000	404,000
Total	$485,000	$514,121	$513,000	$518,413
We have interest rate risk with respect to our $400 million unsecured revolving line of credit. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $345.0 million in borrowings outstanding at a weighted average interest of 3.423% under the credit facility as of September 30, 2019.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2019 and 2018:

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	—
Singapore dollar (SGD)	SGD	5,798	$4,200	—

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	—
Singapore dollar (SGD)	SGD	9,580	$7,000	—

The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2019 and 2018.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Fair Isaac Corporation
San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2019 and 2018, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the full retrospective approach.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations; internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenues - Refer to Notes 1, 15 and 16 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue when control of the promised goods or services in a contract is transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue is primarily derived from term-based or perpetual licensing of software and scoring products and solutions, and associated maintenance; software-as-a-service (SaaS) subscription services; scoring and credit monitoring services for consumers; and professional services.
The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. For contracts with customers that contain various combinations of products and services, the Company evaluates whether the products or services are distinct. Distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation.
For transactional revenue, the transaction price for contracts with customers typically includes a fixed consideration in the form of a guaranteed minimum that allows up to a certain level of usage and a variable consideration in the form of usage or transaction-based fees in excess of the minimum threshold; or usage or transaction-based variable amount not subject to a minimum threshold.
For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”) basis. The Company determines the SSP using data from historical standalone sales, or, in instances where such information is not available, the Company considers factors such as the stated contract prices, their overall pricing practices and objectives, go-to-market strategy, size and type of the transactions, and effects of the geographic area on pricing, among others.
Given the complexity of certain of the Company’s contracts, together with the judgment involved in identifying performance obligations, estimating variable consideration, and determining SSP, auditing the related revenue required both extensive audit effort due to the volume and complexity of the contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognition and the Company’s identification of performance obligations, estimation of variable consideration, and determination of SSP included the following, among others:

•
We tested the effectiveness of controls over contract revenue, including management’s controls over the identification of performance obligations, estimation of variable consideration, and determination of the SSP.

•	We selected a sample of contracts and performed the following procedures:

–	Obtained and read the contract, including master agreements, renewal agreements, and other source documents that were part of the contract.

–
Obtained other contracts with the same customer that were entered into at or near the same time and evaluated management’s conclusion of whether two or more contracts for multiple products and services promised to a customer should be combined and accounted for as a single contract for revenue recognition.

–
Confirmed the terms of the contract directly with the customer, including whether there are side agreements and terms not formally included in the contract that may impact the identification of performance obligations and revenue recognition.

–
Evaluated internal certification letters provided by the Company’s sales personnel to identify the existence of side agreements that may impact the identification of performance obligations and revenue recognition.

–	Tested management’s identification of the performance obligations within the customer contract, including whether material rights that gave rise to a performance obligation were identified.

–	Tested management’s estimation of variable consideration in the transaction price by evaluating the reasonableness of the inputs used in management’s estimates.

–	Tested the accuracy and completeness of the data and factors used in management’s determination of the SSP for each performance obligation.

–	Evaluated the consistency of the methodologies used to develop the SSP for each performance obligation.

/s/ Deloitte & Touche LLP
San Diego, CA
November 8, 2019
We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018
		As Adjusted
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$106,426	$90,023
Accounts receivable, net	297,427	266,742
Prepaid expenses and other current assets	51,853	39,624
Total current assets	455,706	396,389
Marketable securities	20,222	18,059
Other investments	1,643	1,697
Property and equipment, net	53,027	48,837
Goodwill	803,542	800,890
Intangible assets, net	14,139	14,536
Deferred income taxes	6,006	13,805
Other assets	79,163	36,254
Total assets	$1,433,448	$1,330,467
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,118	$20,251
Accrued compensation and employee benefits	106,240	84,292
Other accrued liabilities	32,454	31,025
Deferred revenue	111,016	103,335
Current maturities on debt	218,000	235,000
Total current liabilities	490,828	473,903
Long-term debt	606,790	528,944
Other liabilities	46,063	40,183
Total liabilities	1,143,681	1,043,030
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 28,944 and 29,015 shares outstanding at September 30, 2019 and September 30, 2018, respectively)	289	290
Paid-in-capital	1,225,365	1,211,051
Treasury stock, at cost (59,913 and 59,842 shares at September 30, 2019 and September 30, 2018, respectively)	(2,802,450)	(2,612,007)
Retained earnings	1,956,648	1,764,524
Accumulated other comprehensive loss	(90,085)	(76,421)
Total stockholders’ equity	289,767	287,437
Total liabilities and stockholders’ equity	$1,433,448	$1,330,467
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2019	2018	2017
		As Adjusted	As Adjusted
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$860,948	$750,603	$633,927
Professional services	184,095	176,910	177,904
License	115,040	72,633	123,152
Total revenues	1,160,083	1,000,146	934,983
Operating expenses:
Cost of revenues	336,845	312,898	287,607
Research and development	149,478	128,383	110,870
Selling, general and administrative	414,086	376,912	337,167
Amortization of intangible assets	6,126	6,594	12,709
Restructuring and acquisition-related	—	—	4,471
Total operating expenses	906,535	824,787	752,824
Operating income	253,548	175,359	182,159
Interest expense, net	(39,752)	(31,311)	(25,790)
Other income (expense), net	2,276	12,884	(86)
Income before income taxes	216,072	156,932	156,283
Provision for income taxes	23,948	30,450	22,869
Net income	192,124	126,482	133,414
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,664)	(9,926)	10,517
Comprehensive income	$178,460	$116,556	$143,931
Basic earnings per share	$6.63	$4.26	$4.32
Shares used in computing basic earnings per share	28,980	29,711	30,862
Diluted earnings per share	$6.34	$4.06	$4.14
Shares used in computing diluted earnings per share	30,294	31,180	32,245

See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2019, 2018 and 2017

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2016 (As Adjusted)	30,935	$309	$1,188,913	$(2,136,760)	$1,505,866	$(77,012)	$481,316
Share-based compensation	—	—	61,222	—	—	—	61,222
Issuance of treasury stock under employee stock plans	774	8	(54,704)	28,938	—	—	(25,758)
Repurchases of common stock	(1,466)	(15)	—	(193,275)	—	—	(193,290)
Dividends paid	—	—	—	—	(1,238)	—	(1,238)
Net income	—	—	—	—	133,414	—	133,414
Foreign currency translation adjustments	—	—	—	—	—	10,517	10,517
Balance at September 30, 2017 (As Adjusted)	30,243	302	1,195,431	(2,301,097)	1,638,042	(66,495)	466,183
Share-based compensation	—	—	74,814	—	—	—	74,814
Issuance of treasury stock under employee stock plans	633	7	(59,194)	26,006	—	—	(33,181)
Repurchases of common stock	(1,861)	(19)	—	(336,916)	—	—	(336,935)
Net income	—	—	—	—	126,482	—	126,482
Foreign currency translation adjustments	—	—	—	—	—	(9,926)	(9,926)
Balance at September 30, 2018 (As Adjusted)	29,015	290	1,211,051	(2,612,007)	1,764,524	(76,421)	287,437
Share-based compensation	—	—	82,973	—	—	—	82,973
Issuance of treasury stock under employee stock plans	854	8	(68,659)	38,442	—	—	(30,209)
Repurchases of common stock	(925)	(9)	—	(228,885)	—	—	(228,894)
Net income	—	—	—	—	192,124	—	192,124
Foreign currency translation adjustments	—	—	—	—	—	(13,664)	(13,664)
Balance at September 30, 2019	28,944	$289	$1,225,365	$(2,802,450)	$1,956,648	$(90,085)	$289,767
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018	2017
		As adjusted	As adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$192,124	$126,482	$133,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,612	30,182	36,214
Share-based compensation	82,973	74,814	61,222
Deferred income taxes	7,701	10,584	(6,248)
Provision of doubtful accounts	518	623	1,640
Net gain (loss) on marketable securities	761	(1,449)	—
Gain on sale of cost-method investment	—	(10,000)	—
Net loss on sales of property and equipment	127	231	14
Changes in operating assets and liabilities:
Accounts receivable	(36,176)	(8,266)	2,858
Prepaid expenses and other assets	(55,507)	(9,790)	(9,863)
Accounts payable	1,885	843	(2,027)
Accrued compensation and employee benefits	22,380	7,352	6,464
Other liabilities	1,463	6,246	(81)
Deferred revenue	10,489	(4,800)	2,037
Net cash provided by operating activities	260,350	223,052	225,644
Cash flows from investing activities:
Purchases of property and equipment	(23,981)	(31,299)	(19,828)
Proceeds from sales of marketable securities	3,480	3,230	—
Purchases of marketable securities	(6,404)	(6,050)	—
Proceeds from sale of cost-method investment	—	20,000	—
Purchase of cost-method investment	—	—	(777)
Cash paid for acquisitions, net of cash acquired	(15,855)	—	—
Net cash used in investing activities	(42,760)	(14,119)	(20,605)
Cash flows from financing activities:
Proceeds from revolving line of credit	229,000	427,000	190,000
Payments on revolving line of credit	(141,000)	(531,000)	(84,000)
Proceeds from issuance of senior notes	—	400,000	—
Payments on senior notes	(28,000)	(131,000)	(72,000)
Payments on debt issuance costs	—	(7,849)	—
Payments on capital leases	(945)	—	—
Proceeds from issuance of treasury stock under employee stock plans	22,788	11,023	14,474
Taxes paid related to net share settlement of equity awards	(52,996)	(44,205)	(40,232)
Dividends paid	—	—	(1,238)
Repurchases of common stock	(228,894)	(342,596)	(187,629)
Net cash used in financing activities	(200,047)	(218,627)	(180,625)
Effect of exchange rate changes on cash	(1,140)	(5,901)	5,278
Increase (decrease) in cash and cash equivalents	16,403	(15,595)	29,692
Cash and cash equivalents, beginning of year	90,023	105,618	75,926
Cash and cash equivalents, end of year	$106,426	$90,023	$105,618
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $1,372, $3,079 and $3,757 during the years ended September 30, 2019, 2018 and 2017, respectively	$18,779	$13,398	$31,315
Cash paid for interest	$39,924	$26,106	$26,083
Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligation incurred	$5,803	$—	$—
Unsettled repurchases of common stock	$—	$—	$5,661
Purchase of property and equipment included in accounts payable	$1,448	$1,913	$1,751
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017
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
Principles of Consolidation and Basis of Presentation
Effective October 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using the full retrospective method. In connection with this adoption, the results and related disclosures for the comparative fiscal 2018 and 2017 presented in this Form 10-K were adjusted to be presented as if ASU 2014‑09 had been in effect during such fiscal years. See “New Accounting Pronouncements” and “Revenue Recognition” below. All amounts and disclosures set forth in this Form 10-K reflect these changes.
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
Fair Value of Financial Instruments
The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents and marketable security investments are disclosed in Note 4. The fair value of our derivative instruments is disclosed in Note 5. The fair value of our senior notes is disclosed in Note 9.
Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in income (expense). Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity or available-for-sale during each of the three years ended September 30, 2019, 2018, and 2017. Investments with remaining maturities over one year are classified as long-term investments.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

We have certain other investments for which there is no readily determinable fair value. These investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes. The carrying value of these investments was $1.6 million and $1.7 million at September 30, 2019 and 2018, respectively, and they are reported in other assets on our balance sheets. At September 30, 2019, we reviewed the carrying value of these investments and concluded that they were not impaired and as of that date, we are unable to exercise significant influence over the investees.
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Assets acquired under capital leases are included in property and equipment with corresponding depreciation included in accumulated depreciation. Depreciation and amortization charges are calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Data processing equipment and software	3 years	to	6 years
Office furniture and equipment	3 years	to	7 years
Leasehold improvements	Shorter of estimated useful life or lease term
Equipment under capital lease	Shorter of estimated useful life or lease term

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $24.2 million, $22.6 million and $23.0 million during fiscal 2019, 2018 and 2017, respectively.
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
Years Ended September 30, 2019, 2018 and 2017

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

For each of fiscal 2019 and 2018, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts, and did not perform a step one quantitative analysis. For fiscal 2017, we elected to proceed directly to the step one quantitative analysis for all of our reporting units, and determined goodwill was not impaired for any of our reporting units as there was a substantial excess of fair value over carrying value for each of our reporting units. Consequently, we did not recognize any goodwill impairment charges in fiscal 2019, 2018 or 2017.
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 years	to	10 years
Customer contracts and relationships	5 years	to	15 years
Trade names	1 year	to	3 years
Non-compete agreements	2 years

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2019, 2018 and 2017.
Revenue Recognition
Contracts with Customers
Our revenue is primarily derived from term-based or perpetual licensing of software and scoring products and solutions, and associated maintenance; SaaS subscription services; scoring and credit monitoring services for consumers; and professional services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct — distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative SSP basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

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
In addition to sales or usage-based royalty on our software and scoring products, transactional revenue is also derived from SaaS contracts in which we provide customers with access to and standard support for our software application either in the FICO® Analytic Cloud or AWS, our primary cloud infrastructure provider, on a subscription basis. The transaction price typically includes a fixed consideration in the form of a guaranteed minimum that allows up to a certain level of usage and a variable consideration in the form of usage or transaction-based fees in excess of the minimum threshold; or usage or transaction-based variable amount not subject to a minimum threshold. We determined the nature of our SaaS arrangements is to provide continuous access to our hosted application in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception — subject to any constraints that may apply — and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Significant judgment may be required to determine the timing of satisfaction of a performance obligation in certain professional services contracts with a fixed consideration, in which we measure progress using an input method based on labor hours expended. In order to estimate the total hours of the project, we make assumptions about labor utilization, efficiency of processes, the customer’s specification and IT environment, among others. For certain complex projects, due to the risks and uncertainties inherent with the estimation process and factors relating to the assumptions, actual progress may differ due to the change in estimated total hours. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues are subject to revisions as the contract progresses to completion.
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying consolidated balance sheets, were $33.7 million and $27.1 million at September 30, 2019 and 2018, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income. The amount of amortization was $5.0 million, $4.5 million and $4.2 million during the years ended September 30, 2019, 2018 and 2017, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.
See Note 15 for our discussion on disaggregation of revenues, and Note 16 for contract balances and performance obligations.
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
Years Ended September 30, 2019, 2018 and 2017

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
On December 22, 2017, the Tax Act was enacted by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2019, including but not limited to: (1) creating the base erosion anti-abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries; (2) creating a new provision designed to tax global intangible low-tax income of foreign subsidiaries; and (3) a foreign derived intangible income. We have estimated the impact of these changes in our income tax provision for 2019.
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
Years Ended September 30, 2019, 2018 and 2017

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
We recorded transactional foreign exchange losses of $0.0 million, $0.4 million and $1.1 million during fiscal 2019, 2018 and 2017, respectively.
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 13 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $3.6 million, $4.1 million and $3.1 million in fiscal 2019, 2018 and 2017, respectively.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09. The standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The guidance permits two methods of adoption: full retrospective method or modified retrospective method.
We adopted ASU 2014-09 in the first quarter of our fiscal 2019 using the full retrospective method which required us to adjust each prior reporting period presented. This adoption primarily affected timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to our on-premises software products. Under the new standard, we recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable when there are extended payment terms, or ratably over the term of the contract as required under the previous standard. In addition, revenue attributable to a software license renewal is recognized at the beginning of the applicable renewal period rather than at the signing of the renewal agreement as required under the previous standard. Additionally, under the new standard, when we enter into noncancellable contracts that provide unconditional rights to payment from our customers for services we have not yet completed or services we will provide in the near future, we present receivables—our unconditional rights to payments—and deferred revenues on a gross basis, rather than on a net basis. Finally, under the new standard we capitalize and amortize contract acquisition costs such as commissions paid for SaaS cloud services contracts in excess of one year. Following the adoption of ASU 2014-09, the revenue recognition for our other sales arrangements remained materially consistent with our historical practice.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Upon adoption of ASU 2014-09, we applied the standard’s practical expedients that permit the omission of prior-period information about our performance obligations.
Adoption of the standard impacted our previously reported results as follows:
Consolidated Balance Sheets

	September 30, 2018
	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Accounts receivable, net	$208,865	$57,877	$266,742
Deferred income taxes	20,117	(6,312)	13,805
Other assets	12,431	23,823	36,254
Other accrued liabilities	30,457	568	31,025
Deferred revenue	52,215	51,120	103,335
Stockholders’ equity	263,737	23,700	287,437

Consolidated Statements of Income and Comprehensive Income

	Year Ended September 30, 2018			Year Ended September 30, 2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In thousands, except per share amounts)
Revenues	1,032,475	(32,329)	1,000,146	932,169	2,814	934,983
Cost of revenues	310,699	2,199	312,898	287,123	484	287,607
Selling, general and administrative	380,362	(3,450)	376,912	339,796	(2,629)	337,167
Provision for income taxes	45,595	(15,145)	30,450	23,068	(199)	22,869
Net income	142,415	(15,933)	126,482	128,256	5,158	133,414
Comprehensive income	132,502	(15,946)	116,556	138,773	5,158	143,931
Basic earnings per share	4.79	(0.53)	4.26	4.16	0.16	4.32
Diluted earnings per share	4.57	(0.51)	4.06	3.98	0.16	4.14

Consolidated Statement of Cash Flows

	Year Ended September 30, 2018			Year Ended September 30, 2017
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
	(In thousands)
Cash flows from operating activities:
Net income	$142,415	$(15,933)	$126,482	$128,256	$5,158	$133,414
Deferred income taxes	25,729	(15,145)	10,584	(6,049)	(199)	(6,248)
Changes in operating assets and liabilities	(39,493)	31,078	(8,415)	4,347	(4,959)	(612)

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means that it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-15 on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, which means it will be effective for our fiscal year beginning October 1, 2019. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We expect that most of our operating leases will be recognized as right-of-use assets and corresponding lease liabilities on our consolidated balance sheets, which will increase our total assets and total liabilities upon adoption. Subject to the completion of our assessment, we expect the adoption of the standard will result in recognition of right-of-use assets of approximately $90 million and lease liability of approximately $99 million in our consolidated balance sheets.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.

2. Business Combinations
On August 9, 2019, we acquired 100% of the equity of EZMCOM for $18.6 million in cash. EZMCOM is a provider of digital security and authentication products that helps organizations protect users, data and applications from credential theft, account takeover and breaches. We expect that this acquisition will help provide our clients, including the world’s largest financial services institutions, with a seamless approach to authentication and customer onboarding across digital channels, mobile devices, servers and workstations. We recorded, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values, which included $2.7 million of cash and $6.0 million of intangible assets primarily consisting of completed technology. The intangible assets are being amortized using the straight-line method over a weighted average useful life of 4.73 years. We allocated $11.2 million of goodwill to our Applications segment that is deductible for tax purposes. EZMCOM has been included in our operating results since the acquisition date. The pro forma impact of this acquisition was not deemed material to our results of operations.
There were no acquisitions incurred during fiscal 2018 and 2017.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

3. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$77,525	$77,525	$71,610	$71,610
Money market funds	22,102	22,102	13,813	13,813
Bank time deposits	6,799	6,799	4,600	4,600
Total	$106,426	$106,426	$90,023	$90,023
Long-term Marketable Securities:
Marketable securities	$17,193	$20,222	$14,313	$18,059

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

•
Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We do not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2019 and 2018.

•
Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2019 and 2018. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

•
Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2019 and 2018.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2019 and 2018:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

September 30, 2019	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2019
	(In thousands)
Assets:
Cash equivalents (1)	$28,901	$28,901
Marketable securities (2)	20,222	20,222
Total	$49,123	$49,123

September 30, 2018	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2018
	(In thousands)
Assets:
Cash equivalents (1)	$18,413	$18,413
Marketable securities (2)	18,059	18,059
Total	$36,472	$36,472

(1)
Included in cash and cash equivalents on our balance sheet at September 30, 2019 and 2018. Not included in this table are cash deposits of $77.5 million and $71.6 million at September 30, 2019 and 2018, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our consolidated balance sheets at September 30, 2019 and 2018.

For the fair value of our derivative instruments and senior notes, see Note 5 and Note 9, respectively.

There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the year ended September 30, 2019, 2018 or 2017.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency at September 30, 2019 and 2018:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	—
Singapore dollar (SGD)	SGD	5,798	$4,200	—

	September 30, 2018
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$10,372	—
Buy foreign currency:
British pound (GBP)	GBP	8,598	$11,200	—
Singapore dollar (SGD)	SGD	9,580	$7,000	—

The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2019 and 2018.
Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown below for the years ended September 30, 2019, 2018 and 2017:

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Gain (loss) on foreign currency forward contracts	$(896)	$(476)	$210

6. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2019 and 2018:

	September 30, 2019				September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
	(In thousands, except average life)
Completed technology	$82,724	$(77,331)	$5,393	5	$82,295	$(77,400)	$4,895	5
Customer contracts and relationships	30,583	(22,283)	8,300	8	28,692	(19,051)	9,641	8
Trade names	150	(25)	125	1	—	—	—	0
Non-compete agreements	350	(29)	321	2	—	—	—	0
	$113,807	$(99,668)	$14,139		$110,987	$(96,451)	$14,536

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Amortization expense associated with our intangible assets is reflected as a separate operating expense caption—amortization of intangible assets—and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Completed technology	$1,974	$2,380	$6,511
Customer contracts and relationships	4,098	4,214	6,009
Trade names	25	—	189
Non-compete agreements	29	—	—
Total	$6,126	$6,594	$12,709

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2019, was as follows (in thousands):

Year Ending September 30,
2020	$4,959
2021	3,617
2022	3,329
2023	1,317
2024	917
Thereafter	—
Total	$14,139

The following table summarizes changes to goodwill during fiscal 2019 and 2018, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2017	$588,288	$146,648	$69,478	$804,414
Foreign currency translation adjustment	(3,127)	—	(397)	(3,524)
Balance at September 30, 2018	585,161	146,648	69,081	800,890
Addition from acquisitions	11,233	—	—	11,233
Foreign currency translation adjustment	(7,780)	—	(801)	(8,581)
Balance at September 30, 2019	$588,614	$146,648	$68,280	$803,542

7. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment at September 30, 2019 and 2018:

	September 30,
	2019	2018
	(In thousands)
Property and equipment:
Data processing equipment and software	$110,874	$104,789
Office furniture and equipment	21,443	22,207
Leasehold improvements	33,360	29,158
Equipment under capital lease	6,398	—
Less: accumulated depreciation and amortization	(119,048)	(107,317)
Total	$53,027	$48,837

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

8. Revolving Line of Credit
On May 8, 2018, we amended our credit agreement with a syndicate of banks, extending the maturity date of the unsecured revolving line of credit from December 30, 2019 to May 8, 2023, while reducing our borrowing capacity to $400 million with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2019, we had $345.0 million in borrowings outstanding at a weighted average interest rate of 3.423%, of which $212.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of September 30, 2019.
9. Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series as follows:

Series	Amount	Interest Rate	Maturity Date
	(In millions)
E	$60.0	4.72%	July 14, 2016
F	$72.0	5.04%	July 14, 2017
G	$28.0	5.42%	July 14, 2019
H	$85.0	5.59%	July 14, 2020

The 2010 Senior Notes require us to pay the entire unpaid principal balances of each note series on its maturity date. The 2010 Senior Notes also require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. We were in compliance with all financial covenants under the 2010 Senior Notes as of September 30, 2019.
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
The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
	Carrying Amounts (1)	Fair Value	Carrying Amounts (1)	Fair Value
	(In thousands)
The 2010 Senior Notes	$85,000	$86,121	$113,000	$114,413
The 2018 Senior Notes	400,000	428,000	400,000	404,000
Total	$485,000	$514,121	$513,000	$518,413

(1) Amounts exclusive of net debt issuance cost of $5.2 million and $6.1 million at September 30, 2019 and 2018, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Future principal payments for the Senior Notes are as follows (in thousands):

Year Ending September 30,
2020	$85,000
2021	—
2022	—
2023	—
2024	—
Thereafter	400,000
Total	$485,000

10. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $10.3 million, $8.8 million and $8.4 million during fiscal 2019, 2018 and 2017, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $57.5 million, $48.4 million and $41.6 million during fiscal 2019, 2018 and 2017, respectively.
11. Restructuring Expenses
There was no restructuring expense incurred during fiscal 2019 and 2018.
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
The following tables summarize our restructuring accruals associated with the above actions. The current portion and non-current portion were recorded in other accrued liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

	Accrual at September 30, 2017	Cash Payments	Accrual at September 30, 2018
	(In thousands)
Facilities charges	$8,120	$(2,892)	$5,228
Employee separation	185	(185)	—
	8,305	$(3,077)	5,228
Less: current portion	(3,077)		(3,850)
Non-current	$5,228		$1,378

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

	Accrual at September 30, 2018	Cash Payments	Accrual at September 30, 2019
	(In thousands)
Facilities charges	$5,228	$(3,850)	$1,378
Less: current portion	(3,850)		(1,378)
Non-current	$1,378		$—

12. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government. The Tax Act makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2019, including but not limited to: (1) creating the base erosion anti-abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries; (2) creating a new provision designed to tax global intangible low-tax income (“GILTI”) of foreign subsidiaries; and (3) a foreign derived intangible income. We have estimated the impact of these changes in our income tax provision for 2019.
The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income”, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. We have elected to account for any potential GILTI tax in the period in which it is incurred.
The provision for income taxes was as follows during fiscal 2019, 2018 and 2017:

	Year ended September 30,
	2019	2018	2017
		As Adjusted	As Adjusted
	(In thousands)
Current:
Federal	$1,299	$8,071	$19,576
State	(423)	2,236	1,055
Foreign	15,371	9,559	8,486
	16,247	19,866	29,117
Deferred:
Federal	7,003	13,987	(8,523)
State	947	132	(296)
Foreign	(249)	(3,535)	2,571
	7,701	10,584	(6,248)
Total provision	$23,948	$30,450	$22,869

The foreign provision was based on foreign pre-tax earnings of $36.0 million, $10.8 million and $43.3 million in fiscal 2019, 2018 and 2017, respectively. Current foreign tax expense related to foreign tax withholdings was $6.5 million, $6.0 million and $4.6 million in fiscal 2019, 2018 and 2017, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Deferred tax assets and liabilities at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
		As Adjusted
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$26,702	$24,377
Compensation benefits	23,931	30,388
Other assets	9,393	10,735
	60,026	65,500
Less valuation allowance	(19,231)	(19,564)
Total deferred tax assets	40,795	45,936
Deferred tax liabilities:
Intangible assets	(15,114)	(15,921)
Deferred Commission	(7,920)	(6,368)
Property and equipment	(3,511)	(2,616)
Other liabilities	(8,244)	(7,226)
Total deferred tax liabilities	(34,789)	(32,131)
Deferred tax assets, net	$6,006	$13,805

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2019.
As of September 30, 2019, we had available U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $10.6 million, $0.2 million, and $25.0 million, respectively. The U.S. NOLs were acquired in connection with our acquisitions of Braun in fiscal 2005, Adeptra in fiscal 2012 and Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2020, if not utilized. The state NOL carryforward will expire at various dates beginning in fiscal 2021, if not utilized. The $25.0 million of foreign NOL includes $3.5 million related to China and $12.7 million related to Germany. Due to a limited ability to utilize the China and Germany NOLs, a full valuation allowance has been recorded on the China and Germany NOLs, resulting in no tax benefit. Utilization of the U.S. federal and state NOL are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. In fiscal 2018 we generated approximately $3.8 million of excess federal research credits which are expected to be utilized fully in future tax years. We also have available excess California state research credit of approximately $14.1 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $14.1 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate (21% in fiscal 2019, 24.5% in fiscal 2018, and 35% in fiscal 2017) to income before provision for income taxes for fiscal 2019, 2018 and 2017 is shown below:

	Year Ended September 30,
	2019	2018	2017
		As Adjusted	As Adjusted
	(In thousands)
Income tax provision at U.S. federal statutory rate	$45,375	$38,495	$54,699
State income taxes, net of U.S. federal benefit	4,194	2,755	2,072
Foreign tax rate differential	839	(649)	(4,082)
Intercompany interest	—	—	(477)
Research credits	(5,761)	(3,486)	(2,572)
Domestic production deduction	—	(2,421)	(2,759)
Amended returns/audit settlements/statute expirations	(2,268)	(2,349)	(1,296)
Foreign	11,177	4,040	935
Valuation allowance	(333)	1,907	2,512
Foreign tax credit	(464)	1,320	(1,342)
Excess tax benefits relating to stock-based compensation	(24,891)	(22,253)	(24,746)
Tax effect of the Tax Act	—	16,719	—
Other	(3,920)	(3,628)	(75)
Recorded income tax provision	$23,948	$30,450	$22,869

The decrease in our income tax provision in fiscal 2019 compared to fiscal 2018 is due to the decrease in the overall federal tax rate from the blended 24.5% in fiscal 2018 to 21% in fiscal 2019 and the recording of several one-time items in fiscal 2018 related to the enactment of the Tax Act.
The increase in our income tax provision in fiscal 2018 compared to fiscal 2017 was primarily due to recording the impact related to the enactment of the Tax Act in fiscal 2018. This includes re-measurement to our deferred for the tax rate changes, the one-time deemed repatriation transition tax, and the loss of deductibility of performance-based compensation for certain employees.
As of September 30, 2019, we have approximately $95.6 million of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. In the event these earnings are later remitted to the U.S., any estimated withholding tax on remittance of those earnings is expected to be immaterial to the income tax provision.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2015. We are currently under audit by South Carolina and New York State for fiscal years 2016, 2017 and 2018. We do not anticipate any adjustments related to those audits that will result in a material change to our consolidated financial statements.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2019	2018	2017
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$6,113	$6,480	$6,799
Gross increases for tax positions in prior years	509	404	57
Gross decreases for tax positions in prior years	(611)	—	(19)
Gross increases based on tax positions related to the current year	1,439	1,625	1,291
Decreases for settlements and payments	(637)	—	(151)
Decreases due to statue expiration	(979)	(2,396)	(1,497)
Gross unrecognized tax benefits at end of year	$5,834	$6,113	$6,480

We had $5.8 million of total unrecognized tax benefits as of September 30, 2019, including $5.7 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a reduction of the uncertain tax benefits in the next twelve months.
We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2019, we have accrued interest of $0.3 million related to the unrecognized tax benefits.
13. Stock-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we are authorized to issue equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. We also have awards currently outstanding under the 1992 Long-Term Incentive Plan, which was adopted in February 1992 and expired in February 2012. Stock option awards have a maximum term of seven years. In general, stock option awards and restricted stock unit awards not subject to market or performance conditions vest annually over four years. Restricted stock unit awards subject to market or performance conditions vest annually over three years based on the achievement of specified criteria. At September 30, 2019, there were 4,259,396 shares available for issuance under the 2012 Plan.
Description of Employee Stock Purchase Plan
On February 28, 2019 our shareholders approved the adoption of the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”). The 2019 Purchase Plan authorizes the issuance of up to 1,000,000 shares of common stock to eligible employees. Employees may have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price on the last trading day of each offering period. Offering period means approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. At September 30, 2019, there were 1,000,000 shares available for issuance under the 2019 Purchase Plan.
We satisfy stock option exercises, vesting of restricted stock units and the 2019 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $83.0 million, $74.8 million and $61.2 million in fiscal years 2019, 2018 and 2017, respectively. The total tax benefit related to this share-based compensation expense was $12.5 million, $15.7 million and $20.4 million in fiscal 2019, 2018 and 2017, respectively. As of September 30, 2019, there was $122.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.41 years.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

In fiscal 2019 we received $22.8 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $23.3 million.
Stock-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2019, 2018 and 2017:

	Year Ended September 30,
	2019			2018			2017
Stock Options:
Weighted average expected term (years)			4.26			4.78	5.00
Expected volatility (range)	31.1	-	32.4%	33.6	-	35.1%	35.3%
Weighted average volatility			32.2%			34.6%	35.3%
Risk-free interest rate (range)	2.50	-	2.68%	2.03	-	2.65%	2.02%
Weighted average expected dividend yield			—%			—%	0.07%
Expected dividend yield (range)			—%			—%	0.07%

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
Dividends. In fiscal 2017 the dividend yield assumption was based on historical dividend payments, which were discontinued in May 2017.
Risk-Free Interest Rate. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options.
Forfeitures. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.
The following table summarizes option activity during fiscal 2019:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at October 1, 2018	996	$63.13
Granted	81	196.43
Exercised	(456)	50.03
Forfeited	(5)	178.09
Outstanding at September 30, 2019	616	$89.36	2.76	$131,921
Exercisable at September 30, 2019	533	$73.89	2.25	$122,381
Vested and expected to vest at September 30, 2019	613	$88.84	2.74	$131,509

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

The weighted average fair value of options granted were $59.63, $56.61 and $43.80 during fiscal 2019, 2018 and 2017, respectively. The aggregate intrinsic value of options outstanding at September 30, 2019 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.6 million outstanding shares, which had exercise prices lower than the $303.52 market price of our common stock at September 30, 2019. The total intrinsic value of options exercised was $99.1 million, $41.4 million and $27.0 million during fiscal 2019, 2018 and 2017, respectively, determined as of the date of exercise.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2019:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2018	1,113	$127.34
Granted	370	206.29
Released	(448)	118.73
Forfeited	(37)	140.17
Outstanding at September 30, 2019	998	$159.99

The weighted average fair value of the RSUs granted were $206.29, $161.85 and $122.47 during fiscal 2019, 2018 and 2017, respectively. The total intrinsic value of the RSUs that vested was $91.2 million, $70.7 million and $58.7 million during fiscal 2019, 2018 and 2017, respectively, determined as of the date of vesting.
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
The following table summarizes the PSUs activity during fiscal 2019:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2018	210	$133.76
Granted	91	185.05
Released	(106)	123.04
Outstanding at September 30, 2019	195	$163.38

The weighted average fair value of the PSUs granted were $185.05, $157.17 and $121.30 during fiscal 2019, 2018 and 2017, respectively. The total intrinsic value of the PSUs that vested was $19.3 million, $15.1 million and $16.6 million during fiscal 2019, 2018 and 2017, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2019, 2018 and 2017:

	Year Ended September 30,
	2019	2018	2017

Expected volatility in FICO’s stock price	24.6%	24.6%	27.4%
Expected volatility in Russell 3000 Index	12.8%	12.7%	13.6%
Correlation between FICO and the Russell 3000 Index	66.6%	63.1%	59.8%
Risk-free interest rate	2.73%	1.92%	1.40%
Average expected dividend yield	—%	—%	0.07%

The expected volatility was determined based on daily historical movements in our stock price and the Russell 3000 Index for the three years preceding the grant date. The correlation between FICO and the Russell 3000 Index was determined based on historical daily stock price movements for the three years preceding the grant date. The dividend yield was determined using the historical dividend payout and a trailing twelve-month closing stock price on the grant date for fiscal 2017, and in May 2017 we discontinued dividend payments. The risk-free rate was determined based on U.S. Treasury zero-coupon yields over the three-year performance period.
The following table summarizes the MSUs activity during fiscal 2019:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at October 1, 2018	114	$159.34
Granted	105	169.46
Released	(119)	143.57
Outstanding at September 30, 2019	100	$188.63

The weighted average fair value of the MSUs granted were $169.46, $151.78 and $108.09 during fiscal 2019, 2018 and 2017, respectively. The total intrinsic value of the MSUs that vested was $21.6 million, $18.7 million and $20.2 million during fiscal 2019, 2018 and 2017, respectively, determined as of the date of vesting.
Employee Stock Purchase Plan
The compensation expense on the employee stock purchase plan arises from the 15% discount offered to participants. As our first semi-annual offering period started on September 1, 2019, no shares have been purchased as of September 30, 2019.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

14. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2019, 2018 and 2017:

	Year Ended September 30,
	2019	2018	2017
		As Adjusted	As Adjusted
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$192,124	$126,482	$133,414
Denominator — share:
Basic weighted-average shares	28,980	29,711	30,862
Effect of dilutive securities	1,314	1,469	1,383
Diluted weighted-average shares	30,294	31,180	32,245
Earnings per share:
Basic	$6.63	$4.26	$4.32
Diluted	$6.34	$4.06	$4.14

The computation of diluted EPS excludes options to purchase approximately 4,000, 5,000, and 8,000 shares of common stock for fiscal 2019, 2018 and 2017, respectively, because the exercise prices of the options exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.
15. Segment Information
We are organized into the following three operating segments, each of which is a reportable segment, to align with internal management of our worldwide business operations based on product offerings.

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, SaaS applications through the FICO® Analytic Cloud or third-party public clouds, such as those provided by AWS.

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

•
Decision Management Software. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our FICO® Decision Management Suite, as well as associated professional services. These tools are available to our customers as on-premises software or through the FICO® Analytic Cloud or third-party public clouds, such as those provided by AWS.

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

The following tables summarize segment information for fiscal 2019, 2018 and 2017:

	Year Ended September 30, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$395,398	$415,288	$50,262	$—	$860,948
Professional services	137,258	2,157	44,680	—	184,095
License	72,378	3,732	38,930	—	115,040
Total segment revenues	605,034	421,177	133,872	—	1,160,083
Segment operating expense	(443,872)	(59,821)	(168,988)	(144,755)	(817,436)
Segment operating income (loss)	$161,162	$361,356	$(35,116)	$(144,755)	$342,647
Unallocated share-based compensation expense					(82,973)
Unallocated amortization expense					(6,126)
Operating income					253,548
Unallocated interest expense, net					(39,752)
Unallocated other income, net					2,276
Income before income taxes					$216,072
Depreciation expense	$18,766	$498	$4,036	$904	$24,204

	Year Ended September 30, 2018 (As Adjusted)
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$372,283	$331,662	$46,658	$—	$750,603
Professional services	142,736	1,900	32,274	—	176,910
License	49,356	2,308	20,969	—	72,633
Total segment revenues	564,375	335,870	99,901	—	1,000,146
Segment operating expense	(420,411)	(63,452)	(134,261)	(125,255)	(743,379)
Segment operating income (loss)	$143,964	$272,418	$(34,360)	$(125,255)	256,767
Unallocated share-based compensation expense					(74,814)
Unallocated amortization expense					(6,594)
Operating income					175,359
Unallocated interest expense, net					(31,311)
Unallocated other income, net					12,884
Income before income taxes					$156,932
Depreciation expense	$15,651	$555	$5,471	$956	$22,633

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

	Year Ended September 30, 2017 (As Adjusted)
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$335,560	$254,424	$43,943	$—	$633,927
Professional services	140,990	2,869	34,045	—	177,904
License	84,084	2,244	36,824	—	123,152
Total segment revenues	560,634	259,537	114,812	—	934,983
Segment operating expense	(392,307)	(54,369)	(122,839)	(104,907)	(674,422)
Segment operating income (loss)	$168,327	$205,168	$(8,027)	$(104,907)	260,561
Unallocated share-based compensation expense					(61,222)
Unallocated amortization expense					(12,709)
Unallocated restructuring and acquisition-related expenses					(4,471)
Operating income					182,159
Unallocated interest expense, net					(25,790)
Unallocated other expense, net					(86)
Income before income taxes					$156,283
Depreciation expense	$15,857	$991	$4,783	$1,349	$22,980

Information about disaggregated revenue by product deployment methods was as follows:

	Year Ended September 30, 2019
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$360,105	$244,929	$—	$605,034	52%
Scores	—	—	421,177	421,177	36%
Decision Management Software	108,447	25,425	—	133,872	12%
Total	$468,552	$270,354	$421,177	$1,160,083	100%

	Year Ended September 30, 2018 (As Adjusted)
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$337,162	$227,213	$—	$564,375	56%
Scores	—	—	335,870	335,870	34%
Decision Management Software	86,172	13,729	—	99,901	10%
Total	$423,334	$240,942	$335,870	$1,000,146	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

	Year Ended September 30, 2017 (As Adjusted)
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$367,944	$192,690	$—	$560,634	60%
Scores	—	—	259,537	259,537	28%
Decision Management Software	104,995	9,817	—	114,812	12%
Total	$472,939	$202,507	$259,537	$934,983	100%

We derive a significant portion of revenues internationally, and 34%, 35%, and 37% of total consolidated revenues were derived from clients outside the U.S. during fiscal 2019, 2018 and 2017, respectively. Information about disaggregated revenue by primary geographical markets was as follows:

	Year Ended September 30, 2019
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$338,990	$42,656	$155,539	$67,849	$605,034
Scores	404,778	4,591	6,359	5,449	421,177
Decision Management Software	63,397	18,040	33,288	19,147	133,872
Total	$807,165	$65,287	$195,186	$92,445	$1,160,083

	Year Ended September 30, 2018 (As Adjusted)
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$318,836	$39,136	$141,358	$65,045	$564,375
Scores	328,990	1,366	3,989	1,525	335,870
Decision Management Software	53,184	5,035	24,245	17,437	99,901
Total	$701,010	$45,537	$169,592	$84,007	$1,000,146

	Year Ended September 30, 2017 (As Adjusted)
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$327,226	$34,678	$139,765	$58,965	$560,634
Scores	250,260	1,573	3,831	3,873	259,537
Decision Management Software	62,758	7,112	30,222	14,720	114,812
Total	$640,244	$43,363	$173,818	$77,558	$934,983

Within our Applications segment our fraud solutions accounted for 18%, 17% and 19% of total revenues in each of fiscal 2019, 2018 and 2017, respectively, our customer communication services accounted for 9%, 10% and 10% of total revenues in each of these periods, respectively; and our customer management solutions accounted for 6%, 8% and 8% of total revenues in each of these periods, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Revenue generated from a single customer or a group of customers which represented 10% or greater of total revenue are summarized below for fiscal 2019, 2018 and 2017:

	Year Ended September 30,
	2019		2018		2017
			As Adjusted		As Adjusted
	(Dollars in thousands)
Experian	$148,037	13%	$109,097	11%	$80,096	9%
TransUnion and Equifax	183,523	16%	142,179	14%	99,735	11%
Other customers	828,523	71%	748,870	75%	755,152	80%
Total	$1,160,083	100%	$1,000,146	100%	$934,983	100%

At September 30, 2019 and 2018, no individual customer accounted for 10% or more of total consolidated receivables.
Our property and equipment, net, on a geographical basis are summarized below at September 30, 2019 and 2018:

	September 30,
	2019		2018
	(Dollars in thousands)
United States	$38,058	72%	$39,593	81%
United Kingdom	7,801	15%	4,296	9%
Other countries	7,168	13%	4,948	10%
Total	$53,027	100%	$48,837	100%

16. Contract Balances and Performance Obligations
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
Receivables at September 30, 2019 and 2018 consisted of the following:

	September 30,
	2019	2018
		As Adjusted
	(In thousands)
Billed	$206,714	$196,960
Unbilled	127,651	73,221
	334,365	270,181
Less: allowance for doubtful accounts	(2,568)	(3,439)
Net receivables (*)	$331,797	$266,742

(*) Included short-term receivables of $297.4 million and long-term receivables of $34.4 million that were recorded in accounts receivable, net and other assets, respectively, within the accompanying consolidated balance sheets at September 30, 2019. Long-term receivables were not material at September 30, 2018.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2019	2018
	(In thousands)
Balance, beginning of year	$3,439	$2,941
Add: expense	518	623
Less: write-offs (net of recoveries)	(1,389)	(125)
Balance, end of year	$2,568	$3,439

Contract assets balance at September 30, 2019 and 2018 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Year Ended September 30,
	2019	2018
		As Adjusted
	(In thousands)
Deferred revenues, beginning balance	$108,118	$114,729
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(93,265)	(83,125)
Increases due to billings, excluding amounts recognized as revenue during the period	101,467	76,514
Deferred revenues, ending balance (*)	$116,320	$108,118

(*) Ending balance at September 30, 2019 included current portion of $111.0 million and long-term portion of $5.3 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets. Ending balance at September 30, 2018 included current portion of $103.3 million and long-term portion of $4.8 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets.
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
Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

Year Ending September 30,	Performance Obligations
(In thousands)
2020	$84,022
2021	66,809
2022	39,960
2023	26,188
2024	16,512
Thereafter	4,879
Total	$238,370

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

We apply the optional exemption that permits the omission of information about remaining performance obligations that have original expected durations of one year or less. We also applied the transition practical expedient that permits the omission of prior-period information about our performance obligations.

17. Commitments
We occupy the majority of our facilities under non-cancelable operating leases with lease terms in excess of one year. Such facility leases generally provide for annual increases based upon the Consumer Price Index or fixed increments. Rent expense under operating leases, including month-to-month leases, totaled $21.6 million, $19.8 million and $18.6 million during fiscal 2019, 2018 and 2017, respectively.
We have also entered into capital lease commitments for certain computer equipment. Property acquired through capital leases and the associated depreciation of these assets is included in property and equipment on our consolidated balance sheets. The current portion and long-term portion of our capital lease obligations is reported in other accrued liabilities and other liabilities, respectively within the accompanying consolidated balance sheets.
In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.
Minimum future commitments under our non-cancelable leases and other obligations were as follows at September 30, 2019:

	Future Minimum Lease Commitments		Other Commitments
Year Ending September 30,	Capital Leases	Operating Leases
	(In thousands)
2020	$1,935	$19,842	$7,000
2021	1,934	19,969	—
2022	1,934	17,677	—
2023	—	16,940	—
2024	—	14,887	—
Thereafter	—	24,431	—
Total	$5,803	$113,746	$7,000

We are also a party to a management agreement with 24 of our executives providing for certain payments and other benefits in the event of a qualified change in control of FICO, coupled with a termination of the officer during the following year.
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
Years Ended September 30, 2019, 2018 and 2017

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
20. Supplementary Financial Data (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2019. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Quarter Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(In thousands, except per share data)
Revenues	$305,344	$314,249	$278,234	$262,256
Cost of revenues (1)	87,996	87,215	85,568	76,066
Gross profit	217,348	227,034	192,666	186,190
Net income	$54,584	$64,152	$33,381	$40,007
Earnings per share (2):
Basic	$1.89	$2.21	$1.15	$1.38
Diluted	$1.80	$2.12	$1.10	$1.32
Shares used in computing earnings per share:
Basic	28,918	28,967	29,074	28,961
Diluted	30,290	30,292	30,259	30,336

	Quarter Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
	As Adjusted	As Adjusted	As Adjusted	As Adjusted
	(In thousands, except per share data)
Revenues	$256,532	$254,993	$256,260	$232,361
Cost of revenues (1)	79,962	79,011	79,493	74,432
Gross profit	176,570	175,982	176,767	157,929
Net income	$32,713	$29,721	$31,169	$32,879
Earnings per share (2):
Basic	$1.13	$1.00	$1.04	$1.09
Diluted	$1.07	$0.95	$1.00	$1.04
Shares used in computing earnings per share:
Basic	29,077	29,708	29,985	30,078
Diluted	30,702	31,161	31,300	31,561

(1)
Cost of revenues excludes amortization expense of $0.5 million, $0.5 million, $0.5 million, $0.5 million, $0.5 million, $0.6 million, $0.6 million and $0.7 million for the quarters ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2019, 2018 and 2017

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
Changes in Internal Control over Financial Reporting
Beginning on October 1, 2018, we implemented ASU 2014-09 and, as a result, we also implemented changes to our controls related to revenue. These included the development of new policies, enhanced contract review processes, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures. There was no other change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rules13a-15 or 15d-15 of the Exchange Act that occurred during the year ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2019, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Our Director Nominees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 4, 2020.
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
		61

Michael I. McLaughlin
August 2019-present, Executive Vice President, Chief Financial Officer of the Company. May 2007-August 2019, Managing Director, Head of Technology Corporate Finance of Morgan Stanley. January 2004-May 2007, Managing Director, Head of Enterprise Systems and Supply Chain Coverage of BofA Securities. January 2001-January 2004, Executive Director, Head of Enterprise Hardware and Supply Chain of UBS Investment Bank. 1997-2001, founder and co-Chief Executive Officer of Stampede Ventures, LLC. 1993-1997, Vice President of Montgomery Securities. 1990-1993, Associate of The First Boston Corporation. 1986-1988, Analyst of The First Boston Corporation.
		55

Richard S. Deal	November 2015-present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007-November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-August 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	52

Wayne Huyard	November 2014-present, Executive Vice President of Sales, Services, and Marketing of the Company. January 2014-November 2014, Consultant to the Chief Executive Officer of the Company. September 2012-November 2014, Chief Executive Officer and President, TEXbase, Inc. March 2012-May 2012, General Manager of RightNow Technologies, Oracle Corporation. July 2010-February 2012, President and Chief Operating Officer, RightNow Technologies, Inc. May 2006-May 2010, Operations and Advisory Group Executive Leadership Team Member, Cerberus Capital Management L.P.	60

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	55

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	50

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	54

Claus Moldt	August 2019-present, Executive Vice President, Chief Technology Officer of the Company. March 2016-August 2019, Chief Information Officer of the Company. June 2013-March 2016, Chief Executive Officer of mPath. October 2006-June 2013, Global Chief Information Officer and Senior Vice President of Technical Operations of Salesforce.com. November 2002-September 2006, Senior Director Operations Infrastructure and Project Delivery of eBay. May 2001-May 2002, Manager Database and System Administration, LoudCloud/Opsware.	56

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 4, 2020.
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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 4, 2020.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for Fiscal 2019” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 4, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 4, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Persons Transactions” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 4, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on March 4, 2020.

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

4.1*	Description of Securities of Registrant.

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

10.14
Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008 (file no. 001-11689).) (1)

10.15
Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012 (file no. 001-11689).) (1)

10.16
Letter Agreement dated February 6, 2012 by and between the Company and Michael Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2012 (file no. 001-11689).) (1)

10.17
Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012 (file no. 001-11689).) (1)

10.18
Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2012 (file no. 001-11689).) (1)

10.19
Letter Agreement dated April 24, 2012 by and between the Company and Stuart C. Wells. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2012 (file no. 001-11689).) (1)

10.20
Letter Agreement dated November 5, 2014 by and between the Company and Wayne Huyard. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2014 (file no. 001-11689).) (1)

10.21
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (file no. 001-11689).) (1)

10.22
Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended through February 28, 2018. (Incorporated by reference to Exhibit 99 of the Company's Registration Statement on Form S-8, filed with the SEC on March 7, 2018 (Registration No. 333-223492).) (1)

10.23
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.24
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.25
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.26
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.27
Form of Employee Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.28
Form of Employee Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.29
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.30
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 6, 2018. (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the period ended September 30, 2018 (file no. 001-11689).) (1)

10.31
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.32
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 8, 2018.(Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the period ended September 30, 2018 (file no. 001-11689).) (1)

10.33
Form of Employee Non Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.34
Form of Employee Non Statutory Stock Option Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.35
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.36
Form of Employee Restricted Stock Unit Award Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.37
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.38
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference by Exhibit 10.7 to the Company's Form 10-Q for the quarter ended March 31, 2012 (file no. 001-11689).) (1)

10.39
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017 (file no. 001-11689).) (1)

10.40
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2017 (file no. 001-11689).) (1)

10.41
Form of Performance Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2015 (file no. 001-11689).) (1)

10.42
Form of Performance Share Unit Award Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.43
Form of Performance Share Unit Agreement (fiscal 2018) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10‑Q for the quarter ended December 31, 2017 (file no. 001-11689).) (1)

10.44
Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan.(Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the period ended September 30, 2018 (file no. 001-11689).) (1)

10.45
Form of Market Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015 (file no. 001-11689).) (1)

10.46
Form of Market Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended December 31, 2016 (file no. 001-11689).) (1)

10.47
Form of Market Share Unit Agreement (fiscal 2018 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2017 (file no. 001-11689).) (1)

10.48
Form of Market Share Unit Agreement under the 2012 Long-Term Incentive Plan.(Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the period ended September 30, 2018 (file no. 001-11689).) (1)

10.49
Amended and Restated Credit Agreement dated December 31, 2014 among the Company, Wells Fargo Securities, LLC, U.S. Bank National Association, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2014 (file no. 001-11689).)

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

10.54
Transition Agreement dated January 30, 2019 by and between the Company and Michael J. Pung. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 31, 2019 (file no. 001-11689).) (1)

10.55
Letter Agreement dated August 3, 2019 by and between the Company and Michael I. McLaughlin. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2019 (file no. 001-11689).) (1)

10.56
Transition and Separation Agreement dated August 21, 2019 by and between the Company and Stuart C. Wells. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 26, 2019 (file no. 001-11689).) (1)

10.57*	Letter Agreement dated August 21, 2019 by and between the Company and Claus Moldt

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
DATE: November 8, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 8, 2019
William J. Lansing

/s/ MICHAEL I. MCLAUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 8, 2019
Michael I. McLaughlin

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 8, 2019
Michael S. Leonard

/s/ A. GEORGE BATTLE	Director	November 8, 2019
A. George Battle

/s/ BRADEN R. KELLY	Director	November 8, 2019
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 8, 2019
James D. Kirsner

/s/ EVA MANOLIS	Director	November 8, 2019
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 8, 2019
Marc F. McMorris

/s/ JOANNA REES	Director	November 8, 2019
Joanna Rees

/s/ DAVID A. REY	Director	November 8, 2019
David A. Rey