Form 10-Q
period 2019-12-31
FAIR ISAAC CORP
filed 2020-01-30
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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
The number of shares of common stock outstanding on January 17, 2020 was 29,148,054 (excluding 59,708,729 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2019	September 30, 2019
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$111,216	$106,426
Accounts receivable, net	281,640	297,427
Prepaid expenses and other current assets	68,138	51,853
Total current assets	460,994	455,706
Marketable securities	23,732	20,222
Other investments	1,656	1,643
Property and equipment, net	56,156	53,027
Operating lease right-of-use assets	88,475	—
Goodwill	812,850	803,542
Intangible assets, net	12,484	14,139
Deferred income taxes	7,100	6,006
Other assets	81,591	79,163
Total assets	$1,545,038	$1,433,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,474	$23,118
Accrued compensation and employee benefits	71,780	106,240
Other accrued liabilities	43,111	32,454
Deferred revenue	114,667	111,016
Current maturities on debt	180,000	218,000
Total current liabilities	442,032	490,828
Long-term debt	738,259	606,790
Operating lease liabilities	80,424	—
Other liabilities	43,362	46,063
Total liabilities	1,304,077	1,143,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,186 and 28,944 shares outstanding at December 31, 2019 and September 30, 2019, respectively)	292	289
Additional paid-in-capital	1,148,190	1,225,365
Treasury stock, at cost (59,671 and 59,913 shares at December 31, 2019 and September 30, 2019, respectively)	(2,843,097)	(2,802,450)
Retained earnings	2,011,569	1,956,648
Accumulated other comprehensive loss	(75,993)	(90,085)
Total stockholders’ equity	240,961	289,767
Total liabilities and stockholders’ equity	$1,545,038	$1,433,448

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2019	2018
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$220,374	$194,193
Professional services	44,025	40,808
License	34,105	27,255
Total revenues	298,504	262,256
Operating expenses:
Cost of revenues	90,758	76,066
Research and development	38,943	35,426
Selling, general and administrative	112,021	100,258
Amortization of intangible assets	1,796	1,502
Restructuring and acquisition-related	3,104	—
Total operating expenses	246,622	213,252
Operating income	51,882	49,004
Interest expense, net	(9,768)	(9,676)
Other expense, net	(219)	(2,172)
Income before income taxes	41,895	37,156
Income tax benefit	(13,026)	(2,851)
Net income	54,921	40,007
Other comprehensive gain (loss):
Foreign currency translation adjustments	14,092	(3,265)
Comprehensive income	$69,013	$36,742
Earnings per share:
Basic	$1.89	$1.38
Diluted	$1.82	$1.32
Shares used in computing earnings per share:
Basic	29,025	28,961
Diluted	30,169	30,336

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2019	28,944	$289	$1,225,365	$(2,802,450)	$1,956,648	$(90,085)	$289,767
Share-based compensation	—	—	23,145	—	—	—	23,145
Issuance of treasury stock under employee stock plans	410	4	(100,320)	19,361	—	—	(80,955)
Repurchases of common stock	(168)	(1)	—	(60,008)	—	—	(60,009)
Net income	—	—	—	—	54,921	—	54,921
Foreign currency translation adjustments	—	—	—	—	—	14,092	14,092
Balance at December 31, 2019	29,186	$292	$1,148,190	$(2,843,097)	$2,011,569	$(75,993)	$240,961

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2018	29,015	$290	$1,211,051	$(2,612,007)	$1,764,524	$(76,421)	$287,437
Share-based compensation	—	—	21,854	—	—	—	21,854
Issuance of treasury stock under employee stock plans	466	5	(56,135)	20,692	—	—	(35,438)
Repurchases of common stock	(425)	(4)	—	(82,696)	—	—	(82,700)
Net income	—	—	—	—	40,007	—	40,007
Foreign currency translation adjustments	—	—	—	—	—	(3,265)	(3,265)
Balance at December 31, 2018	29,056	$291	$1,176,770	$(2,674,011)	$1,804,531	$(79,686)	$227,895

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$54,921	$40,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,856	7,967
Share-based compensation	23,145	21,854
Deferred income taxes	(1,016)	(50)
Net (gain) loss on marketable securities	(944)	3,050
Operating lease costs (amortization of operating lease right-of-use assets)	4,493	—
Provision for doubtful accounts, net	281	180
Net (gain) loss on sales of property and equipment	48	(22)
Changes in operating assets and liabilities:
Accounts receivable	22,391	18,191
Prepaid expenses and other assets	(21,711)	(10,787)
Accounts payable	10,349	1,671
Accrued compensation and employee benefits	(35,566)	(28,918)
Other liabilities	(4,379)	(4,848)
Deferred revenue	497	562
Net cash provided by operating activities	60,365	48,857
Cash flows from investing activities:
Purchases of property and equipment	(6,500)	(6,474)
Proceeds from sales of marketable securities	167	102
Purchases of marketable securities	(2,733)	(2,303)
Distribution from other investments	55	—
Net cash used in investing activities	(9,011)	(8,675)
Cash flows from financing activities:
Proceeds from revolving line of credit	117,000	103,000
Payments on revolving line of credit	(367,000)	(35,000)
Proceeds from issuance of senior notes	350,000	—
Payments on debt issuance costs	(6,805)	—
Payments on finance leases	(425)	—
Proceeds from issuance of treasury stock under employee stock plans	5,091	7,550
Taxes paid related to net share settlement of equity awards	(86,047)	(42,987)
Repurchases of common stock	(60,009)	(82,700)
Net cash used in financing activities	(48,195)	(50,137)
Effect of exchange rate changes on cash	1,631	(172)
Increase (decrease) in cash and cash equivalents	4,790	(10,127)
Cash and cash equivalents, beginning of period	106,426	90,023
Cash and cash equivalents, end of period	$111,216	$79,896
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2,391	$1,394
Cash paid for interest	$12,856	$13,439
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$93	$433
Finance lease obligations incurred	$3,045	$—

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
In this Quarterly Report on Form 10-Q, Fair Isaac Corporation is referred to as “FICO,” “we,” “us,” “our,” or “the Company.”
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
As discussed in New Accounting Pronouncements below and Note 14, effective October 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”) using the modified retrospective approach, under which financial results reported in prior periods were not restated.  As a result, the condensed consolidated balance sheet as of December 31, 2019 is not comparable with that as of September 30, 2019. See our Annual Report on Form 10-K filed with the SEC on November 8, 2019 for lease policies that were in effect in prior periods before adoption of Topic 842.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Topic 842, which requires the recognition of operating lease assets and lease liabilities on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

In the first quarter of fiscal 2020, we adopted Topic 842 using the “Comparatives Under 840 Option” approach to transition. In accordance with the standard, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Topic 842 provided a package of practical expedients that allow an entity to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) initial direct costs for any existing leases. We elected to apply the package of practical expedients, and did not elect the hindsight practical expedient in determining the lease term for existing leases as of October 1, 2019.
Adoption of Topic 842 did not result in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $89.8 million and $98.9 million, respectively, while our accounting for existing capital leases (now referred to as finance leases) remained substantially unchanged. We expect the impact of adoption to be immaterial to our consolidated statements of income and comprehensive income and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 14 for additional information regarding our accounting policy for leases and additional disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.

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

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We do not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of December 31, 2019 and September 30, 2019.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2019 and September 30, 2019. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2019 and September 30, 2019.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2019 and September 30, 2019:

December 31, 2019	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2019
	(In thousands)
Assets:
Cash equivalents (1)	$26,320	$26,320
Marketable securities (2)	23,732	23,732
Total	$50,052	$50,052

September 30, 2019	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2019
	(In thousands)
Assets:
Cash equivalents (1)	$28,901	$28,901
Marketable securities (2)	20,222	20,222
Total	$49,123	$49,123

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets at December 31, 2019 and September 30, 2019. Not included in these tables are cash deposits of $84.9 million and $77.5 million at December 31, 2019 and September 30, 2019, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at December 31, 2019 and September 30, 2019.

For the fair value of our derivative instruments and senior notes, see Note 3 and Note 7, respectively.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters ended December 31, 2019 and 2018.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2019 and September 30, 2019:

	December 31, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,000	$11,172	$—
Buy foreign currency:
British pound (GBP)	GBP	6,277	$8,300	$—
Singapore dollar (SGD)	SGD	5,631	$4,200	$—

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	$—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	$—
Singapore dollar (SGD)	SGD	5,798	$4,200	$—

The foreign currency forward contracts were entered into on December 31, 2019 and September 30, 2019, respectively; therefore, their fair value was $0 on each of these dates.
Gain (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other expense, net, and consisted of the following:

	Quarter Ended December 31,
	2019	2018
	(In thousands)
Gains (losses) on foreign currency forward contracts	$1,145	$(404)

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended December 31,
	2019	2018
	(In thousands)
Completed technology	$575	$494
Customer contracts and relationships	1,140	1,008
Trade names	37	—
Non-compete agreements	44	—
Total	$1,796	$1,502

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2019 was as follows:

Year Ending September 30,	(In thousands)
2020 (excluding the quarter ended December 31, 2019)	$3,214
2021	3,664
2022	3,372
2023	1,317
2024	917
$12,484

The following table summarizes changes to goodwill during the quarter ended December 31, 2019, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2019	$588,614	$146,648	$68,280	$803,542
Foreign currency translation adjustment	8,292	—	1,016	9,308
Balance at December 31, 2019	$596,906	$146,648	$69,296	$812,850

5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
	(In thousands)
Property and equipment	$181,176	$172,075
Less: accumulated depreciation and amortization	(125,020)	(119,048)
	$56,156	$53,027

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2019, we had $95.0 million in borrowings outstanding at a weighted average interest rate of 2.900%. We were in compliance with all financial covenants under this credit facility as of December 31, 2019.

7. Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 10.0 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. We were in compliance with all financial covenants under the 2010 Senior Notes as of December 31, 2019.
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026.
On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”, along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). We have used the net proceeds to repay a large portion of the outstanding balance on our revolving credit facility. The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028.
The purchase agreements for the 2010 Senior Notes, as well as the indentures for the 2018 Senior Notes and 2019 Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the carrying amounts and fair values for the Senior Notes at December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
	Carrying Amounts (*)	Fair Value	Carrying Amounts (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	85,000	85,892	85,000	86,121
The 2018 Senior Notes	400,000	442,000	400,000	428,000
The 2019 Senior Notes	350,000	353,937	—	—
Total	$835,000	$881,829	$485,000	$514,121

(*) Amounts exclusive of net debt issuance cost of $11.7 million and $5.2 million at December 31, 2019 and September 30, 2019, respectively.
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
8. Restructuring Expenses
During the quarter ended December 31, 2019, we incurred $3.1 million in employee separation costs due to the elimination of 69 positions throughout the Company. Cash payment for all of the employee separation costs will be paid by the end of the second quarter of our fiscal 2020.
There were no restructuring expenses incurred during the quarter ended December 31, 2018.
The following table summarizes our restructuring accruals related to facility closures and employee separation. The balances at December 31, 2019 and September 30, 2019 were classified as current liabilities and recorded in other accrued liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at	Expense Additions	Cash Payments	Adjustment (*)	Accrual at
	September 30, 2019				December 31, 2019
	(In thousands)
Facilities charges	$1,378	$—	$—	$(1,378)	$—
Employee separation	—	3,104	(1,105)	—	1,999
	1,378	$3,104	$(1,105)	$(1,378)	1,999

(*) Upon adoption of Topic 842, accrued lease exit obligations of $1.4 million were reclassed to operating lease liabilities.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was (31.1)% and (7.7)% during the quarters ended December 31, 2019 and 2018, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rate for the quarters ended December 31, 2019 and 2018 was significantly impacted by the recording of excess tax benefits relating to stock awards that vested in December of each period. The impact is dependent upon the future stock price in relation to the fair value of awards on grant date. Therefore, the increase in stock price for stock awards that vested in December 2019 resulted in an increased excess tax benefit for the quarter ended December 31, 2019.
The total unrecognized tax benefit for uncertain tax positions is estimated to be $6.5 million and $5.8 million at December 31, 2019 and September 30, 2019, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.4 million and $0.3 million related to unrecognized tax benefits as of December 31, 2019 and September 30, 2019, respectively.
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
We also maintain the 2019 Employee Stock Purchase Plan, which authorizes the issuance of common stock to eligible employees. Employees have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price on the last trading day of each offering period. Offering period means the approximately six-month long periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August.
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2019:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2019	616	$89.36
Granted	16	352.18
Exercised	(93)	54.51
Forfeited	(1)	185.05
Outstanding at December 31, 2019	538	$103.12	2.94	$146,033
Exercisable at December 31, 2019	458	$81.93	2.39	$134,066
Vested and expected to vest at December 31, 2019	533	$101.77	2.91	$145,490

Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2019:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2019	998	$159.99
Granted	201	353.37
Released	(331)	138.52
Forfeited	(28)	166.59
Outstanding at December 31, 2019	840	$214.39

Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2019:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2019	195	$163.38
Granted	53	354.18
Released	(101)	152.45
Forfeited	(20)	175.50
Outstanding at December 31, 2019	127	$248.97

Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2019:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2019	100	$188.63
Granted	97	249.13
Released	(124)	171.42
Forfeited	(10)	202.48
Outstanding at December 31, 2019	63	$311.91

Employee Stock Purchase Plan
As our first semi-annual offering period started on September 1, 2019, no shares have been purchased during the quarter ended December 31, 2019.

11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2019 and 2018:

	Quarter Ended December 31,
	2019	2018
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$54,921	$40,007
Denominator - share:
Basic weighted-average shares	29,025	28,961
Effect of dilutive securities	1,144	1,375
Diluted weighted-average shares	30,169	30,336
Earnings per share:
Basic	$1.89	$1.38
Diluted	$1.82	$1.32

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 15,000 options excluded for the quarter ended December 31, 2019. There were no options excluded for the quarter ended December 31, 2018.
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

The following tables summarize segment information for the quarters ended December 31, 2019 and 2018:

	Quarter Ended December 31, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$98,837	$107,446	$14,091	$—	$220,374
Professional services	34,023	264	9,738	—	44,025
License	19,318	7,428	7,359	—	34,105
Total segment revenues	152,178	115,138	31,188	—	298,504
Segment operating expense	(116,010)	(17,712)	(50,645)	(34,210)	(218,577)
Segment operating income (loss)	$36,168	$97,426	$(19,457)	$(34,210)	79,927
Unallocated share-based compensation expense					(23,145)
Unallocated amortization expense					(1,796)
Unallocated restructuring and acquisition-related					(3,104)
Operating income					51,882
Unallocated interest expense, net					(9,768)
Unallocated other expense, net					(219)
Income before income taxes					$41,895
Depreciation expense	$4,349	$116	$986	$225	$5,676

	Quarter Ended December 31, 2018
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$97,165	$84,821	$12,207	$—	$194,193
Professional services	31,462	701	8,645	—	40,808
License	19,032	161	8,062	—	27,255
Total segment revenues	147,659	85,683	28,914	—	262,256
Segment operating expense	(107,598)	(13,482)	(39,562)	(29,254)	(189,896)
Segment operating income (loss)	$40,061	$72,201	$(10,648)	$(29,254)	72,360
Unallocated share-based compensation expense					(21,854)
Unallocated amortization expense					(1,502)
Operating income					49,004
Unallocated interest expense, net					(9,676)
Unallocated other expense, net					(2,172)
Income before income taxes					$37,156
Depreciation expense	$4,797	$125	$989	$233	$6,144

Information about disaggregated revenue by product deployment methods was as follows:

	Quarter Ended December 31, 2019
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$85,978	$66,200	$—	$152,178	51%
Scores	—	—	115,138	115,138	39%
Decision Management Software	23,679	7,509	—	31,188	10%
Total	$109,657	$73,709	$115,138	$298,504	100%

	Quarter Ended December 31, 2018
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$89,595	$58,064	$—	$147,659	56%
Scores	—	—	85,683	85,683	33%
Decision Management Software	23,609	5,305	—	28,914	11%
Total	$113,204	$63,369	$85,683	$262,256	100%

Information about disaggregated revenue by primary geographical markets was as follows:

	Quarter Ended December 31, 2019
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$85,466	$9,517	$39,784	$17,411	$152,178
Scores	110,197	284	1,538	3,119	115,138
Decision Management Software	15,587	4,333	7,265	4,003	31,188
Total	$211,250	$14,134	$48,587	$24,533	$298,504

	Quarter Ended December 31, 2018
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$80,949	$18,253	$32,562	$15,895	$147,659
Scores	82,073	514	1,534	1,562	85,683
Decision Management Software	13,824	5,225	6,124	3,741	28,914
Total	$176,846	$23,992	$40,220	$21,198	$262,256

13. Contract Balances and Performance Obligations
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

Receivables at December 31, 2019 and September 30, 2019 consisted of the following:

	December 31, 2019	September 30, 2019
	(In thousands)
Billed	$186,330	$206,714
Unbilled	134,334	127,651
	320,664	334,365
Less: allowance for doubtful accounts	(3,043)	(2,568)
Net receivables	317,621	331,797
Less: long-term receivables *	(35,981)	(34,370)
Short-term receivables *	$281,640	$297,427

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying condensed consolidated balance sheets.
Contract assets balance at December 31, 2019 and September 30, 2019 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the quarters ended December 31, 2019 and 2018 were as follows:

	Quarter Ended December 31,
	2019	2018
	(In thousands)
Beginning balance	$116,320	$108,118
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(47,934)	(53,339)
Increases due to billings, excluding amounts recognized as revenue during the period	51,291	53,388
Ending balance	$119,677	$108,167

(*) Ending balance at December 31, 2019 included current portion of $114.7 million and long-term portion of $5.0 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Ending balance at December 31, 2018 included current portion of $103.6 million and long-term portion of $4.6 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This does not include:

•	Revenue that will be recognized in future periods from usage-based royalty from license sales;

•	SaaS transactional revenue from variable considerations that will be recognized in the distinct service period during which it is earned; and

•
Revenue from variable considerations that will be recognized in accordance with the “right-to-invoice” practical expedient, such as fees from our professional services billed based on a time and materials basis.

Revenue allocated to remaining performance obligations was $307.5 million as of December 31, 2019, of which we expect to recognize approximately 51% over the next 18 months and the remainder thereafter.
14. Leases
We lease office space and data centers under operating lease arrangements, which constitute the majority of our lease obligations. We also enter into finance lease agreements from time to time for certain computer equipment. For any lease with a lease term in excess of 12 months, the related lease assets and liabilities are recognized on our condensed consolidated balance sheets as either operating or finance leases at the commencement of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components, and we have elected to combine these components together and account for them as a single lease component for all classes of assets. Leases with a lease term of 12 months or less are not recorded on our condensed consolidated balance sheets. Furthermore, we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We use a collateralized incremental borrowing rate based on the information available at the commencement date, including the lease term, in determining the present value of future payments. In calculating the incremental borrowing rates, we consider recent ratings from credit agencies and current lease demographic information. Our operating leases also typically require payment of real estate taxes, common area maintenance, insurance and other operating costs as well as payments that are adjusted based on a consumer price index. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components. Operating lease assets also include prepaid lease payments and initial direct costs, and are reduced by lease incentives. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.
The following table presents the lease balances within the condensed consolidated balance sheets:

	Balance Sheet Location	December 31, 2019
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$88,475
Finance leases (*)	Property and equipment, net	8,225
Total lease assets		$96,700
Liabilities
Current:
Operating leases	Other accrued liabilities	$16,657
Finance leases	Other accrued liabilities	2,729
Non-current:
Operating leases	Operating lease liabilities	80,424
Finance leases	Other liabilities	5,315
Total lease liabilities		$105,125
(*) Finance leases are recorded net of accumulated depreciation of $1.2 million.

The components of our operating and finance lease expenses were as follows:

Quarter Ended December 31, 2019
(In thousands)
Operating lease cost	$5,408
Finance lease cost:
Depreciation of lease assets	457
Interest on lease liabilities	59
Short-term lease cost	1,063
Variable lease cost	974
Total lease cost	$7,961
The following table presents weighted average lease term and weighted average discount rates related to our operating and finance leases:

	December 31, 2019
	Operating Leases	Finance Leases
Weighted average remaining lease term (in months)	71	34
Weighted average discount rate	3.82%	4.04%

Supplemental cash flow information related to our operating and finance leases was as follows:

Quarter Ended December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,050
Operating cash flows from finance leases	59
Financing cash flows from finance leases	425
Lease assets obtained in exchange for new lease liabilities:
Operating leases	2,893
Finance leases	3,045

Future lease payments under our non-cancellable leases as of December 31, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$14,191	$2,252
Fiscal 2021	20,585	3,003
Fiscal 2022	18,240	3,003
Fiscal 2023	17,297	267
Fiscal 2024	14,685	—
Fiscal 2025	8,327	—
Thereafter	15,268	—
Total future undiscounted lease payments	108,593	8,525
Less imputed interest	(11,512)	(481)
Total reported lease liability	$97,081	$8,044

In accordance with the prior guidance—ASC 840, Leases—our leases were previously designated as either capital or operating. Previously designated capital leases are now considered finance leases under the new guidance, Topic 842. The designation of operating leases remains substantially unchanged under the new guidance. The future minimum lease payments by fiscal year as determined prior to the adoption of Topic 842 under our previously designated capital and operating leases as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, were as follows:

(In thousands)	Operating Leases	Capital Leases
Fiscal 2020	$19,842	$1,935
Fiscal 2021	19,969	1,934
Fiscal 2022	17,677	1,934
Fiscal 2023	16,940	—
Fiscal 2024	14,887	—
Thereafter	24,431	—
Total minimum lease payments	$113,746	5,803
Less amount representing interest		(379)
Present value of minimum lease payments		$5,424

15. Contingencies
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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Current Reports on Form 8-K to be filed by us in fiscal 2020.
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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 33% and 37% of total consolidated revenues for the quarters ended December 31, 2019 and 2018, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 84% and 87% of our revenues were derived from within this industry during the quarters ended December 31, 2019 and 2018, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 74% of our revenues during each of the quarters ended December 31, 2019 and 2018.

Revenue increased 14% to $298.5 million during the quarter ended December 31, 2019 from $262.3 million during the quarter ended December 31, 2018. We continue to drive growth in our Scores segment. Scores revenue increased 34% to $115.1 million during the quarter ended December 31, 2019 from $85.7 million during the quarter ended December 31, 2018. Scores operating income increased 35% to $97.4 million during the quarter ended December 31, 2019 from $72.2 million during the quarter ended December 31, 2018. For our Applications and Decision Management Software segments, cloud business continues to grow as we pursue our cloud-first strategy. Cloud revenues increased 16% to $73.7 million during the quarter ended December 31, 2019 from $63.4 million during the quarter ended December 31, 2018.
Operating income increased 6% to $51.9 million during the quarter ended December 31, 2019 from $49.0 million during the quarter ended December 31, 2018. Net earnings increased 37% to $54.9 million from $40.0 million primarily driven by higher excess tax benefits related to stock-based compensation as well as higher operating income during the quarter ended December 31, 2019.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter ended December 31, 2019, we repurchased approximately 0.17 million shares at a total repurchase price of $60.0 million. As of December 31, 2019, we had $160.3 million remaining under our current stock repurchase program.
Bookings
Management uses bookings as an indicator of our business performance. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. We consider contract terms, knowledge of the marketplace and experience with our customers, among other factors, when determining the estimated value of contract bookings. While we disclose estimated revenue expected to be recognized in the future related to unsatisfied performance obligations in Note 13 to the accompanying condensed consolidated financial statements, we believe bookings amount is still a meaningful measure of our business as it includes estimated revenues omitted from Note 13, such as usage-based royalties derived from our software licenses, among others.
Bookings calculations have varying degrees of certainty depending on the revenue type and individual contract terms. Our revenue types are transactional and maintenance, professional services and license as defined in Revenue Recognition in the Critical Accounting Policy and Estimates. Our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update initial booking estimates in future periods for changes between estimated and actual results. Actual revenue and the timing thereof could differ materially from our initial estimates. The following paragraphs discuss the key assumptions used to calculate bookings and the susceptibility of these assumptions to variability.
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
License Bookings
On-premises licenses are sold on a perpetual or term basis. When the fee is in the form of a fixed consideration, including the guaranteed minimum in usage-based royalty, the fixed amount is recorded as a license booking. The variable amount, including usage-based royalty not subject to the guaranteed minimum or earned in excess of the minimum amount is recorded as a transactional and maintenance booking. Please refer to Transactional and Maintenance Bookings above on how we develop estimates for such bookings.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended December 31, 2019	$112.1	14%	25	39
Quarter Ended December 31, 2018	$106.6	15%	23	31

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.
Transactional and maintenance bookings were 37% and 55% of total bookings for the quarters ended December 31, 2019 and 2018, respectively. Professional services bookings were 36% and 33% of total bookings for the quarters ended December 31, 2019 and 2018, respectively. License bookings were 27% and 12% of total bookings for the quarters ended December 31, 2019 and 2018, respectively.
RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2019 and 2018:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018	2019	2018
	(In thousands)				(In thousands)
Applications	$152,178	$147,659	51%	56%	$4,519	3%
Scores	115,138	85,683	39%	33%	29,455	34%
Decision Management Software	31,188	28,914	10%	11%	2,274	8%
Total	$298,504	$262,256	100%	100%	36,248	14%

Applications

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
	(In thousands)		(In thousands)
Transactional and maintenance	$98,837	$97,165	$1,672	2%
Professional services	34,023	31,462	2,561	8%
License	19,318	19,032	286	2%
Total	$152,178	$147,659	4,519	3%
Applications segment revenues increased $4.5 million primarily due to a $4.4 million increase in our originations solutions, driven by an increase in services revenue and SaaS subscription revenue classified as transactional and maintenance revenue.

Scores

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
	(In thousands)		(In thousands)
Transactional and maintenance	$107,446	$84,821	$22,625	27%
Professional services	264	701	(437)	(62)%
License	7,428	161	7,267	4,514%
Total	$115,138	$85,683	29,455	34%
Scores segment revenues increased $29.5 million due to an increase of $26.4 million in our business-to-business scores revenue and $3.1 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in auto activities, an increase in mortgage volumes, as well as a large annual license deal recognized during the quarter ended December 31, 2019. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended December 31, 2019 and 2018, revenues generated from our agreements with Experian accounted for 13% and 11%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 16% and 14%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2019	2018
	(In thousands)		(In thousands)
Transactional and maintenance	$14,091	$12,207	$1,884	15%
Professional services	9,738	8,645	1,093	13%
License	7,359	8,062	(703)	(9)%
Total	$31,188	$28,914	2,274	8%
Decision Management Software segment revenues increased $2.3 million primarily attributable to an increase in our SaaS subscription revenue classified as transactional and maintenance revenue and services revenue.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2019 and 2018:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2019	2018	2019	2018
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$298,504	$262,256	100%	100%	$36,248	14%
Operating expenses:
Cost of revenues	90,758	76,066	30%	29%	14,692	19%
Research and development	38,943	35,426	13%	13%	3,517	10%
Selling, general and administrative	112,021	100,258	38%	38%	11,763	12%
Amortization of intangible assets	1,796	1,502	1%	1%	294	20%
Restructuring and acquisition-related	3,104	—	1%	—%	3,104	—%
Total operating expenses	246,622	213,252	83%	81%	33,370	16%
Operating income	51,882	49,004	17%	19%	2,878	6%
Interest expense, net	(9,768)	(9,676)	(3)	(4)%	(92)	1%
Other expense, net	(219)	(2,172)	—	(1)%	1,953	(90)%
Income before income taxes	41,895	37,156	14%	14%	4,739	13%
Income tax benefit	(13,026)	(2,851)	(4)%	(1)%	(10,175)	357%
Net income	$54,921	$40,007	18%	15%	14,914	37%
Number of employees at quarter end	3,956	3,772			184	5%

Cost of Revenues

Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in delivering software products, operating SaaS infrastructure, and providing support, implementation and consulting services; allocated overhead facilities and data center costs; software royalty fees; credit bureau data and processing services; third-party hosting fees related to our SaaS services; travel costs and outside services.
Cost of revenues as a percentage of revenues increased to 30% during the quarter ended December 31, 2019 from 29% during the quarter ended December 31, 2018. The $14.7 million increase was primarily attributable to a $4.6 million increase in personnel and labor costs, a $3.9 million increase in allocated facilities and infrastructure costs, and a $3.6 million increase in direct materials cost. The increase in personnel and labor costs was primarily attributable to an increase in headcount. The increase in facilities and infrastructure costs and direct materials cost was primarily attributable to increased resource requirement due to expansion in our cloud infrastructure operations.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
The quarter over quarter increase in research and development expenses of $3.5 million was primarily attributable to an increase in labor and personnel costs as a result of increased headcount. Research and development expenses as a percentage of revenues was 13% during the quarter ended December 31, 2019, consistent with that incurred during the quarter ended December 31, 2018.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The quarter over quarter increase in selling, general and administrative expenses of $11.8 million was primarily attributable to a $6.7 million increase in personnel and labor costs as a result of increased headcount; as well as a $4.2 million increase in marketing costs, primarily driven by a company-wide marketing event — FICO WORLD19 — held during the quarter ended December 31, 2019. Selling, general and administrative expenses as a percentage of revenues was 38% during the quarter ended December 31, 2019, consistent with that incurred during the quarter ended December 31, 2018.
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
Amortization expense was $1.8 million during the quarter ended December 31, 2019 versus $1.5 million during the quarter ended December 31, 2018.
Restructuring and Acquisition-Related
During the quarter ended December 31, 2019, we incurred employee separation costs of $3.1 million due to the elimination of 69 positions throughout the Company. Cash payment for all the employee separation costs will be paid by the end of the second quarter of our fiscal 2020. There was no acquisition-related expense during the quarter ended December 31, 2019.
There were no restructuring or acquisition-related expenses during the quarter ended December 31, 2018.
Interest Expense, Net
Interest expense includes primarily interest on the senior notes issued in July 2010, May 2018, and December 2019, as well as interest and credit facility fees on the revolving line of credit. Our consolidated statements of income and comprehensive income include interest expense netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
Interest expense was $9.9 million during the quarter ended December 31, 2019 versus $9.7 million during the quarter ended December 31, 2018.
Other Expense, Net
Other expense, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
The quarter over quarter decrease of $2.0 million in other expense, net was primarily due to an increase in net unrealized gains on our supplemental retirement and savings plan, partially offset by an increase in foreign currency exchange loss.
Income Tax Benefit
The effective income tax rate was (31.1)% and (7.7)% during the quarters ended December 31, 2019 and 2018, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the quarters ended December 31, 2019 and 2018 was significantly impacted by the recording of excess tax benefits relating to stock awards that vested in December of each period. The impact is dependent upon the future stock price in relation to the fair value of awards on grant date. Therefore, the increase in stock price for stock awards that vested in December 2019 resulted in an increased excess tax benefit for the quarter ended December 31, 2019.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2019 and 2018:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2019	2018
	(In thousands)		(In thousands)
Applications	$36,168	$40,061	$(3,893)	(10)%
Scores	97,426	72,201	25,225	35%
Decision Management Software	(19,457)	(10,648)	(8,809)	83%
Corporate expenses	(34,210)	(29,254)	(4,956)	17%
Total segment operating income	79,927	72,360	7,567	10%
Unallocated share-based compensation	(23,145)	(21,854)	(1,291)	6%
Unallocated amortization expense	(1,796)	(1,502)	(294)	20%
Unallocated restructuring and acquisition-related	(3,104)	—	(3,104)	—%
Operating income	$51,882	$49,004	2,878	6%
Applications

	Quarter Ended December 31,		Percentage of Revenues
	2019	2018	2019	2018
	(In thousands)
Segment revenues	$152,178	$147,659	100%	100%
Segment operating expense	(116,010)	(107,598)	(76)%	(73)%
Segment operating income	$36,168	$40,061	24%	27%

Scores

	Quarter Ended December 31,		Percentage of Revenues
	2019	2018	2019	2018
	(In thousands)
Segment revenues	$115,138	$85,683	100%	100%
Segment operating expense	(17,712)	(13,482)	(15)%	(16)%
Segment operating income	$97,426	$72,201	85%	84%
Decision Management Software

	Quarter Ended December 31,		Percentage of Revenues
	2019	2018	2019	2018
	(In thousands)
Segment revenues	$31,188	$28,914	100%	100%
Segment operating expense	(50,645)	(39,562)	(162)%	(137)%
Segment operating loss	$(19,457)	$(10,648)	(62)%	(37)%
The quarter over quarter $2.9 million increase in operating income was primarily attributable to a $36.2 million increase in segment revenues, partially offset by a $23.7 million increase in segment operating expenses, a $4.9 million increase in corporate expenses, a $3.1 million increase in restructuring and acquisition-related cost, and a $1.3 million increase in share-based compensation cost.

At the segment level, the quarter over quarter $7.6 million increase in segment operating income was the result of a $25.2 million increase in our Scores segment operating income, partially offset by an $8.8 million increase in our Decision Management Software segment operating loss, a $4.9 million increase in corporate expense, and a $3.9 million decrease in our Applications segment operating income.
The quarter over quarter $3.9 million decrease in Applications segment operating income was due to an $8.4 million increase in segment operating expenses, partially offset by a $4.5 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 24% from 27% primarily due to increased headcount as well as our continued investment in cloud infrastructure operations.
The quarter over quarter $25.2 million increase in Scores segment operating income was due to a $29.4 million increase in segment revenue, partially offset by a $4.2 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores during the quarter ended December 31, 2019 was 85%, materially consistent with the quarter ended December 31, 2018.
The quarter over quarter $8.8 million increase in Decision Management Software segment operating loss was due to an $11.1 million increase in segment operating expenses, partially offset by a $2.3 million increase in segment revenue. Segment operating margin for Decision Management Software decreased to a negative 62% from a negative 37% primarily due to increase headcount as well as our continued investment in cloud infrastructure operations.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2019, we had $111.2 million in cash and cash equivalents, which included $88.7 million held off-shore by our foreign subsidiaries. We believe these balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $85.0 million principal payment due in July 2020 on our senior notes issued in July 2010. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Additionally, though we do not anticipate the need to repatriate any undistributed earnings from our foreign subsidiaries for the foreseeable future, we may take advantage of opportunities where we are able to repatriate these earnings to the U.S. without material incremental tax provision.
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
Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2019	2018
	(In thousands)
Cash provided by (used in):
Operating activities	$60,365	$48,857	$11,508
Investing activities	(9,011)	(8,675)	(336)
Financing activities	(48,195)	(50,137)	1,942
Effect of exchange rate changes on cash	1,631	(172)	1,803
Increase (decrease) in cash and cash equivalents	$4,790	$(10,127)	14,917

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $60.4 million during the quarter ended December 31, 2019 from $48.9 million during the quarter ended December 31, 2018. The $11.5 million increase was primarily attributable to a $14.9 million increase in net income, partially offset by a $4.2 million decrease that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $9.0 million for the quarter ended December 31, 2019 from $8.7 million for the quarter ended December 31, 2018. The $0.3 million increase was primarily attributable to a $0.4 million increase in purchases of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $48.2 million for the quarter ended December 31, 2019 from $50.1 million for the quarter ended December 31, 2018. The $1.9 million decrease was primarily attributable to a $350.0 million increase in proceeds from issuance of senior notes and a $22.7 million decrease in repurchases of common stock, partially offset by a $318.0 million increase in payments, net of proceeds, on our revolving line of credit, a $43.1 million increase in taxes paid related to net share settlement of equity awards, a $6.8 million increase in debt issuance cost, and a $2.5 million decrease in proceeds from issuance of treasury stock under employee stock plans.
Repurchases of Common Stock
In July 2019, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to the July 2019 program, we repurchased 168,383 shares of our common stock at a total repurchase price of $60.0 million during the quarter ended December 31, 2019.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.5 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2019, we had $95.0 million in borrowings outstanding at a weighted average interest rate of 2.900% and were in compliance with all financial covenants under this credit facility.

Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 10.0 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”, and with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. The purchase agreements for the 2010 Senior Notes, as well as the indenture for the 2018 Senior Notes and 2019 Senior Notes contain certain covenants typical of unsecured obligations. As of December 31, 2019, the carrying value of the Senior Notes was $823.3 million and we were in compliance with all financial covenants under these obligations.
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
License revenue is derived from contracts in which we grant our direct customers or distributors the right to deploy or resell our software and scoring products and solutions on-premises. Our software offerings often include a perpetual or term-based license and post-contract support or maintenance, both of which generally represent distinct performance obligations and are accounted for separately. The transaction price is either in the form of a fixed consideration with separate stated prices for license and maintenance, or a usage-based royalty—sometimes subject to a guaranteed minimum—for the license and maintenance bundle. When the amount is in the form of a fixed consideration, including the guaranteed minimum in usage-based royalty, license revenue from distinct on-premises license is recognized at the point in time when the software or scoring solution is made available to the customer or distributor. Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as transactional revenue when the subsequent sales or usage occurs. Revenue allocated to maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits.

In addition to usage-based royalty on our software and scoring products, transactional revenue is also derived from SaaS contracts in which we provide customers with access to and standard support for our software application either in the FICO® Analytic Cloud or AWS, our primary cloud infrastructure provider, on a subscription basis. The transaction price typically includes a fixed consideration in the form of a guaranteed minimum that allows up to a certain level of usage and a variable consideration in the form of usage or transaction-based fees in excess of the minimum threshold; or usage or transaction-based variable amount not subject to a minimum threshold. We determined the nature of our SaaS arrangements is to provide continuous access to our hosted application in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception—subject to any constraints that may apply—and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue in the period during which it is earned.
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

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Topic 842, which requires the recognition of operating lease assets and lease liabilities on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
In the first quarter of fiscal 2020, we adopted Topic 842 using the “Comparatives Under 840 Option” approach to transition. In accordance with the standard, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Topic 842 provides a package of practical expedients that allow us to not reassess (1) whether any expired or existing contracts contain a lease, (2) the lease classification of any expired or existing lease, and (3) initial direct costs for any existing leases. We elected to apply the package of practical expedients, and did not elect the hindsight practical expedient in determining the lease term for existing leases as of October 1, 2019.
Adoption of Topic 842 did not result in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $89.8 million and $98.9 million, respectively, while our accounting for existing capital leases (now referred to as finance leases) remained substantially unchanged. We expect the impact of adoption to be immaterial to our consolidated statements of income and comprehensive income and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 14 to the accompanying condensed consolidated financial statements for additional information regarding our accounting policy for leases and additional disclosures.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 326 on our consolidated financial statements.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2019 and September 30, 2019:

	December 31, 2019			September 30, 2019
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$111,216	$111,216	0.52%	$106,426	$106,426	0.66%

On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private placement to a group of institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”, and with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	85,000	85,892	85,000	86,121
The 2018 Senior Notes	400,000	442,000	400,000	428,000
The 2019 Senior Notes	350,000	353,937	—	—
Total	$835,000	$881,829	$485,000	$514,121

(*) Carrying value of the Senior Notes was reduced by the net debt issuance costs of $11.7 million and $5.2 million at December 31, 2019 and September 30, 2019, respectively.
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $95.0 million in borrowings outstanding at a weighted average interest rate of 2.900% under the credit facility as of December 31, 2019.

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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2019 and September 30, 2019:

	December 31, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,000	$11,172	$—
Buy foreign currency:
British pound (GBP)	GBP	6,277	$8,300	$—
Singapore dollar (SGD)	SGD	5,631	$4,200	$—

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		US$	US$
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	$—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	$—
Singapore dollar (SGD)	SGD	5,798	$4,200	$—
The foreign currency forward contracts were entered into on December 31, 2019 and September 30, 2019, respectively; therefore, their fair value was $0 on each of these dates.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019 through October 31, 2019	2,630	$307.44	—	$220,332,604
November 1, 2019 through November 30, 2019	70,020	$352.96	70,000	$195,624,692
December 1, 2019 through December 31, 2019	334,205	$360.66	98,383	$160,323,403
	406,855		168,383	$160,323,403

(1)	Includes 238,472 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2019.

(2)
In July 2019, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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

4.1
Indenture dated as of December 6, 2019 by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 6, 2019 (file no. 001-11689)).

4.2	Form of the Company’s 4.00% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 6, 2019 (file no. 001-11689)).

10.1 *	Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan.

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	January 30, 2020

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 30, 2020

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)