Form 10-Q
period 2020-03-31
FAIR ISAAC CORP
filed 2020-04-29
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
The number of shares of common stock outstanding on April 17, 2020 was 29,003,489 (excluding 59,853,294 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	September 30, 2019
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$108,966	$106,426
Accounts receivable, net	307,307	297,427
Prepaid expenses and other current assets	67,398	51,853
Total current assets	483,671	455,706
Marketable securities	19,544	20,222
Other investments	1,594	1,643
Property and equipment, net	59,491	53,027
Operating lease right-of-use assets	87,142	—
Goodwill	804,650	803,542
Intangible assets, net	11,177	14,139
Deferred income taxes	7,097	6,006
Other assets	77,766	79,163
Total assets	$1,552,132	$1,433,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,306	$23,118
Accrued compensation and employee benefits	68,507	106,240
Other accrued liabilities	62,605	32,454
Deferred revenue	114,406	111,016
Current maturities on debt	209,000	218,000
Total current liabilities	479,824	490,828
Long-term debt	738,632	606,790
Operating lease liabilities	77,485	—
Other liabilities	42,040	46,063
Total liabilities	1,337,981	1,143,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,082 and 28,944 shares outstanding at March 31, 2020 and September 30, 2019, respectively)	291	289
Additional paid-in-capital	1,169,217	1,225,365
Treasury stock, at cost (59,775 and 59,913 shares at March 31, 2020 and September 30, 2019, respectively)	(2,930,165)	(2,802,450)
Retained earnings	2,069,857	1,956,648
Accumulated other comprehensive loss	(95,049)	(90,085)
Total stockholders’ equity	214,151	289,767
Total liabilities and stockholders’ equity	$1,552,132	$1,433,448

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$240,702	$211,779	$461,076	$405,972
Professional services	47,905	50,555	91,930	91,363
License	19,364	15,900	53,469	43,155
Total revenues	307,971	278,234	606,475	540,490
Operating expenses:
Cost of revenues	88,139	85,568	178,897	161,634
Research and development	39,439	37,684	78,382	73,110
Selling, general and administrative	103,465	104,930	215,486	205,188
Amortization of intangible assets	1,202	1,503	2,998	3,005
Restructuring and acquisition-related	—	—	3,104	—
Total operating expenses	232,245	229,685	478,867	442,937
Operating income	75,726	48,549	127,608	97,553
Interest expense, net	(11,254)	(10,008)	(21,022)	(19,684)
Other income (expense), net	(2,008)	1,433	(2,227)	(739)
Income before income taxes	62,464	39,974	104,359	77,130
Income tax provision (benefit)	4,176	6,593	(8,850)	3,742
Net income	58,288	33,381	113,209	73,388
Other comprehensive gain (loss):
Foreign currency translation adjustments	(19,056)	2,925	(4,964)	(340)
Comprehensive income	$39,232	$36,306	$108,245	$73,048
Earnings per share:
Basic	$2.00	$1.15	$3.89	$2.53
Diluted	$1.94	$1.10	$3.76	$2.42
Shares used in computing earnings per share:
Basic	29,194	29,074	29,109	29,017
Diluted	29,985	30,259	30,076	30,297

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at December 31, 2019	29,186	$292	$1,148,190	$(2,843,097)	$2,011,569	$(75,993)	$240,961
Share-based compensation	—	—	22,788	—	—	—	22,788
Issuance of treasury stock under employee stock plans	186	2	(1,761)	8,930	—	—	7,171
Repurchases of common stock	(290)	(3)	—	(95,998)	—	—	(96,001)
Net income	—	—	—	—	58,288	—	58,288
Foreign currency translation adjustments	—	—	—	—	—	(19,056)	(19,056)
Balance at March 31, 2020	29,082	$291	$1,169,217	$(2,930,165)	$2,069,857	$(95,049)	$214,151

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at December 31, 2018	29,056	$291	$1,176,770	$(2,674,011)	$1,804,531	$(79,686)	$227,895
Share-based compensation	—	—	20,482	—	—	—	20,482
Issuance of treasury stock under employee stock plans	150	2	(6,911)	6,727	—	—	(182)
Repurchases of common stock	(150)	(2)	—	(37,021)	—	—	(37,023)
Net income	—	—	—	—	33,381	—	33,381
Foreign currency translation adjustments	—	—	—	—	—	2,925	2,925
Balance at March 31, 2019	29,056	$291	$1,190,341	$(2,704,305)	$1,837,912	$(76,761)	$247,478

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2019	28,944	$289	$1,225,365	$(2,802,450)	$1,956,648	$(90,085)	$289,767
Share-based compensation	—	—	45,933	—	—	—	45,933
Issuance of treasury stock under employee stock plans	596	6	(102,081)	28,291	—	—	(73,784)
Repurchases of common stock	(458)	(4)	—	(156,006)	—	—	(156,010)
Net income	—	—	—	—	113,209	—	113,209
Foreign currency translation adjustments	—	—	—	—	—	(4,964)	(4,964)
Balance at March 31, 2020	29,082	$291	$1,169,217	$(2,930,165)	$2,069,857	$(95,049)	$214,151

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2018 (As Adjusted)	29,015	$290	$1,211,051	$(2,612,007)	$1,764,524	$(76,421)	$287,437
Share-based compensation	—	—	42,336	—	—	—	42,336
Issuance of treasury stock under employee stock plans	616	6	(63,046)	27,420	—	—	(35,620)
Repurchases of common stock	(575)	(5)	—	(119,718)	—	—	(119,723)
Net income	—	—	—	—	73,388	—	73,388
Foreign currency translation adjustments	—	—	—	—	—	(340)	(340)
Balance at March 31, 2019	29,056	$291	$1,190,341	$(2,704,305)	$1,837,912	$(76,761)	$247,478
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$113,209	$73,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,535	15,786
Share-based compensation	45,933	42,336
Deferred income taxes	(1,213)	74
Net loss on marketable securities	2,526	1,300
Non-cash operating lease costs	10,000	—
Provision for doubtful accounts, net	2,459	391
Net (gain) loss on sales of property and equipment	59	(5)
Changes in operating assets and liabilities:
Accounts receivable	(13,823)	(5,015)
Prepaid expenses and other assets	(19,656)	(12,219)
Accounts payable	1,833	(2,210)
Accrued compensation and employee benefits	(37,339)	(16,970)
Other liabilities	(4,659)	(2,672)
Deferred revenue	6,995	2,462
Net cash provided by operating activities	121,859	96,646
Cash flows from investing activities:
Purchases of property and equipment	(13,166)	(10,644)
Proceeds from sales of marketable securities	3,385	2,267
Purchases of marketable securities	(5,232)	(4,396)
Distribution from other investments	55	—
Net cash used in investing activities	(14,958)	(12,773)
Cash flows from financing activities:
Proceeds from revolving line of credit	156,000	138,000
Payments on revolving line of credit	(377,000)	(80,000)
Proceeds from issuance of senior notes	350,000	—
Payments on debt issuance costs	(6,840)	—
Payments on finance leases	(712)	—
Proceeds from issuance of treasury stock under employee stock plans	23,216	12,850
Taxes paid related to net share settlement of equity awards	(97,000)	(48,470)
Repurchases of common stock	(148,008)	(119,723)
Net cash used in financing activities	(100,344)	(97,343)
Effect of exchange rate changes on cash	(4,017)	332
Increase (decrease) in cash and cash equivalents	2,540	(13,138)
Cash and cash equivalents, beginning of period	106,426	90,023
Cash and cash equivalents, end of period	$108,966	$76,885
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,475	$7,962
Cash paid for interest	$16,181	$19,686
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$1,920	$77
Unsettled repurchases of common stock	$8,002	$—
Finance lease obligations incurred	$5,148	$—

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
As discussed in New Accounting Pronouncements below and Note 13, effective October 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”) using the modified retrospective approach, under which financial results reported in prior periods were not restated.  As a result, the condensed consolidated balance sheet as of March 31, 2020 is not comparable with that as of September 30, 2019. See our Annual Report on Form 10-K filed with the SEC on November 8, 2019 for lease policies that were in effect in prior periods before adoption of Topic 842.
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
Adoption of Topic 842 did not result in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $89.8 million and $98.9 million, respectively, while our accounting for existing capital leases (now referred to as finance leases) remained substantially unchanged. We expect the impact of adoption to be immaterial to our consolidated statements of income and comprehensive income and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 13 for additional information regarding our accounting policy for leases and additional disclosures.
Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means that it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We do not believe that adoption of ASU 2018-15 will have a significant impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We do not believe that adoption of Topic 326 will have a significant impact on our consolidated financial statements.
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

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We do not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2020 and September 30, 2019.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2020 and September 30, 2019. We measure the fair value of the Senior Notes (as defined in Note 7) based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2020 and September 30, 2019.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2020 and September 30, 2019:

March 31, 2020	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2020
	(In thousands)
Assets:
Cash equivalents (1)	$25,166	$25,166
Marketable securities (2)	19,544	19,544
Total	$44,710	$44,710

September 30, 2019	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2019
	(In thousands)
Assets:
Cash equivalents (1)	$28,901	$28,901
Marketable securities (2)	20,222	20,222
Total	$49,123	$49,123

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets at March 31, 2020 and September 30, 2019. Not included in these tables are cash deposits of $83.8 million and $77.5 million at March 31, 2020 and September 30, 2019, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at March 31, 2020 and September 30, 2019.

For the fair value of our derivative instruments and senior notes, see Note 3 and Note 7, respectively.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and six-month periods ended March 31, 2020 and 2019.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2020 and September 30, 2019:

	March 31, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,000	$11,004	$—
Buy foreign currency:
British pound (GBP)	GBP	21,781	$27,000	$—
Singapore dollar (SGD)	SGD	10,274	$7,200	$—

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	$—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	$—
Singapore dollar (SGD)	SGD	5,798	$4,200	$—

The foreign currency forward contracts were entered into on March 31, 2020 and September 30, 2019, respectively; therefore, their fair value was $0 on each of these dates.
Gain (losses) on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(2,194)	$720	$(1,049)	$316

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)
Completed technology	$463	$494	$1,038	$988
Customer contracts and relationships	658	1,009	1,798	2,017
Trade names	38	—	75	—
Non-compete agreements	43	—	87	—
Total	$1,202	$1,503	$2,998	$3,005

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2020 was as follows:

Year Ending September 30,	(In thousands)
2020 (excluding the six months ended March 31, 2020)	$1,987
2021	3,622
2022	3,334
2023	1,317
2024	917
$11,177

The following table summarizes changes to goodwill during the six months ended March 31, 2020, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2019	$588,614	$146,648	$68,280	$803,542
Foreign currency translation adjustment	1,006	—	102	1,108
Balance at March 31, 2020	$589,620	$146,648	$68,382	$804,650

5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
	(In thousands)
Property and equipment	$184,539	$172,075
Less: accumulated depreciation and amortization	(125,048)	(119,048)
	$59,491	$53,027

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes (as defined in Note 7) in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2020, we had $124.0 million in borrowings outstanding at a weighted average interest rate of 2.277% and were in compliance with all financial covenants under this credit facility.

7. Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 10.0 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. We were in compliance with all financial covenants under the 2010 Senior Notes as of March 31, 2020.
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026.
On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). We have used the net proceeds to repay a large portion of the outstanding balance on our revolving credit facility. The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028.
The purchase agreements for the 2010 Senior Notes, as well as the indentures for the 2018 Senior Notes and 2019 Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	85,000	85,255	85,000	86,121
The 2018 Senior Notes	400,000	402,000	400,000	428,000
The 2019 Senior Notes	350,000	331,625	—	—
Total	$835,000	$818,880	$485,000	$514,121

(*) The carrying value of the Senior Notes was reduced by the net debt issuance costs of $11.4 million and $5.2 million at March 31, 2020 and September 30, 2019, respectively.
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
8. Restructuring Expenses
There were no restructuring expenses incurred during the quarter ended March 31, 2020. During the six-month period ended March 31, 2020, we incurred $3.1 million in employee separation costs due to the elimination of 69 positions throughout the Company. We expect that cash payment for all the employee separation costs will be paid by the end of our fiscal 2020.
There were no restructuring expenses incurred during the quarter and six-month period ended March 31, 2019.
The following table summarizes our restructuring accruals related to facility closures and employee separation. The balances at March 31, 2020 and September 30, 2019 were classified as current liabilities and recorded in other accrued liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at	Expense Additions	Cash Payments	Adjustment (*)	Accrual at
	September 30, 2019				March 31, 2020
	(In thousands)
Facilities charges	$1,378	$—	$—	$(1,378)	$—
Employee separation	—	3,104	(2,956)	—	148
	1,378	$3,104	$(2,956)	$(1,378)	148

(*) Upon adoption of Topic 842, accrued lease exit obligations of $1.4 million were reclassed to operating lease liabilities.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was 6.7% and 16.5% during the quarters ended March 31, 2020 and 2019, respectively, and (8.5)% and 4.9% during the six months ended March 31, 2020 and 2019, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the six months ended March 31, 2020 and 2019 were both impacted by the recording of excess tax benefits relating to stock awards that vested in December of both years. In addition, stock exercises during the quarter ended March 31, 2020 resulted in an additional increase in excess tax benefits.
The total unrecognized tax benefit for uncertain tax positions is estimated to be $7.1 million and $5.8 million at March 31, 2020 and September 30, 2019, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.5 million and $0.3 million related to unrecognized tax benefits as of March 31, 2020 and September 30, 2019, respectively.

10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2020 and 2019:

	Quarter Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net Income	$58,288	$33,381	$113,209	$73,388
Denominator - share:
Basic weighted-average shares	29,194	29,074	29,109	29,017
Effect of dilutive securities	791	1,185	967	1,280
Diluted weighted-average shares	29,985	30,259	30,076	30,297
Earnings per share:
Basic	$2.00	$1.15	$3.89	$2.53
Diluted	$1.94	$1.10	$3.76	$2.42

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 13,000 and 15,000 options excluded for the quarter ended March 31, 2020 and 2019, respectively. There were approximately 14,000 and 7,000 options excluded for the six months ended March 31, 2020 and 2019, respectively.
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
The following tables summarize segment information for the quarters and six-month periods ended March 31, 2020 and 2019:

	Quarter Ended March 31, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$97,789	$127,610	$15,303	$—	$240,702
Professional services	35,134	819	11,952	—	47,905
License	7,356	719	11,289	—	19,364
Total segment revenues	140,279	129,148	38,544	—	307,971
Segment operating expense	(111,456)	(15,660)	(47,354)	(33,785)	(208,255)
Segment operating income (loss)	$28,823	$113,488	$(8,810)	$(33,785)	99,716
Unallocated share-based compensation expense					(22,788)
Unallocated amortization expense					(1,202)
Operating income					75,726
Unallocated interest expense, net					(11,254)
Unallocated other expense, net					(2,008)
Income before income taxes					$62,464
Depreciation expense	$4,553	$141	$1,158	$108	$5,960

	Quarter Ended March 31, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$97,074	$102,363	$12,342	$—	$211,779
Professional services	35,981	901	13,673	—	50,555
License	8,760	1,139	6,001	—	15,900
Total segment revenues	141,815	104,403	32,016	—	278,234
Segment operating expense	(111,643)	(16,167)	(40,384)	(39,506)	(207,700)
Segment operating income (loss)	$30,172	$88,236	$(8,368)	$(39,506)	70,534
Unallocated share-based compensation expense					(20,482)
Unallocated amortization expense					(1,503)
Operating income					48,549
Unallocated interest expense, net					(10,008)
Unallocated other expense, net					1,433
Income before income taxes					$39,974
Depreciation expense	$4,662	$132	$972	$229	$5,995

	Six Months Ended March 31, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$196,626	$235,056	$29,394	$—	$461,076
Professional services	69,157	1,083	21,690	—	91,930
License	26,674	8,147	18,648	—	53,469
Total segment revenues	292,457	244,286	69,732	—	606,475
Segment operating expense	(227,466)	(33,372)	(97,999)	(67,995)	(426,832)
Segment operating income (loss)	$64,991	$210,914	$(28,267)	$(67,995)	179,643
Unallocated share-based compensation expense					(45,933)
Unallocated amortization expense					(2,998)
Unallocated restructuring and acquisition-related					(3,104)
Operating income					127,608
Unallocated interest expense, net					(21,022)
Unallocated other income, net					(2,227)
Income before income taxes					$104,359
Depreciation expense	$8,902	$257	$2,144	$333	$11,636

	Six Months Ended March 31, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$194,239	$187,184	$24,549	$—	$405,972
Professional services	67,443	1,602	22,318	—	91,363
License	27,792	1,300	14,063	—	43,155
Total segment revenues	289,474	190,086	60,930	—	540,490
Segment operating expense	(219,241)	(29,649)	(79,946)	(68,760)	(397,596)
Segment operating income (loss)	$70,233	$160,437	$(19,016)	$(68,760)	142,894
Unallocated share-based compensation expense					(42,336)
Unallocated amortization expense					(3,005)
Operating income					97,553
Unallocated interest expense, net					(19,684)
Unallocated other income, net					(739)
Income before income taxes					$77,130
Depreciation expense	$9,459	$257	$1,961	$462	$12,139

Information about disaggregated revenue by product deployment methods was as follows:

	Quarter Ended March 31, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$76,341	$63,938	$—	$140,279	46%
Scores	—	—	129,148	129,148	42%
Decision Management Software	28,847	9,697	—	38,544	12%
Total	$105,188	$73,635	$129,148	$307,971	100%

	Quarter Ended March 31, 2019
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$81,311	$60,504	$—	$141,815	51%
Scores	—	—	104,403	104,403	38%
Decision Management Software	25,725	6,291	—	32,016	11%
Total	$107,036	$66,795	$104,403	$278,234	100%

	Six Months Ended March 31, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$162,319	$130,138	$—	$292,457	48%
Scores	—	—	244,286	244,286	40%
Decision Management Software	52,526	17,206	—	69,732	12%
Total	$214,845	$147,344	$244,286	$606,475	100%

	Six Months Ended March 31, 2019
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$170,906	$118,568	$—	$289,474	54%
Scores	—	—	190,086	190,086	35%
Decision Management Software	49,334	11,596	—	60,930	11%
Total	$220,240	$130,164	$190,086	$540,490	100%

Information about disaggregated revenue by primary geographical markets was as follows:

	Quarter Ended March 31, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$78,900	$9,672	$34,271	$17,436	$140,279
Scores	123,249	2,619	1,720	1,560	129,148
Decision Management Software	21,007	5,917	6,920	4,700	38,544
Total	$223,156	$18,208	$42,911	$23,696	$307,971

	Quarter Ended March 31, 2019
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$87,226	$6,670	$33,238	$14,681	$141,815
Scores	100,491	1,368	1,472	1,072	104,403
Decision Management Software	16,600	3,327	7,173	4,916	32,016
Total	$204,317	$11,365	$41,883	$20,669	$278,234

	Six Months Ended March 31, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$164,366	$19,189	$74,055	$34,847	$292,457
Scores	233,446	2,903	3,258	4,679	244,286
Decision Management Software	36,594	10,250	14,185	8,703	69,732
Total	$434,406	$32,342	$91,498	$48,229	$606,475

	Six Months Ended March 31, 2019
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$168,175	$24,923	$65,800	$30,576	$289,474
Scores	182,564	1,882	3,006	2,634	190,086
Decision Management Software	30,424	8,552	13,297	8,657	60,930
Total	$381,163	$35,357	$82,103	$41,867	$540,490

12. Contract Balances and Performance Obligations
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
Receivables at March 31, 2020 and September 30, 2019 consisted of the following:

	March 31, 2020	September 30, 2019
	(In thousands)
Billed	$199,102	$206,714
Unbilled	146,226	127,651
	345,328	334,365
Less: allowance for doubtful accounts	(5,248)	(2,568)
Net receivables	340,080	331,797
Less: long-term receivables *	(32,773)	(34,370)
Short-term receivables *	$307,307	$297,427

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying condensed consolidated balance sheets.
Contract assets balance at March 31, 2020 and September 30, 2019 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the six months ended March 31, 2020 and 2019 were as follows:

Six Months Ended March 31, 2020
(In thousands)
Deferred revenues at September 30, 2019	$116,320
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(75,148)
Increases due to billings, excluding amounts recognized as revenue during the period	80,382
Deferred revenues at March 31, 2020	$121,554

(*) Deferred revenues at September 30, 2019 included current portion of $111.0 million and long-term portion of $5.3 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at March 31, 2020 included current portion of $114.4 million and long-term portion of $7.2 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to provide customers with financing or to receive financing from our customers. Examples include multi-year on-premises licenses that are invoiced annually with revenue recognized upfront, and invoicing at the beginning of a SaaS subscription term with revenue recognized ratably over the contract period.
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

Revenue allocated to remaining performance obligations was $253.4 million as of March 31, 2020, of which we expect to recognize approximately 51% over the next 18 months and the remainder thereafter.
13. Leases
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

The following table presents the lease balances within the condensed consolidated balance sheets:

	Balance Sheet Location	March 31, 2020
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$87,142
Finance leases (*)	Property and equipment, net	9,517
Total lease assets		$96,659
Liabilities
Current:
Operating leases	Other accrued liabilities	$18,799
Finance leases	Other accrued liabilities	3,911
Non-current:
Operating leases	Operating lease liabilities	77,485
Finance leases	Other liabilities	5,952
Total lease liabilities		$106,147

(*) Finance leases are recorded net of accumulated depreciation of $2.0 million.
The components of our operating and finance lease expenses were as follows:

	Quarter Ended March 31, 2020	Six Months Ended March 31, 2020
	(In thousands)
Operating lease cost	$6,518	$11,926
Finance lease cost:
Depreciation of lease assets	811	1,268
Interest on lease liabilities	89	148
Short-term lease cost	(256)	807
Variable lease cost	846	1,820
Total lease cost	$8,008	$15,969
The following table presents weighted average lease term and weighted average discount rates related to our operating and finance leases:

	March 31, 2020
	Operating Leases	Finance Leases
Weighted average remaining lease term (in months)	68	32
Weighted average discount rate	3.85%	3.87%

Supplemental cash flow information related to our operating and finance leases was as follows:

Six Months Ended March 31, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$10,000
Operating cash outflow for finance leases	148
Financing cash outflow for finance leases	712
Lease assets obtained in exchange for new lease liabilities:
Operating leases	8,723
Finance leases	5,148

Future lease payments under our non-cancellable leases as of March 31, 2020 were as follows:

(In thousands)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$10,292	$2,347
Fiscal 2021	22,929	3,727
Fiscal 2022	18,216	3,726
Fiscal 2023	17,301	560
Fiscal 2024	14,736	—
Fiscal 2025	8,354	—
Thereafter	15,226	—
Total future undiscounted lease payments	107,054	10,360
Less imputed interest	(10,770)	(497)
Total reported lease liability	$96,284	$9,863

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, including the impact of COVID-19 on macroeconomic conditions and the Company’s business, operations and personnel. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Current Reports on Form 8-K to be filed by us in fiscal 2020.
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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 32% and 31% of total consolidated revenues for the quarters ended March 31, 2020 and 2019, respectively, and 32% and 34% of total consolidated revenues for the six months ended March 31, 2020 and 2019, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 86% of our revenues were derived from within this industry during each of the quarters ended March 31, 2020 and 2019, and 85% and 87% of our revenues were derived from within this industry during the six months ended March 31, 2020 and 2019, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 78% and 76% of our revenues during the quarters ended March 31, 2020 and 2019, respectively. Arrangements with transactional or unit-based pricing accounted for 76% and 75% of our revenues during the six months ended March 31, 2020 and 2019, respectively.

Revenue increased 11% to $308.0 million during the quarter ended March 31, 2020 from $278.2 million during the quarter ended March 31, 2019 and 12% to $606.5 million during the six months ended March 31, 2020 from $540.5 million during the six months ended March 31, 2019. We continue to drive growth in our Scores segment. Scores revenue increased 24% to $129.1 million during the quarter ended March 31, 2020 from $104.4 million during the quarter ended March 31, 2019, and 29% to $244.3 million during the six months ended March 31, 2020 from $190.1 million during the six months ended March 31, 2019. Scores operating income increased 29% to $113.5 million during the quarter ended March 31, 2020 from $88.2 million during the quarter ended March 31, 2019, and 31% to $210.9 million during the six months ended March 31, 2020 from $160.4 million during the six months ended March 31, 2019. For our Applications and Decision Management Software segments, cloud business continues to grow as we pursue our cloud-first strategy. Cloud revenues increased 10% to $73.6 million during the quarter ended March 31, 2020 from $66.8 million during the quarter ended March 31, 2019, and 13% to $147.3 million during the six months ended March 31, 2020 from $130.2 million during the six months ended March 31, 2019.
Operating income increased 56% to $75.7 million during the quarter ended March 31, 2020 from $48.5 million during the quarter ended March 31, 2019, and as a result, net earnings increased 75% to $58.3 million from $33.4 million. Operating income increased 31% to $127.6 million during the six months ended March 31, 2020 from $97.6 million during the six months ended March 31, 2019, and net earnings increased 54% to $113.2 million from $73.4 million, driven by higher operating income as well as higher excess tax benefits related to stock-based compensation during the six months ended March 31, 2020.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter and six months ended March 31, 2020, we repurchased approximately 0.3 million shares at a total repurchase price of $96.0 million and 0.5 million shares at a total repurchase price of $156.0 million, respectively. As of March 31, 2020, we had $64.3 million remaining under our current stock repurchase program.
COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the U.S. and the world. The COVID-19 pandemic has resulted in authorities implementing numerous measures to contain the virus, including quarantines, shelter-in-place orders, travel bans and restrictions, and business limitations and shutdowns.

We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. Since March 2020, our employees have been instructed to work from home in each country where we operate to support their health and well-being as well as for our customers, partners and communities. We have also substantially reduced employee travel to only essential business needs. We cannot predict when or how we will begin to lift the actions put in place, but as of the date of this filing, we do not believe our work-from-home protocol has had a material adverse impact on our internal controls, financial reporting systems or our operations. However, our business may be adversely impacted as a result of the pandemic’s global economic impact. For example, we have begun to see evidence that COVID-19 has adversely affected certain purchasing decisions by our customers in our Applications and Decision Management Software segments, and businesses and consumers purchase fewer FICO credit scores due to a decline in overall credit origination volumes. In addition, a decrease in sales-related travel activity could negatively affect our ability to consummate sales, thereby negatively impacting our bookings and future revenues, particularly if experienced on a sustained basis.

As a response to the ongoing COVID-19 pandemic, we are managing our costs by limiting the addition of new employees and third-party contracted services, substantially reduced employee travel, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered and may become necessary. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of this crisis.
While we have not incurred significant disruptions thus far from the COVID-19 outbreak, due to numerous uncertainties, including the severity and duration of the pandemic, actions that may be taken by governmental authorities, the impact on the business of our clients, and other factors, we are unable to accurately predict the impact COVID-19 will have on our results of operations, financial condition, liquidity and cash flows. For more information, see Part II, Item 1A “Risk Factors” in this Form 10-Q.

Bookings
Management uses bookings as an indicator of our business performance. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. We consider contract terms, knowledge of the marketplace and experience with our customers, among other factors, when determining the estimated value of contract bookings. While we disclose estimated revenue expected to be recognized in the future related to unsatisfied performance obligations in Note 12 to the accompanying condensed consolidated financial statements, we believe bookings amount is still a meaningful measure of our business as it includes estimated revenues omitted from Note 12, such as usage-based royalties derived from our software licenses, among others.
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

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended March 31, 2020	$84.1	14%	15	35
Quarter Ended March 31, 2019	$105.7	14%	19	32
Six Months Ended March 31, 2020	$196.2	23%	40	NM(a)
Six Months Ended March 31, 2019	$212.3	21%	41	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 44% and 35% of total bookings for the quarters ended March 31, 2020 and 2019, respectively. Professional services bookings were 40% and 51% of total bookings for the quarters ended March 31, 2020 and 2019, respectively. License bookings were 16% and 14% of total bookings for the quarters ended March 31, 2020 and 2019, respectively.
Transactional and maintenance bookings were 40% and 45% of total bookings for the six months ended March 31, 2020 and 2019, respectively. Professional services bookings were 38% and 42% of total bookings for the six months ended March 31, 2020 and 2019, respectively. License bookings were 22% and 13% of total bookings for the six months ended March 31, 2020 and 2019, respectively.

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2020 and 2019:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019	2020	2019
	(In thousands)				(In thousands)
Applications	$140,279	$141,815	46%	51%	$(1,536)	(1)%
Scores	129,148	104,403	42%	38%	24,745	24%
Decision Management Software	38,544	32,016	12%	11%	6,528	20%
Total	$307,971	$278,234	100%	100%	29,737	11%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019	2020	2019
	(In thousands)				(In thousands)
Applications	$292,457	$289,474	48%	54%	$2,983	1%
Scores	244,286	190,086	40%	35%	54,200	29%
Decision Management Software	69,732	60,930	12%	11%	8,802	14%
Total	$606,475	$540,490	100%	100%	65,985	12%

Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019
Applications

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$97,789	$97,074	$715	1%
Professional services	35,134	35,981	(847)	(2)%
License	7,356	8,760	(1,404)	(16)%
Total	$140,279	$141,815	(1,536)	(1)%
Applications segment revenues decreased $1.5 million primarily due to a $4.7 million decrease in our collections and recovery solutions partially offset by a $3.2 million increase in our originations solutions. The decrease in collections and recovery solutions was primarily attributable to a decrease in services and license revenues. The increase in originations was primarily attributable to an increase in license revenue and SaaS subscription revenue classified as transactional and maintenance revenue.

Scores

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$127,610	$102,363	$25,247	25%
Professional services	819	901	(82)	(9)%
License	719	1,139	(420)	(37)%
Total	$129,148	$104,403	24,745	24%
Scores segment revenues increased $24.7 million due to an increase of $20.3 million in our business-to-business scores revenue and $4.4 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in unsecured originations as well as an increase in mortgage volumes during the quarter ended March 31, 2020. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the quarters ended March 31, 2020 and 2019, revenues generated from our agreements with Experian accounted for 16% and 13%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 18% and 16%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$15,303	$12,342	$2,961	24%
Professional services	11,952	13,673	(1,721)	(13)%
License	11,289	6,001	5,288	88%
Total	$38,544	$32,016	6,528	20%
Decision Management Software segment revenues increased $6.5 million primarily attributable to an increase in license revenue, and an increase in our SaaS subscription revenue classified as transactional and maintenance revenue, partially offset by a decrease in services revenue.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Applications

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$196,626	$194,239	$2,387	1%
Professional services	69,157	67,443	1,714	3%
License	26,674	27,792	(1,118)	(4)%
Total	$292,457	$289,474	2,983	1%
Applications segment revenues increased $3.0 million primarily attributable to a $7.6 million increase in our originations solutions and a $2.5 million increase in our compliance solutions, partially offset by a $6.0 million decrease in our collections and recovery solutions. The increase in originations solutions was primarily due to an increase in SaaS subscription revenue classified as transactional and maintenance revenue and an increase in services revenue. The increase in compliance solutions was primarily due to an increase in services revenue. The decrease in collections and recovery revenue was primarily attributable to a decrease in services and license revenues.

Scores

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$235,056	$187,184	$47,872	26%
Professional services	1,083	1,602	(519)	(32)%
License	8,147	1,300	6,847	527%
Total	$244,286	$190,086	54,200	29%
Scores segment revenues increased $54.2 million due to an increase of $46.7 million in our business-to-business scores revenue and $7.5 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in auto and unsecured originations, an increase in mortgage volumes, as well as a large annual license deal recognized during the six months ended March 31, 2020. The increase in business-to-consumer services was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
During the six months ended March 31, 2020 and 2019, revenues generated from our agreements with Experian accounted for 14% and 12%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 17% and 15%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$29,394	$24,549	$4,845	20%
Professional services	21,690	22,318	(628)	(3)%
License	18,648	14,063	4,585	33%
Total	$69,732	$60,930	8,802	14%
Decision Management Software segment revenues increased $8.8 million primarily attributable to an increase in our SaaS subscription revenue classified as transactional and maintenance revenue and an increase in license revenue related to our Decision Modeler product.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2020 and 2019:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2020	2019	2020	2019
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$307,971	$278,234	100%	100%	$29,737	11%
Operating expenses:
Cost of revenues	88,139	85,568	29%	31%	2,571	3%
Research and development	39,439	37,684	13%	13%	1,755	5%
Selling, general and administrative	103,465	104,930	33%	38%	(1,465)	(1)%
Amortization of intangible assets	1,202	1,503	—%	1%	(301)	(20)%
Total operating expenses	232,245	229,685	75%	83%	2,560	1%
Operating income	75,726	48,549	25%	17%	27,177	56%
Interest expense, net	(11,254)	(10,008)	(4)%	(4)%	(1,246)	12%
Other income (expense), net	(2,008)	1,433	(1)%	1%	(3,441)	(240)%
Income before income taxes	62,464	39,974	20%	14%	22,490	56%
Provision for income taxes	4,176	6,593	1%	2%	(2,417)	(37)%
Net income	$58,288	$33,381	19%	12%	24,907	75%
Number of employees at quarter end	4,029	3,896			133	3%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2020	2019	2020	2019
	(In thousands)				(In thousands)
Revenues	$606,475	$540,490	100%	100%	$65,985	12%
Operating expenses:
Cost of revenues	178,897	161,634	29%	30%	17,263	11%
Research and development	78,382	73,110	13%	13%	5,272	7%
Selling, general and administrative	215,486	205,188	36%	38%	10,298	5%
Amortization of intangible assets	2,998	3,005	—%	1%	(7)	—%
Restructuring and acquisition-related	3,104	—	1%	—%	3,104	—%
Total operating expenses	478,867	442,937	79%	82%	35,930	8%
Operating income	127,608	97,553	21%	18%	30,055	31%
Interest expense, net	(21,022)	(19,684)	(3)%	(3)%	(1,338)	7%
Other expense, net	(2,227)	(739)	—%	—%	(1,488)	201%
Income before income taxes	104,359	77,130	18%	15%	27,229	35%
Income tax provision (benefit)	(8,850)	3,742	(1)%	1%	(12,592)	(337)%
Net income	$113,209	$73,388	19%	14%	39,821	54%

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
The quarter-over-prior year quarter increase in cost of revenues of $2.6 million was primarily attributable to an increase in allocated facilities and infrastructure costs, driven by increased resource requirement due to expansion in our cloud infrastructure operations. Cost of revenues as a percentage of revenues decreased to 29% during the quarter ended March 31, 2020 from 31% during the quarter ended March 31, 2019 primarily due to increased sales of our higher-margin Scores products.
The year-to-date period over period increase in cost of revenues of $17.3 million was primarily attributable to a $10.9 million increase in allocated facilities and infrastructure costs and a $5.2 million increase in direct materials cost. The increase in facilities and infrastructure costs was primarily attributable to increased resource requirement due to expansion in our cloud infrastructure operations. The increase in direct materials cost was primarily attributable to an increase in telecommunication cost as well as an increase in license and Scores revenues that incur third-party royalties and data costs. Cost of revenues as a percentage of revenues decreased to 29% during the six months ended March 31, 2020 from 30% during the six months ended March 31, 2019 primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
The quarter-over-prior year quarter increase in research and development expenses of $1.8 million was primarily attributable to an increase in labor and personnel costs as a result of increased headcount. Research and development expenses as a percentage of revenues was 13% during the quarter ended March 31, 2020, consistent with that incurred during the quarter ended March 31, 2019.
The year-to-date period over period increase in research and development expenses of $5.3 million was primarily attributable to an increase in labor and personnel costs and an increase in allocated facilities and infrastructure costs, both driven by increased headcount and our continued investments in new product development. Research and development expenses as a percentage of revenues was 13% during the six months ended March 31, 2020, consistent with that incurred during the six months ended March 31, 2019.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses and the cost of operating computer systems.
The quarter-over-prior year quarter decrease in selling, general and administrative expenses of $1.5 million was primarily attributable to a $2.7 million decrease in incentive cost and a $1.7 million decrease in travel activity due to our company-wide initiative to control travel spending as well as the COVID-19 outbreak, partially offset by a $2.1 million increase in bad debt expense attributed to estimated losses for customers and industries most impacted by COVID-19. Selling, general and administrative expenses as a percentage of revenues decreased to 33% during the quarter ended March 31, 2020 from 38% from the quarter ended March 31, 2019 primarily due to increased revenues.
The year-to-date period over period increase in selling, general and administrative expenses of $10.3 million was primarily attributable to a $5.7 million increase in personnel and labor costs, a $2.1 million increase in bad debt expense and a $1.8 million increase in marketing and travel costs. The increase in personnel and labor costs was primarily attributable to an increase in headcount. The increase in bad debt expense was attributed to estimated losses reserved for customers and industries that are most impacted by COVID-19. The increase in marketing and travel costs was primarily attributable to a company-wide marketing event — FICO WORLD19 — held during the first quarter of our fiscal 2020, partially offset by a decrease in travel activity due to our company-wide initiative to control travel spending as well as the COVID-19 outbreak. Selling, general and administrative expenses as a percentage of revenues decreased to 36% during the six months ended March 31, 2020 from 38% during the six months ended March 31, 2019 primarily due to increased revenues.

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
Amortization expense was $1.2 million during the quarter ended March 31, 2020 versus $1.5 million during the quarter ended March 31, 2019.
Amortization expense was $3.0 million during each of the six-month periods ended March 31, 2020 and 2019.
Restructuring and Acquisition-Related
There was no restructuring activity during the quarter ended March 31, 2020. During the six months ended March 31, 2020, we incurred employee separation costs of $3.1 million due to the elimination of 69 positions throughout the Company. We expect that cash payment for all the employee separation costs will be paid by the end of our fiscal 2020.
There was no acquisition-related expense during the quarter and six months ended March 31, 2020.
There were no restructuring or acquisition-related expenses during the quarter and six months ended March 31, 2019.
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
The quarter-over-prior year quarter increase in interest expense of $1.2 million was primarily attributable to a higher average outstanding debt balance during the quarter ended March 31, 2019.
The year-to-date period over period increase in interest expense of $1.3 million was primarily attributable to a higher average outstanding debt balance during the six months ended March 31, 2020.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
The quarter-over-prior year quarter decrease in other income (expense), net of $3.4 million was primarily attributable to an increase in net unrealized losses on our supplemental retirement and savings plan, partially offset by an increase in foreign currency exchange gains.
The year-to-date period over period increase of $1.5 million in other expense, net was primarily due to an increase in net unrealized losses on our supplemental retirement and savings plan.
Income Tax Provision (Benefit)
The effective income tax rate was 6.7% and 16.5% during the quarters ended March 31, 2020 and 2019, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the six months ended March 31, 2020 and 2019 were both impacted by the recording of excess tax benefits relating to stock awards that vested December of both years. In addition, stock exercises during the quarter ended March 31, 2020 resulted in an additional increase in excess tax benefits.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six-month periods ended March 31, 2020 and 2019:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019
	(In thousands)		(In thousands)
Applications	$28,823	$30,172	$(1,349)	(4)%
Scores	113,488	88,236	25,252	29%
Decision Management Software	(8,810)	(8,368)	(442)	5%
Corporate expenses	(33,785)	(39,506)	5,721	(14)%
Total segment operating income	99,716	70,534	29,182	41%
Unallocated share-based compensation	(22,788)	(20,482)	(2,306)	11%
Unallocated amortization expense	(1,202)	(1,503)	301	(20)%
Operating income	$75,726	$48,549	27,177	56%

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019
	(In thousands)		(In thousands)
Applications	$64,991	$70,233	$(5,242)	(7)%
Scores	210,914	160,437	50,477	31%
Decision Management Software	(28,267)	(19,016)	(9,251)	49%
Corporate expenses	(67,995)	(68,760)	765	(1)%
Total segment operating income	179,643	142,894	36,749	26%
Unallocated share-based compensation	(45,933)	(42,336)	(3,597)	8%
Unallocated amortization expense	(2,998)	(3,005)	7	—%
Unallocated restructuring and acquisition-related	(3,104)	—	(3,104)	—%
Operating income	$127,608	$97,553	30,055	31%
Applications

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)				(In thousands)
Segment revenues	$140,279	$141,815	100%	100%	$292,457	$289,474	100%	100%
Segment operating expense	(111,456)	(111,643)	(79)%	(79)%	(227,466)	(219,241)	(78)%	(76)%
Segment operating income	$28,823	$30,172	21%	21%	$64,991	$70,233	22%	24%

Scores

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)				(In thousands)
Segment revenues	$129,148	$104,403	100%	100%	$244,286	$190,086	100%	100%
Segment operating expense	(15,660)	(16,167)	(12)%	(15)%	(33,372)	(29,649)	(14)%	(16)%
Segment operating income	$113,488	$88,236	88%	85%	$210,914	$160,437	86%	84%
Decision Management Software

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)				(In thousands)
Segment revenues	$38,544	$32,016	100%	100%	$69,732	$60,930	100%	100%
Segment operating expense	(47,354)	(40,384)	(123)%	(126)%	(97,999)	(79,946)	(141)%	(131)%
Segment operating loss	$(8,810)	$(8,368)	(23)%	(26)%	$(28,267)	$(19,016)	(41)%	(31)%
The quarter-over-prior year quarter $27.2 million increase in operating income was primarily attributable to a $29.7 million increase in segment revenues and a $5.7 million decrease in corporate expenses, partially offset by a $6.2 million increase in segment operating expenses and a $2.3 million increase in share-based compensation cost.
At the segment level, the quarter-over-prior year quarter $29.2 million increase in segment operating income was the result of a $25.2 million increase in our Scores segment operating income and a $5.7 million decrease in corporate expenses, partially offset by a $1.3 million decrease in our Applications segment operating income and a $0.4 million increase in our Decision Management Software segment operating loss.
The quarter-over-prior year quarter $1.3 million decrease in Applications segment operating income was due to a $1.5 million decrease in segment revenue, partially offset by a $0.2 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications during the quarter ended March 31, 2020 was 21%, consistent with the quarter ended March 31, 2019.
The quarter-over-prior year quarter $25.2 million increase in Scores segment operating income was due to a $24.7 million increase in segment revenue and a $0.5 million decrease in segment operating expenses. Segment operating margin for Scores increased to 88% from 85% primarily due to an increase in sales of our higher-margin Score products.
The quarter-over-prior year quarter $0.4 million increase in Decision Management Software segment operating loss was due to a $6.9 million increase in segment operating expenses, partially offset by a $6.5 million increase in segment revenue. Segment operating margin for Decision Management Software improved to negative 23% from negative 26% primarily due to an increase in sales of our higher-margin software products, partially offset by our continued investment in cloud infrastructure operations and new products.
The year-to-date period over period increase of $30.1 million in operating income was primarily attributable to a $66.0 million increase in segment revenues and a $0.8 million decrease in corporate expenses, partially offset by a $30.1 million increase in segment operating expenses, a $3.6 million increase in share-based compensation cost, and a $3.1 million increase in restructuring and acquisition-related cost.

At the segment level, the year-to-date period over period increase of $36.7 million in segment operating income was the result of a $50.4 million increase in our Scores segment operating income and a $0.8 million decrease in corporate expenses, partially offset by a $9.3 million increase in our Decision Management Software segment operating loss and a $5.2 million decrease in our Applications segment operating income.

The year-to-date period over period $5.2 million decrease in Applications segment operating income was due to an $8.2 million increase in segment operating expenses, partially offset by a $3.0 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Applications decreased to 22% from 24% mainly due to an increase in labor and personnel costs.
The year-to-date period over period $50.4 million increase in Scores segment operating income was attributable to a $54.2 million increase in segment revenue, partially offset by a $3.8 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 86% from 84%, mainly due to an increase in sales of our higher-margin software and Score products.
The year-to-date period over period $9.3 million increase in Decision Management Software segment operating loss was attributable to an $18.1 million increase in segment operating expenses, partially offset by an $8.8 million increase in segment revenue. Segment operating margin for Decision Management Software decreased to negative 41% from negative 31% primarily due to our continued investment in cloud infrastructure operations and new products partially offset by an increase in sales of our higher-margin software products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2020, we had $109.0 million in cash and cash equivalents, which included $83.8 million held off-shore by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $85.0 million principal payment due in July 2020 on our senior notes issued in July 2010. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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
Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2020	2019
	(In thousands)
Cash provided by (used in):
Operating activities	$121,859	$96,646	$25,213
Investing activities	(14,958)	(12,773)	(2,185)
Financing activities	(100,344)	(97,343)	(3,001)
Effect of exchange rate changes on cash	(4,017)	332	(4,349)
Increase (decrease) in cash and cash equivalents	$2,540	$(13,138)	15,678

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $121.9 million during the six months ended March 31, 2020 from $96.6 million during the six months ended March 31, 2019. The $25.3 million increase was attributable to a $39.8 million increase in net income and a $15.5 million increase in non-cash items, including a $10.0 million increase in operating lease costs and a $3.6 million increase in share-based compensation expense, partially offset by a $30.0 million decrease that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $15.0 million for the six months ended March 31, 2020 from $12.8 million for the six months ended March 31, 2019. The $2.2 million increase was primarily attributable to a $2.5 million increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $100.3 million for the six months ended March 31, 2020 from $97.3 million for the six months ended March 31, 2019. The $3.0 million increase was primarily attributable to a $279.0 million increase in payments, net of proceeds, on our revolving line of credit, a $48.5 million increase in taxes paid related to net share settlement of equity awards, a $28.3 million increase in repurchases of common stock, and a $6.8 million increase in debt issuance cost, partially offset by a $350.0 million increase in proceeds from issuance of senior notes and a $10.4 million increase in proceeds from issuance of treasury stock under employee stock plans.
Repurchases of Common Stock
In July 2019, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to the July 2019 program, we repurchased 289,596 shares of our common stock at a total repurchase price of $96.0 million and 457,979 shares of our common stock at a total repurchase price of $156.0 million during the quarter and six months ended March 31, 2020, respectively.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.5 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2020, we had $124.0 million in borrowings outstanding at a weighted average interest rate of 2.277% and were in compliance with all financial covenants under this credit facility.

Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 10.0 years. The 2010 Senior Notes require interest payments semi-annually and contain certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. The purchase agreements for the 2010 Senior Notes, as well as the indenture for the 2018 Senior Notes and 2019 Senior Notes contain certain covenants typical of unsecured obligations. As of March 31, 2020, the carrying value of the Senior Notes was $823.6 million and we were in compliance with all financial covenants under these obligations.
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
Adoption of Topic 842 did not result in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $89.8 million and $98.9 million, respectively, while our accounting for existing capital leases (now referred to as finance leases) remained substantially unchanged. We expect the impact of adoption to be immaterial to our consolidated statements of income and comprehensive income and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 13 to the accompanying condensed consolidated financial statements for additional information regarding our accounting policy for leases and additional disclosures.
Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means that it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We do not believe that adoption of ASU 2018-15 will have a significant impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, which means it will be effective for our fiscal year beginning October 1, 2020. Early adoption is permitted. We do not believe that adoption of Topic 326 will have a significant impact on our consolidated financial statements.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2020 and September 30, 2019:

	March 31, 2020			September 30, 2019
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$108,966	$108,966	0.26%	$106,426	$106,426	0.66%

On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private placement to a group of institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	85,000	85,255	85,000	86,121
The 2018 Senior Notes	400,000	402,000	400,000	428,000
The 2019 Senior Notes	350,000	331,625	—	—
Total	$835,000	$818,880	$485,000	$514,121

(*) The carrying value of the Senior Notes was reduced by the net debt issuance costs of $11.4 million and $5.2 million at March 31, 2020 and September 30, 2019, respectively.
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $124.0 million in borrowings outstanding at a weighted average interest rate of 2.277% under the credit facility as of March 31, 2020.

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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2020 and September 30, 2019:

	March 31, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,000	$11,004	$—
Buy foreign currency:
British pound (GBP)	GBP	21,781	$27,000	$—
Singapore dollar (SGD)	SGD	10,274	$7,200	$—

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	$—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	$—
Singapore dollar (SGD)	SGD	5,798	$4,200	$—
The foreign currency forward contracts were entered into on March 31, 2020 and September 30, 2019, respectively; therefore, their fair value was $0 on each of these dates.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On March 13, 2020, we received a letter from the Antitrust Division of the U.S. Department of Justice (“DOJ”) informing us that the DOJ had opened a civil investigation into potential exclusionary conduct by the Company. We are cooperating with the DOJ in its investigation.
Item 1A. Risk Factors
Risks Related to Our Business
We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on November 8, 2019 (“2019 Annual Report”), as set forth below. Other than the risk factor titled “The effects of the COVID-19 pandemic have negatively affected how we and our customers are operating our businesses. The duration of these effects, and the extent to which they will impact our future revenues, results of operations and overall financial performance, remain uncertain.,” we do not believe any of the changes constitute material changes from the risk factors previously disclosed in our 2019 Annual Report.
The effects of the COVID-19 pandemic have negatively affected how we and our customers are operating our businesses. The duration of these effects, and the extent to which they will impact our future revenues, results of operations and overall financial performance, remain uncertain.
In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, to be a pandemic. As is possible with any significant outbreak of epidemic, pandemic, or contagious diseases, the COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected broader economies and financial markets. COVID-19 has caused shutdowns to businesses and cities worldwide and has disrupted supply chains, business operations, travel, and consumer confidence.
As a result of the COVID-19 pandemic, we have temporarily closed our offices (including our corporate headquarters in the United States) and implemented travel restrictions, both of which have begun to disrupt how we operate our business. Our operations may be further negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and countries have imposed or may impose a wide range of restrictions on our employees’, partners’ and customers’ physical movement to limit the spread of COVID-19. We may also need to or deem it advisable to postpone, cancel or shift certain of our customer, employee or industry events to virtual-only experiences in the future. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity or ability to collaborate, our results of operations and overall financial performance will be harmed.
Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. The COVID-19 pandemic may affect the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations and overall financial performance. We have begun to see some early signs that COVID-19 has adversely affected certain purchasing decisions by our customers in our Applications and Decision Management Software segments, and reports regarding general economic conditions and lending activity suggest that our Scores segment will be adversely affected.
While we have not experienced significant disruptions thus far from the COVID-19 outbreak beyond those described above, the situation is constantly evolving and both the short-term and long-term effects remain unknown. We are unable to accurately predict the complete impact that COVID-19 will have due to numerous uncertainties, including the severity and transmission rate of the virus, the duration of the outbreak, the extent and effectiveness of containment actions, and the impact of these and other factors on our employees, customers, partners and vendors, and on worldwide and U.S. economic conditions. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed to a material extent.

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

In addition, the U.S. and other key international economies have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The European Union (“E.U.”) continues to face great economic uncertainty which could impact the overall world economy or various other regional economies. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Such disruption, whether arising in connection with the current COVID-19 pandemic or otherwise, could result in a decline in the volume of transactions that we execute for our customers.

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

Our reengineering efforts may cause our growth prospects and profitability to suffer.

As part of our management approach, we pursue ongoing reengineering efforts designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. Our reengineering efforts may not be successful over the long term as a result of our failure to reduce expenses at the anticipated level, or a lower, or no, positive impact on revenues from strategic resource allocation. If our reengineering efforts are not successful over the long term, our revenues, results of operations and business may suffer.

The occurrence of certain negative events may cause fluctuations in our stock price.

The market price of our common stock may be volatile and could be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses are fixed and will not be affected by short-term fluctuations in revenues, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:

•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increases the likelihood of short-term fluctuation in revenues;

•	consumer or customer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in competitive and other conditions in the consumer credit, banking and insurance industries;

•	fluctuations in domestic and international economic conditions, such as those which have occurred as a result of the COVID-19 pandemic;

•	our ability to complete large installations, and to adopt and configure cloud-based deployments, on schedule and within budget;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.

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

We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our selling approach is complex as we look to sell multiple products and services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. As a result of our sales approach and lengthening sales cycles, revenues and operating results may vary significantly from period to period. For example, the sales cycle for our products typically ranges from 60 days to 18 months, which may be further extended as a result of COVID-19. Customers are often cautious in making decisions to acquire our products because purchasing our products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.
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

Our business requires the storage, transmission and utilization of sensitive consumer and customer information. Many of our products are provided by us through the Internet. Cybersecurity breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, litigation, indemnity obligations and other liability. If our cybersecurity measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Malicious third parties may also conduct attacks designed to temporarily deny customers access to our services. Cybersecurity compromises experienced by our competitors, by our distributors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any cybersecurity compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results. In addition, the COVID-19 pandemic may cause increased cybersecurity risk, as cybercriminals attempt to capitalize from the disruption.

Protection from system interruptions is important to our business. If we experience system interruptions, it could harm our business.

Systems or network interruptions, including interruptions experienced in connection with our cloud-based and other product offerings, could delay and disrupt our ability to develop, deliver or maintain our products and services, causing harm to our business and reputation and resulting in loss of customers or revenue. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third party environments or service providers, fires, floods, earthquakes, pandemics (including the COVID-19 pandemic), power losses, equipment failures and other events beyond our control.

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

•
Laws and regulations applicable to secondary market participants (e.g., Fannie Mae and Freddie Mac) that could have an impact on our scoring products and revenues, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the Federal Housing Finance Agency in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards or criteria established pursuant to such laws or regulations;

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

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, the GDPR became effective on May 25, 2018 and imposes more stringent operational requirements for entities processing personal information and greater penalties for noncompliance. Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy laws. The California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020, gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.

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
In March 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, to be a pandemic. As is possible with any significant outbreak of epidemic, pandemic, or contagious diseases, the COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected broader economies and financial markets. COVID-19 has caused shutdowns to businesses and cities worldwide and has disrupted supply chains, business operations, travel, and consumer confidence.
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

A growing portion of our revenues is derived from international sales. During fiscal 2019, 34% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•	general economic and political conditions in countries where we sell our products and services;

•	difficulty in staffing and efficiently managing our operations in multiple geographic locations and in various countries;

•	effects of a variety of foreign laws and regulations, including restrictions on access to personal information;

•	import and export licensing requirements;

•	longer payment cycles;

•	reduced protection for intellectual property rights;

•	currency fluctuations;

•	changes in tariffs and other trade barriers;

•	terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic; and

•	difficulties and delays in translating products and related documentation into foreign languages.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 through January 31, 2020	62,171	$400.43	37,728	$145,323,067
February 1, 2020 through February 29, 2020	70,606	$407.89	70,000	$116,769,923
March 1, 2020 through March 31, 2020	184,837	$288.46	181,868	$64,323,008
	317,614	$336.93	289,596	$64,323,008

(1)	Includes 28,018 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2020.

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

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689)).

10.1	Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended as of March 4, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8, filed with the SEC on March 6, 2020).

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	April 29, 2020

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 29, 2020

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)