Form 10-Q
period 2020-06-30
FAIR ISAAC CORP
filed 2020-07-29
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
The number of shares of common stock outstanding on July 17, 2020 was 28,999,394 (excluding 59,857,389 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	September 30, 2019
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$125,673	$106,426
Accounts receivable, net	303,558	297,427
Prepaid expenses and other current assets	53,780	51,853
Total current assets	483,011	455,706
Marketable securities	23,549	20,222
Other investments	1,587	1,643
Property and equipment, net	60,336	53,027
Operating lease right-of-use assets	84,106	—
Goodwill	804,528	803,542
Intangible assets, net	10,119	14,139
Deferred income taxes	7,110	6,006
Other assets	89,774	79,163
Total assets	$1,564,120	$1,433,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,816	$23,118
Accrued compensation and employee benefits	95,674	106,240
Other accrued liabilities	50,864	32,454
Deferred revenue	105,833	111,016
Current maturities on debt	188,000	218,000
Total current liabilities	460,187	490,828
Long-term debt	739,039	606,790
Operating lease liabilities	74,000	—
Other liabilities	43,608	46,063
Total liabilities	1,316,834	1,143,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 28,999 and 28,944 shares outstanding at June 30, 2020 and September 30, 2019, respectively)	290	289
Additional paid-in-capital	1,187,717	1,225,365
Treasury stock, at cost (59,858 and 59,913 shares at June 30, 2020 and September 30, 2019, respectively)	(2,980,437)	(2,802,450)
Retained earnings	2,133,933	1,956,648
Accumulated other comprehensive loss	(94,217)	(90,085)
Total stockholders’ equity	247,286	289,767
Total liabilities and stockholders’ equity	$1,564,120	$1,433,448

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$246,829	$226,040	$707,905	$632,012
Professional services	43,633	44,594	135,563	135,957
License	23,269	43,615	76,738	86,770
Total revenues	313,731	314,249	920,206	854,739
Operating expenses:
Cost of revenues	88,569	87,215	267,466	248,849
Research and development	41,411	36,972	119,793	110,082
Selling, general and administrative	99,832	102,906	315,318	308,094
Amortization of intangible assets	1,048	1,448	4,046	4,453
Restructuring and acquisition-related	—	—	3,104	—
Total operating expenses	230,860	228,541	709,727	671,478
Operating income	82,871	85,708	210,479	183,261
Interest expense, net	(11,223)	(10,111)	(32,245)	(29,795)
Other income, net	4,560	2,457	2,333	1,718
Income before income taxes	76,208	78,054	180,567	155,184
Income tax provision	12,132	13,902	3,282	17,644
Net income	64,076	64,152	177,285	137,540
Other comprehensive gain (loss):
Foreign currency translation adjustments	832	(4,189)	(4,132)	(4,529)
Comprehensive income	$64,908	$59,963	$173,153	$133,011
Earnings per share:
Basic	$2.21	$2.21	$6.10	$4.74
Diluted	$2.15	$2.12	$5.92	$4.54
Shares used in computing earnings per share:
Basic	29,005	28,967	29,075	29,000
Diluted	29,744	30,292	29,966	30,295

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at March 31, 2020	29,082	$291	$1,169,217	$(2,930,165)	$2,069,857	$(95,049)	$214,151
Share-based compensation	—	—	22,264	—	—	—	22,264
Issuance of treasury stock under employee stock plans	74	1	(3,764)	3,716	—	—	(47)
Repurchases of common stock	(157)	(2)	—	(53,988)	—	—	(53,990)
Net income	—	—	—	—	64,076	—	64,076
Foreign currency translation adjustments	—	—	—	—	—	832	832
Balance at June 30, 2020	28,999	$290	$1,187,717	$(2,980,437)	$2,133,933	$(94,217)	$247,286

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at March 31, 2019	29,056	$291	$1,190,341	$(2,704,305)	$1,837,912	$(76,761)	$247,478
Share-based compensation	—	—	19,595	—	—	—	19,595
Issuance of treasury stock under employee stock plans	80	1	(3,197)	3,680	—	—	484
Repurchases of common stock	(205)	(3)	—	(59,200)	—	—	(59,203)
Net income	—	—	—	—	64,152	—	64,152
Foreign currency translation adjustments	—	—	—	—	—	(4,189)	(4,189)
Balance at June 30, 2019	28,931	$289	$1,206,739	$(2,759,825)	$1,902,064	$(80,950)	$268,317

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2019	28,944	$289	$1,225,365	$(2,802,450)	$1,956,648	$(90,085)	$289,767
Share-based compensation	—	—	68,197	—	—	—	68,197
Issuance of treasury stock under employee stock plans	670	7	(105,845)	32,007	—	—	(73,831)
Repurchases of common stock	(615)	(6)	—	(209,994)	—	—	(210,000)
Net income	—	—	—	—	177,285	—	177,285
Foreign currency translation adjustments	—	—	—	—	—	(4,132)	(4,132)
Balance at June 30, 2020	28,999	$290	$1,187,717	$(2,980,437)	$2,133,933	$(94,217)	$247,286

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2018 (As Adjusted)	29,015	$290	$1,211,051	$(2,612,007)	$1,764,524	$(76,421)	$287,437
Share-based compensation	—	—	61,931	—	—	—	61,931
Issuance of treasury stock under employee stock plans	696	7	(66,243)	31,100	—	—	(35,136)
Repurchases of common stock	(780)	(8)	—	(178,918)	—	—	(178,926)
Net income	—	—	—	—	137,540	—	137,540
Foreign currency translation adjustments	—	—	—	—	—	(4,529)	(4,529)
Balance at June 30, 2019	28,931	$289	$1,206,739	$(2,759,825)	$1,902,064	$(80,950)	$268,317
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$177,285	$137,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,549	23,734
Share-based compensation	68,197	61,931
Deferred income taxes	(1,230)	247
Net (gain) loss on marketable securities	(998)	635
Non-cash operating lease costs	14,962	—
Provision for doubtful accounts, net	2,777	509
Net loss on sales of property and equipment	61	22
Changes in operating assets and liabilities:
Accounts receivable	(18,961)	(53,288)
Prepaid expenses and other assets	(9,734)	(5,369)
Accounts payable	(1,815)	631
Accrued compensation and employee benefits	(10,147)	4,217
Other liabilities	(12,330)	(6,164)
Deferred revenue	(2,886)	291
Net cash provided by operating activities	228,730	164,936
Cash flows from investing activities:
Purchases of property and equipment	(21,073)	(18,170)
Proceeds from sales of marketable securities	3,462	3,228
Purchases of marketable securities	(5,790)	(5,858)
Distribution from other investments	55	—
Net cash used in investing activities	(23,346)	(20,800)
Cash flows from financing activities:
Proceeds from revolving line of credit	193,000	167,000
Payments on revolving line of credit	(435,000)	(109,000)
Proceeds from issuance of senior notes	350,000	—
Payments on debt issuance costs	(6,840)	—
Payments on finance leases	(811)	—
Proceeds from issuance of treasury stock under employee stock plans	26,235	16,073
Taxes paid related to net share settlement of equity awards	(100,067)	(51,208)
Repurchases of common stock	(210,000)	(178,926)
Net cash used in financing activities	(183,483)	(156,061)
Effect of exchange rate changes on cash	(2,654)	710
Increase (decrease) in cash and cash equivalents	19,247	(11,215)
Cash and cash equivalents, beginning of period	106,426	90,023
Cash and cash equivalents, end of period	$125,673	$78,808
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$5,723	$12,058
Cash paid for interest	$34,844	$33,401
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$50	$690
Finance lease obligations incurred	$6,489	$6,416

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
As discussed in New Accounting Pronouncements below and Note 13, effective October 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”) using the modified retrospective approach, under which financial results reported in prior periods were not restated.  As a result, the condensed consolidated balance sheet as of June 30, 2020 is not comparable with that as of September 30, 2019. See our Annual Report on Form 10-K filed with the SEC on November 8, 2019 for lease policies that were in effect in prior periods before adoption of Topic 842.
The condensed consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the collectability of accounts receivable; the appropriate levels of various accruals; labor hours in connection with fixed-fee service contracts; the amount of our tax provision; and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Actual results may differ from our estimates.

As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected. For more information, see Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

•
Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We do not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2020 and September 30, 2019.

•
Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We do not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2020 and September 30, 2019. We measure the fair value of the Senior Notes (as defined in Note 7) based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

•
Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We do not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2020 and September 30, 2019.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2020 and September 30, 2019:

June 30, 2020	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2020
	(In thousands)
Assets:
Cash equivalents (1)	$24,334	$24,334
Marketable securities (2)	23,549	23,549
Total	$47,883	$47,883

September 30, 2019	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2019
	(In thousands)
Assets:
Cash equivalents (1)	$28,901	$28,901
Marketable securities (2)	20,222	20,222
Total	$49,123	$49,123

(1)
Included in cash and cash equivalents on our condensed consolidated balance sheets at June 30, 2020 and September 30, 2019. Not included in these tables are cash deposits of $101.3 million and $77.5 million at June 30, 2020 and September 30, 2019, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at June 30, 2020 and September 30, 2019.

For the fair value of our derivative instruments and senior notes, see Note 3 and Note 7, respectively.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and nine-month periods ended June 30, 2020 and 2019.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2020 and September 30, 2019:

	June 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,400	$11,629	$—
Buy foreign currency:
British pound (GBP)	GBP	19,434	$23,900	$—
Singapore dollar (SGD)	SGD	9,895	$7,100	$—

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	$—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	$—
Singapore dollar (SGD)	SGD	5,798	$4,200	$—

The foreign currency forward contracts were entered into on June 30, 2020 and September 30, 2019, respectively; therefore, their fair value was $0 on each of these dates.
Losses on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Losses on foreign currency forward contracts	$380	$928	$1,429	$612

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Completed technology	$406	$452	$1,444	$1,440
Customer contracts and relationships	561	996	2,359	3,013
Trade names	37	—	112	—
Non-compete agreements	44	—	131	—
Total	$1,048	$1,448	$4,046	$4,453

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2020 was as follows:

Year Ending September 30,	(In thousands)
2020 (excluding the nine months ended June 30, 2020)	$938
2021	3,617
2022	3,330
2023	1,317
2024	917
$10,119

The following table summarizes changes to goodwill during the nine months ended June 30, 2020, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2019	$588,614	$146,648	$68,280	$803,542
Foreign currency translation adjustment	986	—	—	986
Balance at June 30, 2020	$589,600	$146,648	$68,280	$804,528

5. Composition of Certain Financial Statement Captions
The following table summarizes property and equipment, and the related accumulated depreciation and amortization, at June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
	(In thousands)
Property and equipment	$190,932	$172,075
Less: accumulated depreciation and amortization	(130,596)	(119,048)
	$60,336	$53,027

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes (as defined in Note 7) in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2020, we had $103.0 million in borrowings outstanding at a weighted average interest rate of 1.313% and were in compliance with all financial covenants under this credit facility.

7. Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 10.0 years. The 2010 Senior Notes required interest payments semi-annually and contained certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. We were in compliance with all financial covenants under the 2010 Senior Notes as of June 30, 2020. In July 2020, we repaid $85 million in principal due at maturity of the remaining outstanding 2010 Senior Notes, and no 2010 Senior Notes remained outstanding following such repayment.
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
The purchase agreements for the 2010 Senior Notes, as well as the indentures for the 2018 Senior Notes and the 2019 Senior Notes, contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	85,000	85,085	85,000	86,121
The 2018 Senior Notes	400,000	438,000	400,000	428,000
The 2019 Senior Notes	350,000	350,000	—	—
Total	$835,000	$873,085	$485,000	$514,121

(*) The carrying value of the Senior Notes was reduced by the net debt issuance costs of $11.0 million and $5.2 million at June 30, 2020 and September 30, 2019, respectively.
We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

8. Restructuring Expenses
There were no restructuring expenses incurred during the quarter ended June 30, 2020. During the nine-month period ended June 30, 2020, we incurred $3.1 million in employee separation costs due to the elimination of 69 positions throughout the Company. We expect that cash payment for all the employee separation costs will be paid by the end of our fiscal 2020.
There were no restructuring expenses incurred during the quarter and nine-month period ended June 30, 2019.
The following table summarizes our restructuring accruals related to facility closures and employee separation. The balances at June 30, 2020 and September 30, 2019 were classified as current liabilities and recorded in other accrued liabilities within the accompanying condensed consolidated balance sheets.

	Accrual at	Expense Additions	Cash Payments	Adjustment (*)	Accrual at
	September 30, 2019				June 30, 2020
	(In thousands)
Facilities charges	$1,378	$—	$—	$(1,378)	$—
Employee separation	—	3,104	(3,007)	—	97
	$1,378	$3,104	$(3,007)	$(1,378)	$97

(*) Upon adoption of Topic 842, accrued lease exit obligations of $1.4 million, which were associated with vacating excess leased space in fiscal 2017, were reclassified to operating lease liabilities.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was 15.9% and 17.8% during the quarters ended June 30, 2020 and 2019, respectively, and 1.8% and 11.4% during the nine months ended June 30, 2020 and 2019, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the nine months ended June 30, 2020 and 2019 were both impacted by the recording of excess tax benefits relating to stock awards. Stock exercises during the nine months ended June 30, 2020 resulted in an additional increase in excess tax benefits.
The total unrecognized tax benefit for uncertain tax positions is estimated to be $6.8 million and $5.8 million at June 30, 2020 and September 30, 2019, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We have accrued interest of $0.4 million and $0.3 million related to unrecognized tax benefits as of June 30, 2020 and September 30, 2019, respectively.

10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$64,076	$64,152	$177,285	$137,540
Denominator - share:
Basic weighted-average shares	29,005	28,967	29,075	29,000
Effect of dilutive securities	739	1,325	891	1,295
Diluted weighted-average shares	29,744	30,292	29,966	30,295
Earnings per share:
Basic	$2.21	$2.21	$6.10	$4.74
Diluted	$2.15	$2.12	$5.92	$4.54

We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 13,000 options excluded for the quarter ended June 30, 2020. There were no options excluded for the quarter ended June 30, 2019. There were approximately 14,000 and 5,000 options excluded for the nine months ended June 30, 2020 and 2019, respectively.
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
The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$98,476	$130,268	$18,085	$—	$246,829
Professional services	32,364	58	11,211	—	43,633
License	10,620	1,224	11,425	—	23,269
Total segment revenues	141,460	131,550	40,721	—	313,731
Segment operating expense	(111,061)	(21,333)	(43,839)	(31,315)	(207,548)
Segment operating income (loss)	$30,399	$110,217	$(3,118)	$(31,315)	106,183
Unallocated share-based compensation expense					(22,264)
Unallocated amortization expense					(1,048)
Operating income					82,871
Unallocated interest expense, net					(11,223)
Unallocated other income, net					4,560
Income before income taxes					$76,208
Depreciation expense	$5,091	$176	$1,156	$28	$6,451

	Quarter Ended June 30, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$100,385	$112,949	$12,706	$—	$226,040
Professional services	33,989	392	10,213	—	44,594
License	31,263	1,805	10,547	—	43,615
Total segment revenues	165,637	115,146	33,466	—	314,249
Segment operating expense	(113,400)	(15,850)	(42,229)	(36,019)	(207,498)
Segment operating income (loss)	$52,237	$99,296	$(8,763)	$(36,019)	106,751
Unallocated share-based compensation expense					(19,595)
Unallocated amortization expense					(1,448)
Operating income					85,708
Unallocated interest expense, net					(10,111)
Unallocated other income, net					2,457
Income before income taxes					$78,054
Depreciation expense	$4,800	$130	$1,027	$222	$6,179

	Nine Months Ended June 30, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$295,102	$365,324	$47,479	$—	$707,905
Professional services	101,521	1,141	32,901	—	135,563
License	37,294	9,371	30,073	—	76,738
Total segment revenues	433,917	375,836	110,453	—	920,206
Segment operating expense	(338,527)	(54,705)	(141,838)	(99,310)	(634,380)
Segment operating income (loss)	$95,390	$321,131	$(31,385)	$(99,310)	285,826
Unallocated share-based compensation expense					(68,197)
Unallocated amortization expense					(4,046)
Unallocated restructuring and acquisition-related					(3,104)
Operating income					210,479
Unallocated interest expense, net					(32,245)
Unallocated other income, net					2,333
Income before income taxes					$180,567
Depreciation expense	$13,993	$433	$3,300	$361	$18,087

	Nine Months Ended June 30, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$294,624	$300,133	$37,255	$—	$632,012
Professional services	101,432	1,994	32,531	—	135,957
License	59,055	3,105	24,610	—	86,770
Total segment revenues	455,111	305,232	94,396	—	854,739
Segment operating expense	(332,641)	(45,499)	(122,175)	(104,779)	(605,094)
Segment operating income (loss)	$122,470	$259,733	$(27,779)	$(104,779)	249,645
Unallocated share-based compensation expense					(61,931)
Unallocated amortization expense					(4,453)
Operating income					183,261
Unallocated interest expense, net					(29,795)
Unallocated other income, net					1,718
Income before income taxes					$155,184
Depreciation expense	$14,259	$387	$2,988	$684	$18,318

Information about disaggregated revenue by product deployment methods was as follows:

	Quarter Ended June 30, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$76,493	$64,967	$—	$141,460	45%
Scores	—	—	131,550	131,550	42%
Decision Management Software	29,063	11,658	—	40,721	13%
Total	$105,556	$76,625	$131,550	$313,731	100%

	Quarter Ended June 30, 2019
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$102,673	$62,964	$—	$165,637	53%
Scores	—	—	115,146	115,146	37%
Decision Management Software	27,138	6,328	—	33,466	10%
Total	$129,811	$69,292	$115,146	$314,249	100%

	Nine Months Ended June 30, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$238,812	$195,105	$—	$433,917	47%
Scores	—	—	375,836	375,836	41%
Decision Management Software	81,589	28,864	—	110,453	12%
Total	$320,401	$223,969	$375,836	$920,206	100%

	Nine Months Ended June 30, 2019
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$273,579	$181,532	$—	$455,111	53%
Scores	—	—	305,232	305,232	36%
Decision Management Software	76,472	17,924	—	94,396	11%
Total	$350,051	$199,456	$305,232	$854,739	100%

Information about disaggregated revenue by primary geographical markets was as follows:

	Quarter Ended June 30, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$78,639	$12,069	$34,175	$16,577	$141,460
Scores	128,686	113	1,505	1,246	131,550
Decision Management Software	23,164	4,626	8,427	4,504	40,721
Total	$230,489	$16,808	$44,107	$22,327	$313,731

	Quarter Ended June 30, 2019
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$88,210	$7,088	$54,171	$16,168	$165,637
Scores	110,728	768	2,191	1,459	115,146
Decision Management Software	14,930	5,448	8,680	4,408	33,466
Total	$213,868	$13,304	$65,042	$22,035	$314,249

	Nine Months Ended June 30, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$243,005	$31,258	$108,230	$51,424	$433,917
Scores	362,132	3,016	4,763	5,925	375,836
Decision Management Software	59,758	14,876	22,612	13,207	110,453
Total	$664,895	$49,150	$135,605	$70,556	$920,206

	Nine Months Ended June 30, 2019
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$256,385	$32,011	$119,971	$46,744	$455,111
Scores	293,292	2,650	5,197	4,093	305,232
Decision Management Software	45,354	14,000	21,977	13,065	94,396
Total	$595,031	$48,661	$147,145	$63,902	$854,739

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
Receivables at June 30, 2020 and September 30, 2019 consisted of the following:

	June 30, 2020	September 30, 2019
	(In thousands)
Billed	$195,159	$206,714
Unbilled	154,365	127,651
	349,524	334,365
Less: allowance for doubtful accounts	(4,753)	(2,568)
Net receivables	344,771	331,797
Less: long-term receivables *	(41,213)	(34,370)
Short-term receivables *	$303,558	$297,427

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying condensed consolidated balance sheets.
Contract assets balance at June 30, 2020 and September 30, 2019 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the nine months ended June 30, 2020 were as follows:

Nine Months Ended June 30, 2020
(In thousands)
Deferred revenues at September 30, 2019	$116,320
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(91,337)
Increases due to billings, excluding amounts recognized as revenue during the period	86,749
Deferred revenues at June 30, 2020	$111,732

(*) Deferred revenues at September 30, 2019 included current portion of $111.0 million and long-term portion of $5.3 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at June 30, 2020 included current portion of $105.8 million and long-term portion of $5.9 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.

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

Revenue allocated to remaining performance obligations was $247.2 million as of June 30, 2020, of which we expect to recognize approximately 54% over the next 18 months and the remainder thereafter.
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

The following table presents the lease balances within the condensed consolidated balance sheets:

	Balance Sheet Location	June 30, 2020
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$84,106
Finance leases (*)	Property and equipment, net	9,810
Total lease assets		$93,916
Liabilities
Current:
Operating leases	Other accrued liabilities	$20,012
Finance leases	Other accrued liabilities	5,248
Non-current:
Operating leases	Operating lease liabilities	74,000
Finance leases	Other liabilities	5,857
Total lease liabilities		$105,117

(*) Finance leases are recorded net of accumulated depreciation of $3.1 million.
The components of our operating and finance lease expenses were as follows:

	Quarter Ended June 30, 2020	Nine Months Ended June 30, 2020
	(In thousands)
Operating lease cost	$5,763	$17,689
Finance lease cost:
Depreciation of lease assets	1,048	2,316
Interest on lease liabilities	87	235
Short-term lease cost	244	1,051
Variable lease cost	758	2,578
Total lease cost	$7,900	$23,869
The following table presents weighted average lease term and weighted average discount rates related to our operating and finance leases:

	June 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in months)	65	30
Weighted average discount rate	3.98%	3.43%

Supplemental cash flow information related to our operating and finance leases was as follows:

Nine Months Ended June 30, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$14,194
Operating cash outflow for finance leases	235
Financing cash outflow for finance leases	811
Lease assets obtained in exchange for new lease liabilities:
Operating leases	10,437
Finance leases	6,489

Future lease payments under our non-cancellable leases as of June 30, 2020 were as follows:

(In thousands)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$5,455	$2,384
Fiscal 2021	23,669	4,175
Fiscal 2022	19,271	4,174
Fiscal 2023	17,312	784
Fiscal 2024	14,741	—
Fiscal 2025	8,361	—
Thereafter	15,267	—
Total future undiscounted lease payments	104,076	11,517
Less imputed interest	(10,064)	(412)
Total reported lease liability	$94,012	$11,105

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

15. Subsequent Events
In July 2020, our Board of Directors approved a new stock repurchase program following the completion of a similar program that was approved in July 2019. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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
We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 31% and 35% of total consolidated revenues for the quarters ended June 30, 2020 and 2019, respectively, and 32% and 34% of total consolidated revenues for the nine months ended June 30, 2020 and 2019, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 86% and 88% of our revenues were derived from within this industry during the quarters ended June 30, 2020 and 2019, respectively, and 86% and 87% of our revenues were derived from within this industry during the nine months ended June 30, 2020 and 2019, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 79% and 72% of our revenues during the quarters ended June 30, 2020 and 2019, respectively. Arrangements with transactional or unit-based pricing accounted for 77% and 74% of our revenues during the nine months ended June 30, 2020 and 2019, respectively.

Revenue for the quarter ended June 30, 2020 was $313.7 million, slightly down from $314.2 for the quarter ended June 30, 2019. Revenue increased 8% to $920.2 million during the nine months ended June 30, 2020 from $854.7 million during the nine months ended June 30, 2019. We continue to drive growth in our Scores segment. Scores revenue increased 14% to $131.6 million during the quarter ended June 30, 2020 from $115.1 million during the quarter ended June 30, 2019, and 23% to $375.8 million during the nine months ended June 30, 2020 from $305.2 million during the nine months ended June 30, 2019. Scores operating income increased 11% to $110.2 million during the quarter ended June 30, 2020 from $99.3 million during the quarter ended June 30, 2019, and 24% to $321.1 million during the nine months ended June 30, 2020 from $259.7 million during the nine months ended June 30, 2019. For our Applications and Decision Management Software segments, cloud business continues to grow as we pursue our cloud-first strategy. Cloud revenues increased 11% to $76.6 million during the quarter ended June 30, 2020 from $69.3 million during the quarter ended June 30, 2019, and 12% to $224.0 million during the nine months ended June 30, 2020 from $199.5 million during the nine months ended June 30, 2019.
Operating income decreased 3% to $82.9 million during the quarter ended June 30, 2020 from $85.7 million during the quarter ended June 30, 2019, and net earnings of $64.1 million for the quarter ended June 30, 2020 was consistent with the quarter ended June 30, 2019. Operating income increased 15% to $210.5 million during the nine months ended June 30, 2020 from $183.3 million during the nine months ended June 30, 2019, and net earnings increased 29% to $177.3 million from $137.5 million, driven by higher operating income as well as higher excess tax benefits related to stock-based compensation during the nine months ended June 30, 2020.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter and nine months ended June 30, 2020, we repurchased approximately 0.2 million shares at a total repurchase price of $54.0 million and 0.6 million shares at a total repurchase price of $210.0 million, respectively. As of June 30, 2020, we had $10.3 million remaining under our then-current stock repurchase program.
COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, which has spread throughout the U.S. and the world. The COVID-19 pandemic has resulted in authorities implementing numerous measures to contain the virus, including quarantines, shelter-in-place orders, travel bans and restrictions, and business limitations and shutdowns.

Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. Since March 2020, our employees have been instructed to work from home in each country where we operate to support their health and well-being as well as for our customers, partners and communities. We have also substantially reduced employee travel to only essential business needs. We cannot predict when or how we will begin to lift the actions put in place, but as of the date of this filing, we do not believe our work-from-home protocol has had a material adverse impact on our internal controls, financial reporting systems or our operations.

Our operational flexibility and strong balance sheet allowed us to successfully manage through the initial impact of COVID-19 while protecting our cash flow and liquidity. However, certain areas of our business have been adversely impacted as a result of the pandemic’s global economic impact. For example, COVID-19 has been adversely affecting certain purchasing decisions by our customers in our Applications and Decision Management Software segments. For our Scores segment, we have seen a decline in auto and unsecured originations volumes, but an increase in mortgage volume during the quarter ended June 30, 2020 due to strong refinancing activities boosted by low interest rates. Additionally, we have granted and may continue to grant extended payment terms to a small number of customers as a result of COVID-19. We have not and do not plan to modify our customer agreements in a manner that would materially impact our financial condition or results of operations. Finally, contrary to our original expectations, a decrease in sales-related travel activity has not materially affected our ability to consummate sales.

We continue to manage our costs by limiting the addition of new employees and third-party contracted services, and substantially reducing employee travel and other discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered and may become necessary. Any future asset impairment charges, increase in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the pandemic.

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

Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended June 30, 2020	$106.2	15%	16	37
Quarter Ended June 30, 2019	$109.2	15%	19	38
Nine Months Ended June 30, 2020	$302.4	29%	56	NM(a)
Nine Months Ended June 30, 2019	$321.5	28%	61	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 49% and 48% of total bookings for the quarters ended June 30, 2020 and 2019, respectively. Professional services bookings were 39% and 37% of total bookings for the quarters ended June 30, 2020 and 2019, respectively. License bookings were 12% and 15% of total bookings for the quarters ended June 30, 2020 and 2019, respectively.
Transactional and maintenance bookings were 44% and 46% of total bookings for the nine months ended June 30, 2020 and 2019, respectively. Professional services bookings were 38% and 40% of total bookings for the nine months ended June 30, 2020 and 2019, respectively. License bookings were 18% and 14% of total bookings for the nine months ended June 30, 2020 and 2019, respectively.

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019	2020	2019
	(In thousands)				(In thousands)
Applications	$141,460	$165,637	45%	53%	$(24,177)	(15)%
Scores	131,550	115,146	42%	37%	16,404	14%
Decision Management Software	40,721	33,466	13%	10%	7,255	22%
Total	$313,731	$314,249	100%	100%	(518)	—%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019	2020	2019
	(In thousands)				(In thousands)
Applications	$433,917	$455,111	47%	53%	$(21,194)	(5)%
Scores	375,836	305,232	41%	36%	70,604	23%
Decision Management Software	110,453	94,396	12%	11%	16,057	17%
Total	$920,206	$854,739	100%	100%	65,467	8%

Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019
Applications

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$98,476	$100,385	$(1,909)	(2)%
Professional services	32,364	33,989	(1,625)	(5)%
License	10,620	31,263	(20,643)	(66)%
Total	$141,460	$165,637	(24,177)	(15)%
Applications segment revenues decreased $24.2 million primarily due to a $28.5 million decrease in our fraud solutions and a $1.3 million decrease in our customer communication services, partially offset by a $5.5 million increase in our compliance solutions. The decrease in fraud solutions was primarily attributable to a decrease in license revenue, driven by a large multi-year license renewal recognized during the quarter ended June 30, 2019. The decrease in customer communication services was primarily attributable to a decrease in transactional revenue. The increase in compliance solutions was primarily attributable to an increase in license revenue.

Scores

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$130,268	$112,949	$17,319	15%
Professional services	58	392	(334)	(85)%
License	1,224	1,805	(581)	(32)%
Total	$131,550	$115,146	16,404	14%
Scores segment revenues increased $16.4 million due to an increase of $9.9 million in our business-to-business scores revenue and $6.5 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in unsecured originations as well as an increase in mortgage volumes during the quarter ended June 30, 2020. The increase was partially offset by a decrease in unsecured originations volume. The increase in business-to-consumer services was primarily attributable to an increase in direct sales generated from the myFICO.com website.
During the quarters ended June 30, 2020 and 2019, revenues generated from our agreements with Experian accounted for 15% and 13%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 19% and 16%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$18,085	$12,706	$5,379	42%
Professional services	11,211	10,213	998	10%
License	11,425	10,547	878	8%
Total	$40,721	$33,466	7,255	22%
Decision Management Software segment revenues increased $7.3 million primarily attributable to an increase in our SaaS subscription revenue classified as transactional and maintenance revenue, and an increase in services and license revenue.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Applications

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$295,102	$294,624	$478	—%
Professional services	101,521	101,432	89	—%
License	37,294	59,055	(21,761)	(37)%
Total	$433,917	$455,111	(21,194)	(5)%
Applications segment revenues decreased $21.2 million primarily attributable to a $27.4 million decrease in our fraud solutions, a $6.8 million decrease in our collections and recovery solutions, and a $2.2 million decrease in our customer communications services, partially offset by a $7.9 million increase in our compliance solutions and a $7.7 million increase in our originations solutions. The decrease in fraud solutions was primarily attributable to a decrease in license revenue, driven by a large multi-year license renewal recognized during the nine months ended June 30, 2019. The decrease in collections and recovery revenue was primarily attributable to a decrease in services and license revenues. The decrease in customer communication services was primarily attributable to a decrease in transactional revenue. The increase in compliance solutions was primarily attributable to an increase in services and license revenues. The increase in originations solutions was primarily due to an increase in SaaS subscription revenue classified as transactional and maintenance revenue and an increase in license revenue.

Scores

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$365,324	$300,133	$65,191	22%
Professional services	1,141	1,994	(853)	(43)%
License	9,371	3,105	6,266	202%
Total	$375,836	$305,232	70,604	23%
Scores segment revenues increased $70.6 million due to an increase of $56.6 million in our business-to-business scores revenue and $14.0 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to a higher unit price in auto and unsecured originations, an increase in mortgage volumes, as well as a large annual license deal recognized during the nine months ended June 30, 2020. The increase was partially offset by a decrease in unsecured originations volume. The increase in business-to-consumer services was attributable to an increase in both royalties derived from scores sold indirectly to consumers through credit reporting agencies and direct sales generated from the myFICO.com website.
During the nine months ended June 30, 2020 and 2019, revenues generated from our agreements with Experian accounted for 14% and 13%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 18% and 13%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$47,479	$37,255	$10,224	27%
Professional services	32,901	32,531	370	1%
License	30,073	24,610	5,463	22%
Total	$110,453	$94,396	16,057	17%

Decision Management Software segment revenues increased $16.1 million primarily attributable to an increase in our SaaS subscription revenue classified as transactional and maintenance revenue and an increase in license revenue.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2020	2019	2020	2019
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$313,731	$314,249	100%	100%	$(518)	—%
Operating expenses:
Cost of revenues	88,569	87,215	29%	28%	1,354	2%
Research and development	41,411	36,972	13%	12%	4,439	12%
Selling, general and administrative	99,832	102,906	32%	33%	(3,074)	(3)%
Amortization of intangible assets	1,048	1,448	—%	—%	(400)	(28)%
Total operating expenses	230,860	228,541	74%	73%	2,319	1%
Operating income	82,871	85,708	26%	27%	(2,837)	(3)%
Interest expense, net	(11,223)	(10,111)	(4)%	(3)%	(1,112)	11%
Other income, net	4,560	2,457	1%	1%	2,103	86%
Income before income taxes	76,208	78,054	24%	25%	(1,846)	(2)%
Income tax provision	12,132	13,902	4%	5%	(1,770)	(13)%
Net income	$64,076	$64,152	20%	20%	(76)	—%
Number of employees at quarter end	4,065	3,967			98	2%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2020	2019	2020	2019
	(In thousands)				(In thousands)
Revenues	$920,206	$854,739	100%	100%	$65,467	8%
Operating expenses:
Cost of revenues	267,466	248,849	29%	29%	18,617	7%
Research and development	119,793	110,082	13%	13%	9,711	9%
Selling, general and administrative	315,318	308,094	34%	36%	7,224	2%
Amortization of intangible assets	4,046	4,453	1%	1%	(407)	(9)%
Restructuring and acquisition-related	3,104	—	—%	—%	3,104	—%
Total operating expenses	709,727	671,478	77%	79%	38,249	6%
Operating income	210,479	183,261	23%	21%	27,218	15%
Interest expense, net	(32,245)	(29,795)	(3)%	(3)%	(2,450)	8%
Other income, net	2,333	1,718	—%	—%	615	36%
Income before income taxes	180,567	155,184	20%	18%	25,383	16%
Income tax provision	3,282	17,644	1%	2%	(14,362)	(81)%
Net income	$177,285	$137,540	19%	16%	39,745	29%

Cost of Revenues

Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in delivering software products, operating SaaS infrastructure, and providing support, implementation and consulting services; allocated overhead facilities and data center costs; software royalty fees; credit bureau data and processing services; third-party hosting fees related to our SaaS services; travel costs; and outside services.
The quarter-over-prior year quarter increase in cost of revenues of $1.4 million was primarily attributable to an increase in cloud infrastructure costs, driven by increased resource requirements due to expansion in our cloud infrastructure operations, partially offset by a decrease in travel activity due to the COVID-19 outbreak. Cost of revenues as a percentage of revenues was 29% during the quarter ended June 30, 2020, materially consistent with that incurred during the quarter ended June 30, 2019.
The year-to-date period over period increase in cost of revenues of $18.6 million was primarily attributable to a $15.1 million increase in allocated facilities and infrastructure costs and a $5.9 million increase in direct materials cost, partially offset by a $2.8 million decrease in travel costs. The increase in facilities and infrastructure costs was primarily attributable to increased resource requirements due to expansion in our cloud infrastructure operations. The increase in direct materials cost was primarily attributable to an increase in telecommunication cost, as well as an increase in license and Scores revenues that incur third-party royalties and data costs. The decrease in travel costs was primarily attributable to the COVID-19 outbreak. Cost of revenues as a percentage of revenues was 29% during the nine months ended June 30, 2020, consistent with that incurred during the nine months ended June 30, 2019.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
The quarter-over-prior year quarter increase in research and development expenses of $4.4 million was primarily attributable to an increase in labor and personnel costs as a result of increased headcount and increased fringe benefit costs related to our supplemental retirement and savings plan. Research and development expenses as a percentage of revenues increased to 13% during the quarter ended June 30, 2020 from 12% during the quarter ended June 30, 2019.
The year-to-date period over period increase in research and development expenses of $9.7 million was primarily attributable to an increase in labor and personnel costs and an increase in allocated facilities and infrastructure costs, both driven by increased headcount and our continued investments in new product development. Research and development expenses as a percentage of revenues was 13% during the nine months ended June 30, 2020, consistent with that incurred during the nine months ended June 30, 2019.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses; and the cost of operating computer systems.
The quarter-over-prior year quarter decrease in selling, general and administrative expenses of $3.1 million was primarily attributable to a $4.9 million decrease in travel activity due to the COVID-19 outbreak, partially offset by a $2.2 million increase in non-capitalizable commission cost. Selling, general and administrative expenses as a percentage of revenues decreased to 32% during the quarter ended June 30, 2020 from 33% during the quarter ended June 30, 2019.
The year-to-date period over period increase in selling, general and administrative expenses of $7.2 million was primarily attributable to a $10.1 million increase in personnel and labor costs and a $2.3 million increase in bad debt expense, partially offset by a $3.2 million decrease in marketing and travel costs and a $2.2 million decrease in allocated facilities costs. The increase in personnel and labor costs was primarily attributable to an increase in headcount. The increase in bad debt expense was attributable to estimated losses reserved for customers and industries that are most impacted by COVID-19. The decrease in marketing and travel costs was primarily attributable to a decrease in travel activity due to COVID-19 as well as our company-wide initiative to control travel spending prior to the COVID-19 outbreak, partially offset by a company-wide marketing event — FICO WORLD19 — held during the first quarter of our fiscal 2020. Selling, general and administrative expenses as a percentage of revenues decreased to 34% during the nine months ended June 30, 2020 from 36% during the nine months ended June 30, 2019 primarily due to increased revenues.

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
Amortization expense was $1.0 million during the quarter ended June 30, 2020 versus $1.4 million during the quarter ended June 30, 2019.
Amortization expense was $4.0 million during the nine months ended June 30, 2020 versus $4.5 million during the nine months ended June 30, 2020.
Restructuring and Acquisition-Related
There was no restructuring activity during the quarter ended June 30, 2020. During the nine months ended June 30, 2020, we incurred employee separation costs of $3.1 million due to the elimination of 69 positions throughout the Company. We expect that cash payment for all the employee separation costs will be paid by the end of our fiscal 2020.
There was no acquisition-related expense during the quarter and nine months ended June 30, 2020.
There were no restructuring or acquisition-related expenses during the quarter and nine months ended June 30, 2019.
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
The quarter-over-prior year quarter increase in interest expense, net of $1.1 million was primarily attributable to a higher average outstanding debt balance during the quarter ended June 30, 2020.
The year-to-date period over period increase in interest expense, net of $2.5 million was primarily attributable to a higher average outstanding debt balance during the nine months ended June 30, 2020.
Other Income, Net
Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
The quarter-over-prior year quarter increase in other income, net of $2.1 million was primarily attributable to an increase in net unrealized gains on our supplemental retirement and savings plan, partially offset by an increase in foreign currency exchange losses.
The year-to-date other income, net was $2.3 million during the nine months ended June 30, 2020 versus $1.7 million during the nine months ended June 30, 2019.
Income Tax Provision
The effective income tax rate was 15.9% and 17.8% during the quarters ended June 30, 2020 and 2019, respectively, and 1.8% and 11.4% during the nine months ended June 30, 2020 and 2019, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rates for the nine months ended June 30, 2020 and 2019 were both impacted by the recording of excess tax benefits relating to stock awards. Stock exercises during the nine months ended June 30, 2020 resulted in an additional increase in excess tax benefits.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income (loss) for the quarters and nine-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019
	(In thousands)		(In thousands)
Applications	$30,399	$52,237	$(21,838)	(42)%
Scores	110,217	99,296	10,921	11%
Decision Management Software	(3,118)	(8,763)	5,645	(64)%
Corporate expenses	(31,315)	(36,019)	4,704	(13)%
Total segment operating income	106,183	106,751	(568)	(1)%
Unallocated share-based compensation	(22,264)	(19,595)	(2,669)	14%
Unallocated amortization expense	(1,048)	(1,448)	400	(28)%
Operating income	$82,871	$85,708	(2,837)	(3)%

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019
	(In thousands)		(In thousands)
Applications	$95,390	$122,470	$(27,080)	(22)%
Scores	321,131	259,733	61,398	24%
Decision Management Software	(31,385)	(27,779)	(3,606)	13%
Corporate expenses	(99,310)	(104,779)	5,469	(5)%
Total segment operating income	285,826	249,645	36,181	14%
Unallocated share-based compensation	(68,197)	(61,931)	(6,266)	10%
Unallocated amortization expense	(4,046)	(4,453)	407	(9)%
Unallocated restructuring and acquisition-related	(3,104)	—	(3,104)	—%
Operating income	$210,479	$183,261	27,218	15%
Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)				(In thousands)
Segment revenues	$141,460	$165,637	100%	100%	$433,917	$455,111	100%	100%
Segment operating expense	(111,061)	(113,400)	(79)%	(68)%	(338,527)	(332,641)	(78)%	(73)%
Segment operating income	$30,399	$52,237	21%	32%	$95,390	$122,470	22%	27%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)				(In thousands)
Segment revenues	$131,550	$115,146	100%	100%	$375,836	$305,232	100%	100%
Segment operating expense	(21,333)	(15,850)	(16)%	(14)%	(54,705)	(45,499)	(15)%	(15)%
Segment operating income	$110,217	$99,296	84%	86%	$321,131	$259,733	85%	85%
Decision Management Software

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)				(In thousands)
Segment revenues	$40,721	$33,466	100%	100%	$110,453	$94,396	100%	100%
Segment operating expense	(43,839)	(42,229)	(108)%	(126)%	(141,838)	(122,175)	(128)%	(129)%
Segment operating loss	$(3,118)	$(8,763)	(8)%	(26)%	$(31,385)	$(27,779)	(28)%	(29)%
The quarter-over-prior year quarter $2.8 million decrease in operating income was primarily attributable to a $4.8 million increase in segment operating expenses, a $2.7 million increase in share-based compensation cost and a $0.5 million decrease in segment revenues, partially offset by a $4.7 million decrease in corporate expenses.
At the segment level, the quarter-over-prior year quarter $0.6 million decrease in segment operating income was the result of a $21.8 million decrease in our Applications segment operating income, partially offset by a $10.9 million increase in our Scores segment operating income, a $5.6 million decrease in our Decision Management Software segment operating loss, and a $4.7 million decrease in corporate expenses.
The quarter-over-prior year quarter $21.8 million decrease in Applications segment operating income was due to a $24.1 million decrease in segment revenue, driven primarily by a large multi-year license renewal recognized during the quarter ended June 30, 2019, partially offset by a $2.3 million decrease in segment operating expenses. Segment operating margin for Applications decreased to 21% from 32%, mainly due to a decrease in sales of our higher-margin software products.
The quarter-over-prior year quarter $10.9 million increase in Scores segment operating income was due to a $16.4 million increase in segment revenue, partially offset by a $5.5 million increase in segment operating expenses, primarily attributable to an increase in fringe benefit costs related to our supplemental retirement and savings plan. Segment operating margin for Scores during the quarter ended June 30, 2020 was 84%, materially consistent with the quarter ended June 30, 2019.
The quarter-over-prior year quarter $5.6 million decrease in Decision Management Software segment operating loss was due to a $7.2 million increase in segment revenue, partially offset by a $1.6 million increase in segment operating expenses. Segment operating margin for Decision Management Software improved to negative 8% from negative 26%, primarily due to an increase in sales of our higher-margin products.
The year-to-date period over period increase of $27.2 million in operating income was primarily attributable to a $65.5 million increase in segment revenues and a $5.5 million decrease in corporate expenses, partially offset by a $34.8 million increase in segment operating expenses, a $6.3 million increase in share-based compensation cost, and a $3.1 million increase in restructuring and acquisition-related cost.

At the segment level, the year-to-date period over period increase of $36.2 million in segment operating income was the result of a $61.4 million increase in our Scores segment operating income and a $5.5 million decrease in corporate expenses, partially offset by a $27.1 million decrease in our Applications segment operating income and a $3.6 million increase in our Decision Management Software segment operating loss.

The year-to-date period over period $27.1 million decrease in Applications segment operating income was due to a $21.2 million decrease in segment revenue and a $5.9 million increase in segment operating expenses. Segment operating margin for Applications decreased to 22% from 27%, mainly due to a decrease in sales of our higher-margin software products.
The year-to-date period over period $61.4 million increase in Scores segment operating income was attributable to a $70.6 million increase in segment revenue, partially offset by a $9.2 million increase in segment operating expenses. Segment operating margin for Scores during the nine months ended June 30, 2020 was 85%, consistent with the nine months ended June 30, 2019.
The year-to-date period over period $3.6 million increase in Decision Management Software segment operating loss was attributable to a $19.7 million increase in segment operating expenses, partially offset by a $16.1 million increase in segment revenue. Segment operating margin for Decision Management Software was negative 28%, materially consistent with the nine months ended June 30, 2019.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2020, we had $125.7 million in cash and cash equivalents, which included $100.3 million held off-shore by our foreign subsidiaries. Subsequently, we utilized our revolving line of credit to repay $85.0 million in principal due in July 2020 on our senior notes issued in July 2010. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2020	2019
	(In thousands)
Cash provided by (used in):
Operating activities	$228,730	$164,936	$63,794
Investing activities	(23,346)	(20,800)	(2,546)
Financing activities	(183,483)	(156,061)	(27,422)
Effect of exchange rate changes on cash	(2,654)	710	(3,364)
Increase (decrease) in cash and cash equivalents	$19,247	$(11,215)	30,462

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $228.7 million during the nine months ended June 30, 2020 from $164.9 million during the nine months ended June 30, 2019. The $63.8 million increase was attributable to a $39.7 million increase in net income, a $20.3 million increase in non-cash items, including a $15.0 million increase in operating lease costs and a $6.3 million increase in share-based compensation expense, and a $3.8 million increase that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $23.3 million for the nine months ended June 30, 2020 from $20.8 million for the nine months ended June 30, 2019. The $2.5 million increase was primarily attributable to a $2.9 million increase in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $183.5 million for the nine months ended June 30, 2020 from $156.1 million for the nine months ended June 30, 2019. The $27.4 million increase was primarily attributable to a $300.0 million increase in payments, net of proceeds, on our revolving line of credit, a $48.9 million increase in taxes paid related to net share settlement of equity awards, a $31.1 million increase in repurchases of common stock, and a $6.8 million increase in debt issuance cost, partially offset by a $350.0 million increase in proceeds from issuance of senior notes and a $10.2 million increase in proceeds from issuance of treasury stock under employee stock plans.
Repurchases of Common Stock
In July 2019, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to the July 2019 program, we repurchased 157,477 shares of our common stock at a total repurchase price of $54.0 million and 615,456 shares of our common stock at a total repurchase price of $210.0 million during the quarter and nine months ended June 30, 2020, respectively.
In July 2020, our Board of Directors approved a new stock repurchase program following the completion of the July 2019 program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.5 through the maturity of our 2010 Senior Notes in July 2020, upon which maintaining a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2020, we had $103.0 million in borrowings outstanding at a weighted average interest rate of 1.313% and were in compliance with all financial covenants under this credit facility, and do not believe we are at material risk of not meeting these covenants due to COVID-19.

Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series with maturities ranging from 6 to 10 years. The outstanding 2010 Senior Notes’ weighted average interest rate is 5.6% and the weighted average maturity is 10.0 years. The 2010 Senior Notes required interest payments semi-annually and contained certain restrictive covenants, including the maintenance of a maximum consolidated net debt to consolidated EBITDA ratio of 3.00 and a minimum fixed charge coverage ratio of 2.50. In July 2020, we repaid the final principal amount of the 2010 Senior Notes at maturity. On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. The purchase agreements for the 2010 Senior Notes, as well as the indenture for the 2018 Senior Notes and the 2019 Senior Notes, contain certain covenants typical of unsecured obligations. As of June 30, 2020, the carrying value of the Senior Notes was $824.0 million and we were in compliance with all financial covenants under these obligations, and do not believe we are at material risk of not meeting these covenants due to COVID-19.
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

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
Contracts with Customers
Our revenue is primarily derived from term-based or perpetual licensing of software and scoring products and solutions, and associated maintenance; SaaS subscription services; scoring and credit monitoring services for consumers; and professional services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct—distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2020 and September 30, 2019:

	June 30, 2020			September 30, 2019
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$125,673	$125,673	0.07%	$106,426	$106,426	0.76%

On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private placement to a group of institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	85,000	85,085	85,000	86,121
The 2018 Senior Notes	400,000	438,000	400,000	428,000
The 2019 Senior Notes	350,000	350,000	—	—
Total	$835,000	$873,085	$485,000	$514,121

(*) The carrying value of the Senior Notes was reduced by the net debt issuance costs of $11.0 million and $5.2 million at June 30, 2020 and September 30, 2019, respectively.
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $103.0 million in borrowings outstanding at a weighted average interest rate of 1.313% under the credit facility as of June 30, 2020.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2020 and September 30, 2019:

	June 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,400	$11,629	$—
Buy foreign currency:
British pound (GBP)	GBP	19,434	$23,900	$—
Singapore dollar (SGD)	SGD	9,895	$7,100	$—

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	$—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	$—
Singapore dollar (SGD)	SGD	5,798	$4,200	$—
The foreign currency forward contracts were entered into on June 30, 2020 and September 30, 2019, respectively; therefore, their fair value was $0 on each of these dates.
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
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rules_13a-15 or 15d-15 of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the COVID-19 pandemic, we have temporarily closed the majority of our offices (including our corporate headquarters in the United States) and implemented travel restrictions, both of which have begun to disrupt how we operate our business. Our operations may be further negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and countries have imposed or may impose a wide range of restrictions on our employees’, partners’ and customers’ physical movement to limit the spread of COVID-19. We have postponed, canceled or shifted certain of our customer, employee or industry events to virtual-only experiences and may continue to do so in the future. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity or ability to collaborate, our results of operations and overall financial performance will be harmed.
Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. The COVID-19 pandemic may affect the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations and overall financial performance. We have seen evidence that COVID-19 has adversely affected certain purchasing decisions by our customers in our Applications and Decision Management Software segments, and, in our Scores segment, COVID-19 and general economic conditions and lending activity have had an adverse impact.
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

In addition, the U.S. and other key international economies are experiencing and have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Such disruption, whether arising in connection with the current COVID-19 pandemic or otherwise, could result in a decline in the volume of transactions that we execute for our customers.

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

For example, on June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” As a result of the referendum and the ongoing uncertainty regarding Brexit, the future relationship between the U.K. and the E.U. remains unknown. Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2020 through April 30, 2020	85,760	$291.33	82,477	$40,322,467
May 1, 2020 through May 31, 2020	48,853	$388.62	45,000	$22,764,828
June 1, 2020 through June 30, 2020	31,595	$414.24	30,000	$10,332,778
	166,208		157,477	$10,332,778

(1)	Includes 8,731 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2020.

(2)
In July 2019, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In July 2020, our Board of Directors approved a new stock repurchase program following the completion of the July 2019 program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.

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

3.2	By-laws of Fair Isaac Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009 (file no. 001-11689)).

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	July 29, 2020

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 29, 2020

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)