Form 10-K
period 2020-09-30
FAIR ISAAC CORP
filed 2020-11-12
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No
As of March 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,095,692,430 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 30, 2020 was 29,098,177 (excluding 59,758,606 shares held by the Company as treasury stock).

1

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” ”will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Item 1A of Part I, “Risk Factors,” below (including the impact of COVID-19 on macroeconomic conditions and our business, operations and personnel). The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K to be filed by us in fiscal 2021.

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

We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, we help thousands of companies in over 120 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive companies, pharmaceutical companies, healthcare organizations, public agencies and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO® Scores, the standard measure in the U.S. of consumer credit risk, empowering them to manage their financial health.

More information about us can be found on our website, www.fico.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the SEC. References to our website address in this report do not constitute an incorporation by reference. Information on our website is not part of this report.

PRODUCTS AND SERVICES

We use analytics to help businesses automate, improve and connect decisions across their enterprise, an approach we commonly refer to as decision management. Most of our solutions address customer engagement, including customer acquisition, customer onboarding, customer servicing and management, and customer protection. We also help businesses improve non-customer decisions such as transaction and claims processing. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients reduce the cost of doing business and losses from risks and fraud, while helping increase revenues, profitability, and customer loyalty.

Our Segments

We categorize our products and services into the following three operating segments:

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, financial crimes compliance, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, software-as-a-service (“SaaS”) applications through the FICO® Analytic Cloud or Amazon Web Services (“AWS”).

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

•
Decision Management Software. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our FICO® Decision Management Suite, as well as associated professional services. Decision management software is currently delivered as part of the FICO® Platform and is increasingly being adopted to connect decisioning solutions or previously disconnected use cases. These tools are available to our customers as on-premises software, through the FICO® Analytic Cloud or AWS.

Our Solutions

Our solutions involve four fundamental disciplines:

•
Analytics, which include predictive analytics that identify risks and opportunities associated with individual customers, prospects and transactions, in order to detect patterns such as risk, fraud or profitability, as well as optimization analytics that are used to mathematically improve the design of decision logic or “strategies.”

•	Data management and transaction profiling that bring extensive consumer information to every decision.

•
Software such as decision management systems that author and implement business rules, models and decision strategies, often in a real-time environment, as well as software for managing customer engagement. This software is increasingly deployed as a platform solution that enables previously disparate use cases to be connected in a manner that provides a centralized or 360-degree view of a customer’s journey through traditionally siloed client offerings.

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
Applications

We develop industry-tailored decision management applications, which apply analytics, data management and decision management software to specific business challenges and processes. Our applications primarily serve clients in the banking, insurance, telecommunications, healthcare, retail and public sectors. During fiscal 2020, we continued to expand our product offerings for the FICO® Analytic Cloud and AWS, resulting in increased sales opportunities by accommodating customers that can benefit from the power, flexibility and modularity of these solutions. Within our Applications segment our fraud solutions accounted for 15%, 18% and 17% of total revenues in each of fiscal 2020, 2019 and 2018, respectively, and our customer communication services accounted for 8%, 9% and 10% of total revenues in each of these periods, respectively.

Origination Applications

We provide solutions that enable banks, credit unions, finance companies, alternative peer-to-peer and online lenders, auto lenders, and other companies to automate and improve the processing of requests for credit or service. These solutions increase the speed and efficiency with which requests are handled, reduce losses, and increase approval rates through analytics that assess applicant risk and reduce the need for manual review by loan officers.

FICO® Origination Manager, an application-to-decision processing solution, is available both on-premises and in the FICO® Analytic Cloud, and we plan to make it available in the AWS cloud in fiscal 2021 with the launch of FICO® Origination Manager 5.0.

Other solutions include the web-based FICO® LiquidCredit® service, which is primarily focused on credit decisions and offered largely to mid-tier banking institutions. FICO® Small Business Scoring Service℠ (SBSS) is recognized as the industry leader in assessing the risk of U.S. small business credit applicants. SBSS is delivered via our LiquidCredit service infrastructure and it brings the speed of consumer lending to small business lending decisions. With SBSS, clients can typically make decisions in hours rather than days to improve customer satisfaction and help attract more small businesses.

Delivered as a cloud service, FICO® Origination Manager Essentials offers mid-market organizations the ability to inexpensively set up and process small business applications quickly, without a long or difficult implementation process. Origination Manager Essentials will be phased out in August 2021.

To support origination, we also offer custom and consortium-based credit risk and application fraud models.

Customer Management Applications

Our customer portfolio management products and services enable businesses to automate and improve risk-based decisions for their existing customers. These solutions help businesses apply advanced analytics in account and customer decisions to increase portfolio revenue, decrease risk exposure and losses, and reduce customer attrition, while improving operational efficiencies.

We provide customer portfolio management solutions for banking, telecommunications and retail. FICO® TRIAD® Customer Manager, a leading credit management system, is available both on-premises and in the FICO® Analytic Cloud. FICO® Strategy Director is the newest, more flexible customer management application available on the FICO Analytic Cloud and AWS. These solutions enable businesses to rapidly adapt to changing business and internal conditions by designing and testing new strategies in a “champion/challenger” environment. The current versions enable users to manage risk and communications at both the account and customer level from a single platform.

We market and sell FICO® TRIAD® Customer Manager and FICO® Strategy Director software licenses, maintenance, consulting services, and strategy design and evaluation. Additionally, we provide TRIAD and Strategy Director services and similar credit account management services through third-party credit card processors worldwide, including two of the largest processors in the U.S.

Fraud Protection and Compliance Applications

Our fraud protection and compliance products improve our clients’ profitability by providing protections across the customer lifecycle from account origination to digital customer interactions—such as online or mobile logins—to non-monetary transactions—such as address changes or pin changes—to payment transactions. Our fraud and financial crimes solutions analyze activity in real time and generate recommendations for immediate action. These defenses are critical to stopping synthetic identity fraud, first-party fraud, and third-party fraud, as well as identifying money laundering activity to help our clients stay compliant and secure while safeguarding the customer experience.

Our fraud solutions are designed to detect and prevent a wide variety of risk types. By looking across products and channels—including real-time payments, peer-to-peer transactions, digital payments, card payments (credit, debit, prepaid), and deposits—FICO helps financial institutions reduce losses and damaged customer relationships caused by fraud and related criminal behavior. FICO fraud solutions also help protect retailers, insurance companies and government agencies.

Our leading fraud detection solution is the FICO® Falcon® Platform, which is recognized as a global leader in fraud detection. The Falcon Platform examines transactional, account, customer, device and merchant data to detect a wide range of fraud indicators quickly and accurately by utilizing artificial intelligence technology. It analyzes transactions in real time, assesses the risk of fraud in a fraud score, and provides the ability for user-defined variables and rules strategies to be used in conjunction with the fraud score to prevent fraud while expediting legitimate transactions. Adaptive analytics, a form of self-learning models, can also be employed to accelerate our customers’ response to evolving fraud tactics.

FICO® Fraud Predictor with Merchant Profiles is used in conjunction with the FICO® Falcon® Platform to improve fraud detection rates through the inclusion of merchant profiles, which is especially important for online transactions. Merchant profiles are built using fraud and transactional data that include characteristics revealing which merchants have a history of higher fraud volumes, and which purchase types and ticket sizes have most often been fraudulent at a particular merchant, among others.

FICO® Falcon® Compromise Manager is used in conjunction with the FICO® Falcon® Platform to identify point-of-sale and e-commerce card compromises with analytically derived recommended actions—such as card block and reissue, or watch-listing—to optimize loss prevention. Separately, the FICO® Card Alert Service prevents ATM debit fraud by identifying counterfeit or compromised payment cards and reporting them to issuers. The service analyzes daily transactions from participating networks and uses this data to identify common points of compromise and suspect cards most likely to incur fraud.

We offer a wide range of solutions focused on preventing and detecting identity fraud. In August 2019, we introduced our identity proofing and user authentication solutions, FICO® Falcon® Identity Proofing and FICO® Falcon® Authentication Suite. Identity proofing is the digital process of onboarding new customers without requiring face-to-face verification. The technology provides an extra layer of security that is easy to use with minimal customer inconvenience, thereby preventing fraud as well as ensuring regulatory compliance standards such as e-KYC are met. User authentication is the real-time corroboration of an identity previously established to enable access to an electronic or digital asset. As an authentication hub, our technology includes multifactor, biometric, and behavioral (user and device-based) capabilities. By bringing digital identity verification into our broader portfolio, we give our clients the ability to strengthen fraud and financial crimes defenses with more contextual data and decisioning.

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

We also offer a comprehensive modular set of compliance solutions to fight money-laundering, terrorist financing, and to fulfill custom requirements for governance, risk and compliance. Solutions include, but are not limited to, Know Your Customer (“KYC”), Anti-Money Laundering (“AML”), and Sanctions Screening.

In September 2019, FICO introduced FICO® Falcon® X, a unified platform for the detection and investigation of both fraud and financial crimes. We also announced FICO® Analytics Workbench™—Falcon Edition, which allows banks’ data science teams to develop machine learning models using open source libraries, as well as FICO machine learning libraries, and then deploy the models on Falcon X for operational use.

Prior to October 2020, when we divested this business, the FICO® Cyber Risk Score was part of the FICO® Enterprise Security Suite and it provided an empirically derived score that conveyed the security posture of an organization and the likelihood of a material data breach in the following twelve months. The score was used by customers to manage the cyber risk of an enterprise, assess third-party risk that may be introduced by third- and fourth-party partners and suppliers, and provide an effective tool for cyber insurance underwriting.

Collections & Recovery Applications

FICO® Debt Manager™, FICO® Debt Manager™ Pro, FICO® Debt Manager™ Pro Plus, FICO® PlacementsPlus® service, FICO® Network and FICO® Placement OptimizerSM solution (collectively, the “FICO Debt Management Solutions”) automate the full cycle of collections and recovery, including early collections, late collections, asset disposal, agency placement and optimization, recovery, litigation, bankruptcy, asset management and residual balance recovery. PlacementsPlus service facilitates control over the distribution and management of accounts to agencies, attorneys, debt buyers and internal recovery departments. FICO Network provides creditors with a single, secure and compliant channel to exchange data with collection agencies, credit bureaus, debt buyers, attorneys, and other vendors. Placement Optimizer maximizes the effectiveness of the placement strategy once accounts are outsourced. FICO Debt Management Solutions also include assessments, models and scores, predictive analytics, advanced customer engagement and optimization. FICO® Debt Manager™ is available both on premises and in the FICO® Analytic Cloud.

Customer Communication Services

FICO® Customer Communication Services is an intelligent omnichannel digital communication manager for executing customer lifecycle decisions. It enables businesses to automate individualized dialogues with the consistency and regulatory compliance of their human agents. With Customer Communication Services, businesses can be available 24/7 for one-way or two-way communication through any channel consumers choose. Customers can rapidly launch mobile alerts, messaging, virtual agents, self-service options and other auto-resolution capabilities. It helps make the full customer journey—account origination and onboarding, customer management account notifications and engagement campaigns, fraud management and debt collection—more digital and raises the level of data-driven intelligence behind lifecycle communications. In addition to its own rules-based communication logic and embedded rules engine, Customer Communication Services can execute complex multi-step strategies shaped by risk-based segmentation, predictive scores, machine learning insights and mathematical optimization.

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

Analytic Services

We perform custom analytics (descriptive, predictive and prescriptive) as well as decision modeling and related analytic and machine learning projects for clients in multiple industries. This enables them to improve critical business processes and operationalize analytics across the customer lifecycle. We do so with our advanced analytic methodologies and domain expertise to solve risk management, fraud, marketing and other challenges for a single business, using that business’s unique data and industry position to develop a highly customized solution. Most of this work falls under predictive analytics, decision modeling and optimization, which provide greater insight into customer preferences, predict future customer behavior and operationalize these analytics. Within decision analysis and optimization, we apply data and proprietary algorithms to design customer treatment strategies and improve business outcomes.

Scores

Our FICO® Scores are used in the majority of U.S. credit decisions, by nearly all of the major banks, credit card organizations, mortgage lenders and auto loan originators. These credit scores, developed based on third-party data, provide a consistent and objective measure of an individual’s credit risk. Credit grantors use our FICO® Scores in a variety of ways: to prescreen candidates for marketing programs; to evaluate applicants for new credit; and to manage existing customer accounts. FICO® Score is a three-digit score ranging from 300-850. They are calculated by running data from the three U.S. national credit reporting agencies, Experian, TransUnion and Equifax, through one of several proprietary scoring models developed by FICO. Lenders generally pay the credit reporting agencies scoring fees based on usage, and the credit reporting agencies pay an associated fee to us. FICO® Score 10 and FICO® Score 10 T, the most recent versions of the FICO® Score, are anticipated to be released at the three U.S. national credit reporting agencies by the end of calendar year 2020.

While the core FICO® Score is the foundation of our scoring portfolio, we offer a number of other broad-based scores, including several specific FICO® Industry Scores. We also develop various custom scores for our financial services clients. Additionally, we continue to innovate by investing in the development of scores that can help expand the scorable population using alternative credit data. FICO® Score XD looks at public records and property data, and a consumer’s history with mobile, landline phone and cable payments, to generate scores on the same 300-850 scale as standard FICO® Scores. FICO® Score XD is available to lenders from LexisNexis Risk Solutions and Equifax. The UltraFICO™ Score considers consumer permissioned data from accounts such as checking, savings, or money market accounts. Incorporating consumer contributed data is a unique approach to helping empower consumers to establish or improve their creditworthiness by using data that reflects sound financial activity but that is not part of a traditional credit report. This can help consumers qualify for the credit they seek under more competitive terms. This approach is particularly helpful for consumers who may have very sparse or inactive credit files and are seeking a path toward greater financial inclusion in mainstream banking.

Outside the U.S., we offer FICO® Scores, including scores using alternative data, for consumers, and in some cases for small and medium enterprises, through credit reporting agencies. We also have installed client-specific versions of the FICO® Score in over ten countries. Like FICO® Scores in the U.S., these scores help lenders in multiple countries leverage the FICO® Score’s predictive analysis to assess the risk of marketing prospects and credit applicants. FICO® Scores are in use or being implemented in 30 different countries across five continents outside the U.S.

We also have scoring systems for insurance underwriters and marketers. Our FICO® Insurance Scores use the same underlying statistical technology as our FICO® Scores, but are designed to predict future personal auto and homeowner insurance losses for new applicants and existing policyholders. Our insurance scores are available to the insurance industry throughout the U.S.

During fiscal 2020, we announced the launch of the FICO® Resilience Index, a new analytic tool designed to complement FICO® Score models by identifying those consumers who are most resilient to economic stress relative to other consumers within the same FICO® Score bands. FICO® Resilience Index would enable industry participants to more precisely assess credit risk and extend credit to more consumers throughout the economic cycle by managing the risk that emerges during periods of economic stress.

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

Decision Management Software

We provide an analytics and decision management platform that businesses use to build their own tailored, analytically-powered decision management applications. The FICO® Decision Management Platform adds scalable and flexible decision management capabilities to virtually any application or operational system. Together, these tools are sold as licensed software or as a SaaS offering in the cloud, and can be used standalone, or in conjunction with third-party solutions, to advance a client’s decision management initiatives. We use these tools as foundational components for our own decision management solutions, described above in the “Applications” section, enhancing the cross-compatibility and extensibility of all of the software solutions we build and deliver. We also partner with third-party providers within given industry markets and with major software companies to embed our tools and other FICO Decision Management Platform components within their existing applications.

During fiscal 2020, FICO continued to enhance the FICO® Decision Management Platform and related services for building, extending, deploying and scaling decision management applications and solutions. These services are collectively referred to as the FICO® Decision Management Suite, and include capabilities for authoring, customizing, executing, and managing predictive analytic, decisioning, and optimization components and services; developing, orchestrating and publishing analytics-powered applications; and visualizing, analyzing and reporting data trends. Component capabilities include:

•	FICO® Decision Management Platform, which connects, executes and powers proprietary platform services that dramatically improve performance, data interchange, model tracking and user collaboration;

•	FICO® Decision Modeler, the core decision rules modeling tool, which enables users to flexibly author and manage decision rules and strategies;

•	FICO® Analytics Workbench™, the consolidated predictive analytics modeling authoring tool, with data wrangling, machine learning and explainable AI;

•	FICO® Applications Workbench, an agile application UI builder, which leverages platform services to speed time to application deployment;

•	FICO® Strategy Director, which helps organizations proactively manage consumer accounts to increase revenue, decrease risk and improve customer retention;

•
FICO® Decision Central™ (formerly known as Model Central), a solution which enables users to monitor, manage, measure and control the deployment and performance of all decision assets including analytic models and rules-based decision strategies;

•	FICO® Xpress Optimization, an optimization modeling suite which includes both the solver technology, Mosel, as well as a general-purpose optimization solver, Xpress Insight; and

•	FICO® Decision Management Platform Streaming, a real-time and batch data ingestion solution that uniquely delivers in-stream analytics for real-time data insights and complex event processing.

The FICO® Decision Management Suite enables FICO’s clients to combine big data, predictive analytics and decision execution together in an easy-to-use, integrated development and deployment environment. It enables organizations to rapidly create innovative analytic applications; dramatically increase developer and business user productivity with support for a broad range of analytic and decision tools; and execute decisions in real time. It also empowers business analysts and other domain experts to modify systems without IT involvement, providing organizations with the agility they need to rapidly respond to customer, regulatory and business changes.

In addition, FICO offers certain decision management software tools for use outside of the context of the FICO Decision Management Platform, including:

Rules Management. The FICO® Blaze Advisor® decision rules management system is used to design, develop, execute and maintain rules-based business applications. The Blaze Advisor system enables business users to propose and preview the impact of changes to decisioning logic, to review and approve proposed changes, and to commit those changes to production decisioning, all without demanding IT cycles. The Blaze Advisor system is sold as an end-user tool and is also the rules engine within several of our decision management applications. The Blaze Advisor system, available in six languages, is a multi-platform solution that: embeds rules management within existing applications; supports Web Services and service-oriented architecture, Java 2 Enterprise Edition platforms, and COBOL for z/OS mainframes; and is the first rules engine to support Java and COBOL deployment of the same rules. It also incorporates the exclusive Rete III rules execution technology, which improves the efficiency and speed with which the Blaze Advisor system is able to process and execute complex, high-volume decision rules.

Predictive Modeling. FICO® Decision Central™ is a comprehensive offering to help banks and other organizations-including insurance, retail and health care companies-streamline their predictive and decision model governance and meet stricter regulations for model management. It complements FICO® Analytics Workbench™, which enables the user to develop and deploy sophisticated predictive models for use in automated decisions. This software is based on the methodology and tools FICO uses to build both client-level and industry-level predictive models, which it developed from countless client engagements. The predictive models and strategies produced can be embedded in custom production applications, the FICO® Platform, or one of our decision management applications. FICO® Analytics Workbench is available for on-premises or cloud implementation.

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

We believe our competitors are presently unable to provide the mix of products, expertise in predictive analytics and integration with decision management software, and enhanced customer management capabilities that we are able to deliver. However, certain competitors may have larger shares of particular geographic or product markets than we do.

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

In the fraud and financial crimes market for banking, we compete primarily with Nice Actimize, Experian, BAE Systems Applied Intelligence, SAS, ACI Worldwide, IBM, Feedzai and Featurespace.

In the collections and recovery market, we compete with both outside suppliers and in-house scoring and computer systems departments for software and ASP servicing. Major competitors include CGI, the three major U.S. credit reporting agencies and various boutique firms.

Scores

In this segment, we compete with both outside suppliers and in-house analytics departments for scoring business. Primary competitors among outside suppliers of scoring models are the three major credit reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions, and VantageScore (a joint venture entity established by the major U.S. credit reporting agencies). Additional competitors include CRIF and other credit reporting agencies outside the U.S., and other data providers like LexisNexis and ChoicePoint, some of which also are among our partners.

For our “direct-to-consumer” services that deliver credit scores, credit reports and consumer credit education services, we compete with other direct to consumer credit and identity services.

Decision Management Software

Our primary competitors in this segment include IBM, Experian, SAS, Pegasystems and Gurobi, along with a number of smaller, specialized vendors providing industry-specific solutions.

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
MARKETS AND CUSTOMERS

Our products and services serve clients in multiple industries, including primarily banking, insurance, retail, healthcare and public agencies. End users of our products include 96 of the 100 largest financial institutions in the U.S., and two-thirds of the largest 100 banks in the world. Our clients also include more than 600 insurers, including nine of the top ten U.S. property and casualty insurers; more than 300 retailers and general merchandisers; more than 200 government or public agencies; and more than 200 healthcare and pharmaceuticals companies, including nine of the world’s top ten pharmaceuticals companies. Eight of the top ten companies on the 2020 Fortune 500 list use one or more of our solutions. In addition, our consumer services are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. credit reporting agencies.

In the U.S., we market our products and services primarily through our own direct sales organization that is organized around vertical markets. Sales groups are based in our headquarters and in field offices strategically located both in and outside the U.S. We also market our products through indirect channels, including alliance partners and other resellers.

Our scores are marketed and sold through credit reporting agencies. During fiscal 2020, 2019 and 2018, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 32%, 29% and 25% of our total revenues, respectively.

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

Our largest market segments outside the U.S. are the United Kingdom and Canada. In addition, we have delivered products to users in more than 120 countries.

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

In fiscal 2020, we continued to make progress with our FICO® Decision Management Suite and FICO® Decision Management Platform initiatives. Most significantly for the fiscal year, we added new Platform Service functionality to provide cross-application enablement of centralized services (for example, enabling authentication, provisioning, data ingestion, and similar functions). We have seen initial success in delivering platform-centric solutions that provide unique value to enterprise clients in tracking and visualizing a buyer’s journey across otherwise siloed offerings.
In addition, we continue to expand the integration of capabilities that make many of our software solutions, which were previously available only as on-premises software installations, into SaaS solutions hosted on the FICO® Analytic Cloud and/or in AWS. The FICO® Decision Management Suite enables clients to use FICO tools, along with rapid application development tools and visualization tools, to quickly develop their own decision management applications and services. We continue to add functionality to the platform as well as host additional FICO applications in the cloud. These ongoing initiatives are driven by enhancing our core technical capabilities listed below, and extending them through partnerships with other technology providers as well as through employing open source software.

Principal Areas of Expertise

Predictive Modeling. Predictive modeling identifies and mathematically represents underlying relationships in historical data in order to explain the data and make predictions or classifications about future events. Our models summarize large quantities of data to amplify its value. Predictive models typically analyze current and historical data on individuals to produce easily understood metrics such as scores. These scores rank-order individuals by likely future performance, e.g., their likelihood of making credit payments on time, or of responding to a particular offer for services. We also include in this category models that detect the likelihood of a transaction being fraudulent. Our predictive models are frequently operationalized in mission-critical transactional systems and drive decisions and actions in near real time. A number of analytic methodologies underlie our products in this area. These include proprietary applications of both linear and nonlinear mathematical programming algorithms, in which one objective is optimized within a set of constraints, and advanced neural systems, which learn complex patterns from large data sets to predict the probability that a new individual will exhibit certain behaviors of business interest. We also apply various related statistical techniques for analysis and pattern detection within large datasets, and have enhanced our abilities to derive insights and predictive variables from various forms of so-called big data, including unstructured data, such as text. We have enhanced our predictive analytic capabilities to include the development of machine learning algorithms and artificial intelligence. FICO has focused on making artificial intelligence explainable to auditors, developers and decision makers so that it can be deployed responsibly.

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

Network Analytics. We have advanced technology for identity resolution and network analysis, which enables users to understand the relationships between their organization, customers, events, and third-party actors. Businesses can perform real-time searches across their enterprise data to find, match, and link similar entities and uncover hidden relationships between people, places and things. This technology complements FICO’s capabilities in the area of fraud and financial crime analytics.

Identity and Authentication. We have advanced technology for digital identity verification and authentication. As part of a unified digital identity suite, this technology provides a mobile and seamless method for validating identities during the customer onboarding process, and enrolling them as trusted entities for multifactor, biometric and behavioral authentication across digital interactions. It also helps organizations take a balanced approach to security and the user experience, providing easy-to-use, integrated security across the customer lifecycle.

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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 184 U.S. and 16 foreign patents with 102 applications pending.
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
PERSONNEL
As of September 30, 2020, we employed 4,003 persons worldwide. Of these, 175 full-time employees were located in our San Jose, California office, 404 full-time employees were located in our San Diego, California office, 170 full-time employees were located in our Roseville, Minnesota office, 166 full-time employees were located in our San Rafael, California office, 129 full-time employees were located in our Fairfax, Virginia office, 1,178 full-time employees were located in our India-based offices and 379 full-time employees were located in our United Kingdom-based offices. None of our employees are covered by a collective bargaining agreement other than to the extent mandated by applicable law in certain foreign jurisdictions, and no work stoppages were experienced during fiscal 2020.
Information regarding our executive officers is included in Item 10, Directors, Executive Officers and Corporate Governance, of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Business, Market and Strategy Risks
The effects of the COVID-19 pandemic have negatively affected how we and our customers are operating our businesses. The duration of these effects, and the extent to which they will impact our future revenues, results of operations and overall financial performance, remain uncertain.
The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the global economy, leading to reduced consumer spending and lending activities and disruptions and volatility in the global capital markets. COVID-19 has caused shutdowns to businesses and cities worldwide and has disrupted supply chains, business operations, travel, and consumer confidence.
As a result of the COVID-19 pandemic, we have temporarily closed the majority of our offices (including our corporate headquarters in the United States) and implemented travel restrictions, both of which have disrupted how we operate our business. Due in part to anticipated post-pandemic workforce patterns, we have permanently closed certain non-core offices, reduced certain other office space and reduced our global workforce. Our operations may be further negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and countries may continue to impose a wide range of restrictions on our employees’, partners’ and customers’ physical movement to limit the spread of COVID-19. We have postponed, canceled or shifted certain of our customer, employee or industry events to virtual-only experiences and may continue to do so in the future. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity or ability to collaborate, our results of operations and overall financial performance may be harmed.
The situation surrounding the COVID-19 pandemic is constantly evolving and both the short-term and long-term effects remain unknown. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. The COVID-19 pandemic may affect the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to change product selections or term commitments, delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations and overall financial performance. We have seen evidence that COVID-19 has adversely affected certain segments and originations volume, which may impact future revenue. We are unable to accurately predict the complete impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the severity and transmission rate of the virus, the duration of the outbreak, the extent and effectiveness of containment actions, the effectiveness of any medical treatment and prevention options, and the impact of these and other factors on us, our employees, customers, partners and vendors, and on worldwide and U.S. economic conditions. If we are not able to respond to and manage these impacts effectively, our business may be harmed to a material extent.
We continue to expand the pursuit of our Decision Management strategy, and we may not be successful, which could cause our growth prospects and results of operations to suffer.

We continue to expand the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Decision Management, or “DM.” We have increasingly focused our DM strategy on bringing our Decision Management assets together in a flexible, extensible, and cloud-native platform approach (the FICO Decision Management Platform). Our DM strategy is designed to enable us to increase our business by selling multiple connectable and extensible DM products to clients, as well as to enable the development of custom client solutions and to allow our clients to more easily expand their usage and the use cases they enable over time. The market may be unreceptive to our general DM business approach, including being unreceptive to our cloud-based offerings, unreceptive to purchasing multiple products from us, or unreceptive to our customized solutions. As we continue to pursue our DM strategy, we may experience volatility in our revenues and operating results caused by various factors, including differences in revenue recognition treatment between our cloud-based offerings and on-premise software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales and delivery methods. If our DM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

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

We expect that revenues derived from our scoring solutions, fraud solutions, customer communication services, customer management solutions and decision management software will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:

•	changes in the business analytics industry;

•	changes in technology;

•	our inability to obtain or use key data for our products;

•	saturation or contraction of market demand;

•	loss of key customers;

•	industry consolidation;

•	failure to successfully adopt cloud-based technologies;

•	our inability to obtain regulatory approvals for our products and services, including credit score models;

•	the increasing availability of free or relatively inexpensive consumer credit, credit score and other information from public or commercial sources;

•	failure to execute our selling approach; and

•	inability to successfully sell our products in new vertical markets.

Our revenues depend, to a great extent, upon conditions in the banking (including consumer credit) industry. If our clients’ industry experiences uncertainty, it will likely harm our business, financial condition or results of operations.

During fiscal 2020, 86% of our revenues were derived from sales of products and services to the banking industry. Periods of global economic uncertainty experienced in the past have produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for future stress and disruptions, including in connection with the COVID-19 pandemic, presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our products and services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

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

While we are attempting to expand our sales of consumer credit and banking products and services into international markets, the risks are greater as these markets are also experiencing substantial disruption and we are less well-known in them.

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

We rely on relationships with third parties for marketing, distribution and certain services. If we experience difficulties in these relationships, including competition from these third parties, our future revenues may be adversely affected.

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

Our acquisition activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

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

•
our operating results or financial condition may be adversely impacted by known or unknown claims or liabilities we assume in an acquisition or that are imposed on us as a result of an acquisition, including claims by government agencies or authorities, terminated employees, current or former customers, former stockholders or other third parties;

•
we may not realize the anticipated increase in our revenues from an acquisition for a number of reasons, including if a larger than predicted number of customers decline to renew their contracts, if we are unable to incorporate the acquired technologies or products with our existing product lines in a uniform manner, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company or changes in accounting treatment do not allow us to recognize revenues on a timely basis;

•	our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness; and

•	to the extent we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

Because acquisitions are inherently risky, our transactions may not be successful and may have a material adverse effect on our business, results of operations, financial condition or cash flows. Acquisitions of businesses having a significant presence outside the U.S. will increase our exposure to the risks of conducting operations in international markets.

There can be no assurance that strategic divestitures will provide business benefits.

As part of our strategy, we continuously evaluate our portfolio of businesses. We have previously and may in the future make other changes to our portfolio as well, which may be material. Divestitures involve risks, including:

•	disruption of our operations or businesses;

•	reductions of our revenues or earnings per share;

•	difficulties in the separation of operations, services, products and personnel;

•	finding a suitable purchaser;

•
disposing of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately;

•	diversion of management's attention from our other businesses;

•	the potential loss of key personnel;

•	adverse effects on relationships with our suppliers or their businesses,

•	the erosion of employee morale or customer confidence; and

•	the retention of contingent liabilities related to the divested business.

If we do not successfully manage the risks associated with divestitures, our business, financial condition, and results of operations could be adversely affected as the potential strategic benefits may not be realized or may take longer to realize than expected.

Our reengineering efforts may cause our growth prospects and profitability to suffer.

As part of our management approach, we pursue ongoing reengineering efforts designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. For example, in September 2020, we implemented a course of action designed to reduce our operating costs in lower value, less strategic areas of our business in order to facilitate incremental investment in higher value, more strategic areas while also reducing our facilities footprint in light of anticipated post-pandemic workforce patterns. These and other reengineering efforts may not be successful over the long term should we fail to reduce expenses at the anticipated level, or should we fail to increase revenues to anticipated levels or at all. If our reengineering efforts are not successful over the long term, our revenues, results of operations and business may suffer.

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

Operational Risks

If our cybersecurity measures are compromised or unauthorized access to customer or consumer data is otherwise obtained, our products and services may be perceived as not being secure, customers may curtail or cease their use of our products and services, our reputation may be damaged and we could incur significant liabilities.

Because our business requires the storage, transmission and utilization of sensitive consumer and customer information, we will continue to routinely be the target of attempted cybersecurity and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Many of our products are provided by us through the Internet. We may be exposed to additional cybersecurity threats as we migrate our data from our legacy systems to cloud-based solutions. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These threats include phishing attacks on our email systems and other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents.

Cybersecurity breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, significant litigation, regulatory fines, penalties, loss of customers or reputational damage, indemnity obligations and other liability. If our cybersecurity measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, sensitive data may be accessed, stolen, disclosed or lost, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, disable or degrade service or to sabotage systems change frequently and generally are not recognized until launched against a target, or even for some time after, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Because a successful breach of our computer systems, software, networks or other technology asset could occur and persist for an extended period of time before being detected, we may not be able to immediately address the consequences of a cybersecurity incident.

Malicious third parties may also conduct attacks designed to temporarily deny customers, distributors and vendors access to our systems and services. Cybersecurity breaches experienced by our vendors, by our distributors, by our customers or by us may trigger governmental notice requirements and public disclosures, which may lead to widespread negative publicity. Any such cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results. In addition, the COVID-19 pandemic may cause increased cybersecurity risk, as cybercriminals attempt to capitalize from the disruption, including remote working arrangements.

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business and financial condition.

Our ability to provide reliable service in our businesses depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and increasingly those of our external service providers. As we continue to grow our SaaS business, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third party environments or service providers, fires, floods, earthquakes, pandemics (including the COVID-19 pandemic), war, terrorist acts or civil unrest, power losses, equipment failures, computer viruses, denial-of-service or other cybersecurity attacks, employee or insider malfeasance, human error and other events beyond our control. Although we have taken steps to prevent system failures and we have installed back-up systems and procedures to prevent or reduce disruption, such steps may not be sufficient to prevent an interruption of services and our disaster recovery planning may not account for all eventualities.

An operational failure or outage in any of these systems, or damage to or destruction of these systems, which causes disruptions in our services, could result in loss of customers, damage to customer relationships, reduced revenues and profits, refunds of customer charges and damage to our brand and reputation and may require us to incur substantial additional expense to repair or replace damaged equipment and recover data loss caused by the interruption. Any one or more of the foregoing occurrences could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations.

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

Our business requires that we develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business partners provide us with the data we require to analyze transactions, report results and build new models. Our DM strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business partners, or if they decline to provide such data due to privacy, security, competition or regulatory concerns, prohibitions or a lack of permission from their customers or partners, we could lose access to required data and our products, and the development of new products, might become less effective. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. Third parties have asserted copyright and other intellectual property interests in these data, and these assertions, if successful, could prevent us from using these data. We may not be successful in maintaining our relationships with these external data source providers or in continuing to obtain data from them on acceptable terms or at all. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

Global Operational Risks

Material adverse developments in global economic conditions, or the occurrence of certain other world events, could affect demand for our products and services and harm our business.

Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. Global economic uncertainty in the past, and currently as a result of the COVID-19 pandemic, has produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. The COVID-19 pandemic has adversely affected the global economy, leading to reduced consumer spending and lending activities and disruptions and volatility in the global capital markets. The pandemic has also caused shutdowns to businesses and cities worldwide and has disrupted supply chains, business operations, travel, and consumer confidence.

Economic uncertainty has and could continue to negatively affect the businesses and purchasing decisions of companies in the industries we serve. Such disruptions present considerable risks to our businesses and operations. As global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.

We are subject to risks and uncertainties associated with the United Kingdom’s withdrawal from the E.U., commonly referred to as “Brexit,” including implications for the free flow of labor and goods in the United Kingdom (“U.K.”) and the E.U. and other economic, financial, legal, tax and trade implications. Brexit could cause disruptions to and create uncertainty surrounding our business in the U.K., including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.
As a result of these conditions, risks and uncertainties, we may need to modify our strategies, businesses or operations, and we may incur additional costs in order to compete in a changed business environment. Given the volatile nature of the global economic environment and the uncertainties underlying efforts to stabilize it, we may not timely anticipate or manage existing, new or additional risks, as well as contingencies or developments, which may include regulatory developments and trends in new products and services. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

In operations outside the U.S., we are subject to additional risks that may harm our business, financial condition or results of operations.

A growing portion of our revenues is derived from international sales. During fiscal 2020, 32% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•	general economic and political conditions in countries where we sell our products and services;

•	difficulty in staffing and efficiently managing our operations in multiple geographic locations and in various countries;

•	effects of a variety of foreign laws and regulations, including restrictions on access to personal information;

•	data privacy and consumer protection laws and regulations;

•	import and export licensing requirements;

•	longer payment cycles;

•	difficulties in enforcing contracts and collecting accounts receivable;

•	reduced protection for intellectual property rights;

•	currency fluctuations;

•	unfavorable tax rules or changes in tariffs and other trade barriers;

•	the presence and acceptance of varying level of business corruption in international markets;

•	terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic; and

•	difficulties and delays in translating products and related documentation into foreign languages.

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

Legal, Regulatory and Compliance Risks

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

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, the GDPR became effective on May 25, 2018 and imposes, among other things, strict obligations and restrictions on the ability to collect, analyze and transfer European Union (“E.U.”) personal data, a requirement for prompt notice of data breaches in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual revenue). A decision in July 2020 by the Court of Justice of the European Union (i.e., Schrems II), calls into question certain data transfer mechanisms between the E.U. and the U.S. The decision may have an adverse impact on cross-border transfers of personal data, may subject us to additional scrutiny from E.U. regulators or may increase our costs of compliance.

Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy and data security laws. The California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020, gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. The costs and other burdens of compliance with privacy and data security laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.

In addition to existing laws and regulations, changes in the U.S. or foreign legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. The laws and regulations above, and changes to them or their interpretation by the courts, could affect the demand for or profitability of our products, including scoring and consumer products. New laws and regulations pertaining to our customers could cause them to pursue new strategies, reducing the demand for our products.

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

Financial Risks

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

General Risk Factors

The occurrence of certain negative events may cause fluctuations in our stock price.

The market price of our common stock has been volatile and may continue to be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses are fixed and will not be affected by short-term fluctuations in revenues, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:

•	variability in demand from our existing customers;

•	failure to meet the expectations of market analysts;

•	changes in recommendations by market analysts;

•	the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increases the likelihood of short-term fluctuation in revenues;

•	consumer or customer dissatisfaction with, or problems caused by, the performance of our products;

•	the timing of new product announcements and introductions in comparison with our competitors;

•	the level of our operating expenses;

•	changes in demand and competitive and other conditions in the consumer credit, banking and insurance industries;

•	fluctuations in domestic and international economic conditions, such as those which have occurred as a result of the COVID-19 pandemic;

•	our ability to complete large installations, and to adopt and configure cloud-based deployments, on schedule and within budget;

•	announcements relating to litigation or regulatory matters;

•	changes in senior management or key personnel;

•	acquisition-related expenses and charges; and

•	timing of orders for and deliveries of software systems.

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

•
approximately 173,000 square feet of office space in Bangalore, India in one building under a lease expiring in fiscal 2022; this is used for our Applications and Decision Management Software segments;

•	approximately 124,000 square feet of office space in San Rafael, California in one building under a lease expiring in fiscal 2025; this is used for all of our segments;

•
approximately 80,000 square feet of office space in San Diego, California in one building under a lease expiring in fiscal 2027; this is used for our Applications and Decision Management Software segments; and

•	approximately 45,000 square feet of office space in Roseville, Minnesota in one building under a lease expiring in fiscal 2028; this is used for all of our segments.
In addition, we lease an aggregate of approximately 235,000 square feet of office and data center space in a number of smaller domestic locations and internationally in the United Kingdom, China, Singapore, and several other locations. We believe that suitable additional space will be available to accommodate future needs. See Note 17 to the accompanying consolidated financial statements for information regarding our obligations under leases.

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
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 30, 2020, we had 278 stockholders of record of our common stock.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2020 through July 31, 2020	2,298	$436.71	—	$250,000,000
August 1, 2020 through August 31, 2020	27,880	$426.55	24,000	$239,776,878
September 1, 2020 through September 30, 2020	35,990	$421.32	35,600	$224,777,076
Total	66,168	$424.05	59,600	$224,777,076

(1)	Includes 6,568 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2020.

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

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2015, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. Our past performance may not be indicative of future performance.

Item 6. Selected Financial Data
We acquired TONBELLER Aktiengesellschaft in January 2015, QuadMetrics, Inc. in May 2016, and eZmCom, Inc. in August 2019. Results of operations from the acquisitions are included prospectively from their respective acquisition dates and did not materially impact comparability of the data presented below.

	Year Ended September 30,
	2020 (1)	2019	2018	2017 (1)	2016
	(In thousands, except per share data)
Revenues	$1,294,562	$1,160,083	$1,000,146	$934,983	$881,356
Operating income	295,969	253,548	175,359	182,159	169,592
Net income	236,411	192,124	126,482	133,414	109,448
Basic earnings per share	8.13	6.63	4.26	4.32	3.52
Diluted earnings per share	7.90	6.34	4.06	4.14	3.39
Dividends declared per share	—	—	—	0.04	0.08

	September 30,
	2020	2019	2018	2017	2016
	(In thousands)
Working capital	$119,567	$(35,122)	$(77,514)	$22,842	$21,561
Total assets	1,606,240	1,433,448	1,330,467	1,348,728	1,220,676
Senior notes	750,000	485,000	513,000	244,000	316,000
Revolving line of credit	95,000	345,000	257,000	361,000	255,000
Stockholders’ equity	331,082	289,767	287,437	466,183	446,828

(1) Results of operations for fiscal years 2020 and 2017 included pre-tax charges of $45.0 million and $4.5 million, respectively, in restructuring and impairment charges.

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
BUSINESS OVERVIEW
Strategies and Initiatives

During fiscal 2020, we continued to advance our cloud-enabled, platform-based strategy in our Applications and Decision Management Software segments. The application of this strategy has led to an increase in our cloud bookings over the past several years. Our cloud bookings accounted for 41% of our total bookings in fiscal 2020, compared to 39% during fiscal 2019. We have invested, and intend to continue to invest, in product development to build out and deliver features, functionalities and performance enhancements using a SaaS-based approach on our platform. Our continued product innovation provides growth opportunities with customers that can benefit from the power, flexibility and modularity of these solutions.

For our Scores segment, our industry leading business-to-business FICO® Scores have achieved a multi-year expansion in the growing U.S. business-to-consumer market. We have launched numerous new FICO® Score-based products, and continue to grow our business-to-consumer partnership with Experian, a leading global information services provider. This partnership provides consumers the FICO® Score that lenders most commonly use in evaluating credit when determining applicant eligibility for new credit cards, car loans, mortgages or other lines of credit and can be accessed through Experian.com. The FICO® Score Open Access program, which allows our participating clients to provide their customers with a free FICO® Score along with content to help them understand the FICO® Score their lender uses, has more than 240 million consumer accounts with access to their free FICO® Scores. We continue to pursue additional partners to distribute FICO® Scores with their product offerings sold directly to consumers. During fiscal 2020, we announced the launch of the FICO® Resilience Index, a new analytic tool designed to complement FICO® Score models by identifying those consumers who are most resilient to economic stress relative to other consumers within the same FICO® Score bands. FICO® Resilience Index would enable industry participants to more precisely assess credit risk and extend credit to more consumers throughout the economic cycle by managing the risk that emerges during periods of economic stress.

We also continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During fiscal 2020, we repurchased approximately 0.7 million shares at a total repurchase price of $235.2 million. As of September 30, 2020, we had $224.8 million remaining under our current stock repurchase program.

As a strategic cost initiative in fiscal 2020, we committed to a course of action designed to reduce operating costs in lower value, less strategic areas of our business in order to facilitate incremental investment in higher value, more strategic areas while also reducing our facilities footprint in light of post-pandemic workforce patterns. As a result of this initiative, in the fourth quarter of fiscal 2020, we recorded a net charge of $41.9 million consisting of impairment losses of $33.2 million on our operating lease assets, property and equipment related to closing or consolidating office spaces, as well as a restructuring charge of $8.7 million related to our workforce reduction. We expect this course of action to result in an aggregate annual expense savings of approximately $36 million beginning in fiscal 2021.

In addition, during fiscal 2020, we changed our practice of selling term software licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled. This transition will be substantially completed by the end of the first quarter of our fiscal 2021. This will shift the timing of our revenue recognition on these subscription sales, resulting in less revenue recognized upfront and more revenue recognized over the term of these subscriptions. We expect a decline in revenue recognized from term software licenses in fiscal 2021 as we transition to the new term license subscription model. This change will not negatively impact our cash flows.

Overview of Financial Results

Total revenues for fiscal 2020 were $1.29 billion, an increase of 12% from $1.16 billion in fiscal 2019. We continue to drive growth in our Scores segment. Scores revenue increased 25% to $528.5 million in fiscal 2020 from $421.2 million in fiscal 2019, and Scores operating income increased 26% to $454.3 million in fiscal 2020 from $361.4 million in fiscal 2019. For our Applications and Decision Management Software segments, our SaaS business continues to grow as we pursue our cloud-enabled, platform-based strategy. Revenue derived from our cloud-enabled SaaS business, which includes both subscription revenue and associated professional services revenue, increased 11% to $300.0 million during fiscal 2020, from $270.4 million during fiscal 2019. SaaS subscription revenue increased 11% to $236.0 million during fiscal 2020, from $213.1 million during fiscal 2019.
We derive a significant portion of revenues internationally, and 32% and 34% of total consolidated revenues were derived from clients outside the U.S. during fiscal 2020 and 2019, respectively. A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 86% and 87% of our revenues were derived from within this industry during fiscal 2020 and 2019, respectively. In addition, a significant share of our revenues come from transactional or unit-based software license fees, transactional fees under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 75% and 74% of our revenues during fiscal 2020 and 2019, respectively.
Operating income for fiscal 2020 was $296.0 million, an increase of 17% from $253.5 million in fiscal 2019. Operating margin was 23% and 22% for fiscal 2020 and 2019, respectively. Net income increased 23% to $236.4 million in fiscal 2020 from $192.1 million in fiscal 2019 primarily due to an increase in operating income. Diluted earnings per share for fiscal 2020 was $7.90, an increase of 25% from $6.34 in fiscal 2019.

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
Our operational flexibility and strong balance sheet allowed us to successfully manage through the initial impact of COVID-19 while protecting our cash flow and liquidity. However, certain areas of our business have been adversely impacted as a result of the pandemic’s global economic impact. For example, COVID-19 has been adversely affecting certain purchasing decisions by our customers in our Applications and Decision Management Software segments. For our Scores segment, we have seen a decline in auto and unsecured originations volumes, but an increase in mortgage volume through the 2nd half of fiscal 2020 due to strong refinancing activities boosted by low interest rates. Additionally, we have granted and may continue to grant extended payment terms to a small number of customers as a result of COVID-19. We have not and do not plan to modify our customer agreements in a manner that would materially impact our financial condition or results of operations. Finally, contrary to our original expectations, a decrease in sales-related travel activity has not materially affected our ability to consummate sales.
As a cost management initiative due to COVID-19, we accelerated reviews of our leased office spaces across our real estate portfolio to reshape and optimize our occupancy cost structures over the next several years. As a result, in the fourth quarter of fiscal 2020 we recorded impairment charges of $33.2 million on operating lease assets, property and equipment related to closing or consolidating office spaces to better align with anticipated needs. While we intend to continue to manage our costs by limiting the addition of new employees and third-party contracted services, and substantially reducing employee travel and other discretionary spending, to the extent the business disruption continues for an extended period, additional cost management actions will be considered and may become necessary. Further asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges may be required, depending on the severity and duration of the pandemic.
We have not incurred significant financial disruptions thus far from the COVID-19 outbreak, but due to numerous uncertainties, including the severity and duration of the pandemic, actions that may be taken by governmental authorities, the impact on the business of our clients, and other factors, we are unable to accurately predict the impact COVID-19 will have on our results of operations, financial condition, liquidity and cash flows. For more information, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Bookings
Management regards the volume of bookings achieved as an important indicator of future revenues, but they are not comparable to nor a substitute for an analysis of our revenues. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. While we disclose estimated revenue expected to be recognized in the future related to unsatisfied performance obligations in Note 16 to the accompanying consolidated financial statements, we believe bookings amount is still a meaningful measure of our business as it includes estimated revenues omitted from Note 16, such as usage-based royalties derived from our software licenses, among others.
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
Although many of our contracts contain non-cancelable terms, most of our bookings are transactional or service-related that depend upon estimates such as volume of transactions, number of active accounts, or number of hours incurred. Since these estimates cannot be considered fixed or firm, we do not believe it is appropriate to characterize bookings as backlog. The following paragraphs discuss the key assumptions used to calculate bookings and the susceptibility of these assumptions to variability for each revenue type, as defined in Revenue Recognition in the Critical Accounting Policies and Estimates.
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
License Bookings
Licenses that are sold on a perpetual or term basis when bookings generally equal the fixed amount (including guaranteed minimums) stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(months)
Quarter ended September 30, 2020	$234.6	15%	31	55
Quarter ended September 30, 2019	$160.4	15%	34	34
Year ended September 30, 2020	$537.0	29%	87	NM(a)
Year ended September 30, 2019	$481.7	31%	95	NM(a)

(1)	Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.

(2)	Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.

(a)
NM - Measure is not meaningful as our estimate of bookings is as of the end of the period in which a contract is signed, and we do not update our initial booking estimates in future periods for changes between estimated and actual results.

Transactional and maintenance bookings were 48% of total bookings for each of the years ended September 30, 2020 and 2019. Professional services bookings were 33% and 39% of total bookings for the years ended September 30, 2020 and 2019, respectively. License bookings were 19% and 13% of total bookings for the years ended September 30, 2020 and 2019, respectively.
RESULTS OF OPERATIONS
We are organized into the following three reportable segments: Applications, Scores and Decision Management Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance. Segment revenues, operating income, and related financial information, including disaggregation of revenue, for the years ended September 30, 2020, 2019 and 2018 are set forth in Note 15 to the accompanying consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2020, 2019 and 2018:

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
	(In thousands)			(In thousands)
Applications	$602,046	$605,034	$564,375	$(2,988)	$40,659	—%	7%
Scores	528,547	421,177	335,870	107,370	85,307	25%	25%
Decision Management Software	163,969	133,872	99,901	30,097	33,971	22%	34%
Total	$1,294,562	$1,160,083	$1,000,146	134,479	159,937	12%	16%

	Percentage of Revenues Year Ended September 30,
Segment	2020	2019	2018
Applications	46%	52%	56%
Scores	41%	36%	34%
Decision Management Software	13%	12%	10%
Total	100%	100%	100%

Applications

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
	(In thousands)			(In thousands)
Transactional and maintenance	$393,994	$395,398	$372,283	$(1,404)	$23,115	—%	6%
Professional services	136,677	137,258	142,736	(581)	(5,478)	—%	(4)%
License	71,375	72,378	49,356	(1,003)	23,022	(1)%	47%
Total	$602,046	$605,034	$564,375	(2,988)	40,659	—%	7%
Applications segment revenues decreased $3.0 million in fiscal 2020 from 2019 primarily attributable to a $17.9 million decrease in our fraud solutions and a $3.1 million decrease in our customer communications services, partially offset by a $10.8 million increase in our compliance solutions and a $7.7 million increase in our originations solutions. The decrease in fraud solutions was primarily attributable to a decrease in license revenue, driven by a large multi-year license renewal recognized during fiscal 2019. The decrease in customer communication services was primarily attributable to a decrease in transactional revenue. The increase in compliance solutions was primarily attributable to an increase in professional services and license revenues. The increase in originations solutions was primarily due to an increase in SaaS subscription revenue classified as transactional and maintenance revenue and an increase in license revenue.
Applications segment revenues increased $40.7 million in fiscal 2019 from 2018 primarily due to a $50.6 million increase in our fraud solutions and a $7.3 million increase in our customer communication services, partially offset by an $8.7 million decrease in our customer management solutions and a $7.6 million decrease in our originations solutions. The increase in fraud solutions was primarily attributable to an increase in license and transactional revenues. The increase in customer communication services was primarily attributable to an increase in transactional revenue. The decrease in customer management solutions was primarily attributable to a decrease in license and professional services revenues. The decrease in originations solutions was primarily attributable to a decrease in professional services revenues.

Scores

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
	(In thousands)			(In thousands)
Transactional and maintenance	$517,024	$415,288	$331,662	$101,736	$83,626	24%	25%
Professional services	1,600	2,157	1,900	(557)	257	(26)%	14%
License	9,923	3,732	2,308	6,191	1,424	166%	62%
Total	$528,547	$421,177	$335,870	107,370	85,307	25%	25%
Scores segment revenues increased $107.4 million in fiscal 2020 from 2019 due to an increase of $79.8 million in our business-to-business scores revenue and $27.6 million in our business-to-consumer services revenue. The increase in business-to-business scores was primarily attributable to an increase in mortgage volumes, a higher unit price in auto and unsecured originations, a large royalty true-up as well as a large annual license deal recognized during fiscal 2020. The increase was partially offset by a decrease in unsecured originations volume. The increase in business-to-consumer services was attributable to an increase in both royalties derived from direct sales generated from the myFICO.com website and scores sold indirectly to consumers through credit reporting agencies.
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

During fiscal 2020, 2019 and 2018, revenues generated from our agreements with Experian accounted for 14%, 13% and 11%, respectively, of our total revenues, and revenues generated from our agreements with Equifax and TransUnion together accounted for 18%, 16% and 14%, respectively, of our total revenues. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
	(In thousands)			(In thousands)
Transactional and maintenance	$62,915	$50,262	$46,658	$12,653	$3,604	25%	8%
Professional services	44,763	44,680	32,274	83	12,406	—%	38%
License	56,291	38,930	20,969	17,361	17,961	45%	86%
Total	$163,969	$133,872	$99,901	30,097	33,971	22%	34%
Decision Management Software segment revenues increased $30.1 million in fiscal 2020 from 2019 primarily attributable to an increase in license revenue, as well as an increase in our SaaS subscription revenue classified as transactional and maintenance revenue.
Decision Management Software segment revenues increased $34.0 million in fiscal 2019 from 2018 primarily attributable to an increase in license revenue, an increase in professional services revenue, as well as an increase in our SaaS subscription revenue classified as transactional and maintenance revenue.

Operating Expenses and Other Income, Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for fiscal 2020, 2019 and 2018:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$1,294,562	$1,160,083	$1,000,146	$134,479	$159,937	12%	16%
Operating expenses:
Cost of revenues	361,142	336,845	312,898	24,297	23,947	7%	8%
Research and development	166,499	149,478	128,383	17,021	21,095	11%	16%
Selling, general and administrative	420,930	414,086	376,912	6,844	37,174	2%	10%
Amortization of intangible assets	4,993	6,126	6,594	(1,133)	(468)	(18)%	(7)%
Restructuring and impairment charges	45,029	—	—	45,029	—	—%	—%
Total operating expenses	998,593	906,535	824,787	92,058	81,748	10%	10%
Operating income	295,969	253,548	175,359	42,421	78,189	17%	45%
Interest expense, net	(42,177)	(39,752)	(31,311)	(2,425)	(8,441)	6%	27%
Other income, net	3,208	2,276	12,884	932	(10,608)	41%	(82)%
Income before income taxes	257,000	216,072	156,932	40,928	59,140	19%	38%
Provision for income taxes	20,589	23,948	30,450	(3,359)	(6,502)	(14)%	(21)%
Net income	$236,411	$192,124	$126,482	44,287	65,642	23%	52%
Number of employees at fiscal year-end	4,003	4,009	3,668	(6)	341	—%	9%

	Percentage of Revenues Year Ended September 30,
	2020	2019	2018
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	28%	29%	31%
Research and development	13%	13%	13%
Selling, general and administrative	33%	35%	37%
Amortization of intangible assets	—%	1%	1%
Restructuring and impairment charges	3%	—%	—%
Total operating expenses	77%	78%	82%
Operating income	23%	22%	18%
Interest expense, net	(3)%	(3)%	(3)%
Other income, net	—%	—%	1%
Income before income taxes	20%	19%	16%
Provision for income taxes	2%	2%	3%
Net income	18%	17%	13%

Cost of Revenues
Cost of revenues consists primarily of employee salaries and benefits for personnel directly involved in delivering software products, operating SaaS infrastructure, and providing support, implementation and consulting services; allocated overhead, facilities and data center costs; software royalty fees; credit bureau data and processing services; third-party hosting fees related to our SaaS services; travel costs; and outside services.
The fiscal 2020 over 2019 increase of $24.3 million in cost of revenues was primarily attributable to an $11.1 million increase in allocated facilities and infrastructure costs, a $10.3 million increase in personnel and labor costs and a $7.6 million increase in direct materials cost, partially offset by a $4.9 million decrease in travel costs. The increase in facilities and infrastructure costs was primarily attributable to increased resource requirements due to expansion in our cloud infrastructure operations. The increase in personnel and labor costs was primarily attributable to an increase in our average headcount. The increase in direct materials cost was primarily attributable to an increase in license and Scores revenues that incur third-party royalties and data costs, as well as an increase in telecommunication cost. The decrease in travel costs was primarily attributable to the COVID-19 pandemic. Cost of revenues as a percentage of revenues was 28% during fiscal 2020, materially consistent with that incurred during fiscal 2019.
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
The fiscal 2020 over 2019 increase of $17.0 million in research and development expenses was primarily attributable to an increase in personnel and labor costs and an increase in allocated facilities and infrastructure costs, both driven by increased average headcount and our continued investments in new product development. Research and development expenses as a percentage of revenues was 13% during fiscal 2020, consistent with that incurred during fiscal 2019.
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
The fiscal 2020 over 2019 increase of $6.8 million was primarily attributable to an increase in personnel and labor costs as a result of increased average headcount, higher share-based compensation and higher non-capitalizable commission cost. The increase was partially offset by a decrease in marketing and travel costs as a result of a decrease in travel activity due to COVID-19. Selling, general and administrative expenses as a percentage of revenues decreased to 33% during fiscal 2020 from 35% during fiscal 2019 primarily due to increased sales of our high-margin Scores and software products.
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

Amortization expense was $5.0 million, $6.1 million and $6.6 million for fiscal 2020, 2019 and 2018, respectively.
Restructuring and Impairment Charges
During fiscal 2020, we incurred net charges totaling $45.0 million consisting of $28.0 million in impairment loss on operating lease assets, $5.2 million in impairment loss on abandonment of property and equipment and $11.8 million in restructuring charges. The impairment losses were associated with closing certain non-core offices and reducing office space in other locations to better align with anticipated needs in light of post-pandemic workforce patterns. The restructuring charges related to employee separation costs as a result of eliminating 209 positions throughout the Company. Cash payments for all the employee separation costs will be paid by the end of our fiscal 2021.
There were no restructuring and impairment charges incurred during fiscal 2019 and 2018.
Interest Expense, Net
Interest expense includes primarily interest on the senior notes issued in December 2019, May 2018, and July 2010, as well as interest and credit facility fees on the revolving line of credit. On our consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The fiscal 2020 over 2019 increase in net interest expense of $2.4 million was primarily attributable to a higher average outstanding debt balance during fiscal 2020.
The fiscal 2019 over 2018 increase in net interest expense of $8.4 million was primarily attributable to a higher average outstanding debt balance during fiscal 2019, as well as a higher average interest rate on our 2018 Senior Notes compared to that on our revolving line of credit.
Other Income, Net
Other income, net consists primarily of realized investment gains/losses and unrealized gains/losses on certain investments classified as trading securities, exchange rate gains/losses resulting from re-measurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The fiscal 2020 over 2019 increase in other income, net of $0.9 million was primarily attributable to an increase in net unrealized gains on our supplemental retirement and savings plan, partially offset by an increase in foreign currency exchange losses.
The fiscal 2019 over 2018 decrease in other income, net of $10.6 million was primarily attributable to a non-operating gain related to the divestiture of an investment during fiscal 2018.
Provision for Income Taxes
Our effective tax rates were 8.0%, 11.1% and 19.4% in fiscal 2020, 2019 and 2018, respectively.
The decrease in our income tax provision in fiscal 2020 compared to fiscal 2019 was due to the excess tax benefits related to stock-based compensation.
The decrease in our income tax provision in fiscal 2019 compared to fiscal 2018 was due to the decrease in the overall federal tax rate from the blended 24.5% in fiscal 2018 to 21% in fiscal 2019 and the recording of several one-time items in fiscal 2018 related to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).
As of September 30, 2020, we had approximately $111.7 million of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. In the event these earnings are later remitted to the U.S., any estimated withholding tax on remittance of those earnings is expected to be immaterial to our income tax provision.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for fiscal 2020, 2019 and 2018:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2020	2019	2018	2020 to 2019	2019 to 2018	2020 to 2019	2019 to 2018
	(In thousands)			(In thousands)
Applications	$153,541	$161,162	$143,964	$(7,621)	$17,198	(5)%	12%
Scores	454,310	361,356	272,418	92,954	88,938	26%	33%
Decision Management Software	(23,475)	(35,116)	(34,360)	11,641	(756)	(33)%	2%
Unallocated corporate expenses	(144,704)	(144,755)	(125,255)	51	(19,500)	—%	16%
Total segment operating income	439,672	342,647	256,767	97,025	85,880	28%	33%
Unallocated share-based compensation	(93,681)	(82,973)	(74,814)	(10,708)	(8,159)	13%	11%
Unallocated amortization expense	(4,993)	(6,126)	(6,594)	1,133	468	(18)%	(7)%
Unallocated restructuring and impairment charges	(45,029)	—	—	(45,029)	—	—%	—%
Operating income	$295,969	$253,548	$175,359	42,421	78,189	17%	45%
Applications

	Year Ended September 30,			Percentage of Revenues
	2020	2019	2018	2020	2019	2018
	(In thousands)
Segment revenues	$602,046	$605,034	$564,375	100%	100%	100%
Segment operating expenses	(448,505)	(443,872)	(420,411)	(74)%	(73)%	(74)%
Segment operating income	$153,541	$161,162	$143,964	26%	27%	26%
Scores

	Year Ended September 30,			Percentage of Revenues
	2020	2019	2018	2020	2019	2018
	(In thousands)
Segment revenues	$528,547	$421,177	$335,870	100%	100%	100%
Segment operating expenses	(74,237)	(59,821)	(63,452)	(14)%	(14)%	(19)%
Segment operating income	$454,310	$361,356	$272,418	86%	86%	81%
Decision Management Software

	Year Ended September 30,			Percentage of Revenues
	2020	2019	2018	2020	2019	2018
	(In thousands)
Segment revenues	$163,969	$133,872	$99,901	100%	100%	100%
Segment operating expenses	(187,444)	(168,988)	(134,261)	(114)%	(126)%	(134)%
Segment operating loss	$(23,475)	$(35,116)	$(34,360)	(14)%	(26)%	(34)%

The fiscal 2020 over 2019 increase in operating income of $42.4 million was attributable to a $134.5 million increase in segment revenues and a $1.1 million decrease in amortization expense, partially offset by a $45.0 million increase in restructuring and impairment charges, a $37.5 million increase in segment operating expenses, and a $10.7 million increase in share-based compensation expense.
At the segment level, the $97.0 million increase in segment operating income was the result of a $93.0 million increase in our Scores segment operating income and an $11.6 million decrease in our Decision Management Software segment operating loss, partially offset by a $7.6 million decrease in our Applications segment operating income.
The $7.6 million decrease in Applications segment operating income was attributable to a $4.6 million increase in segment operating expenses and a $3.0 million decrease in segment revenue. Segment operating income as a percentage of segment revenue for Applications was 26%, materially consistent with fiscal 2019.
The $93.0 million increase in Scores segment operating income was attributable to a $107.4 million increase in segment revenue, partially offset by a $14.4 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 86%, consistent with fiscal 2019.
The $11.6 million decrease in Decision Management Software segment operating loss was attributable to a $30.1 million increase in segment revenue, partially offset by an $18.5 million increase in segment operating expenses. Segment operating margin for Decision Management Software improved to negative 14% from negative 26%, mainly due to an increase in sales of our higher-margin software products, partially offset by our continued investment in cloud infrastructure operations and new products.
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
The $0.7 million increase in Decision Management Software segment operating loss was attributable to a $34.7 million increase in segment operating expenses, partially offset by a $34.0 million increase in segment revenue. Segment operating margin for Decision Management Software improved to negative 26% from negative 34% mainly due to an increase in sales of our higher-margin software products, partially offset by our continued investment in cloud infrastructure operations and new products.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2020, we had $157.4 million in cash and cash equivalents, which included $118.0 million held by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors” of this Annual Report on Form 10-K. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements. Under our current financing arrangements, we have no significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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
Summary of Cash Flows

	Year Ended September 30,
	2020	2019	2018
	(In thousands)
Cash provided by (used in):
Operating activities	$364,916	$260,350	$223,052
Investing activities	(24,583)	(42,760)	(14,119)
Financing activities	(289,424)	(200,047)	(218,627)
Effect of exchange rate changes on cash	59	(1,140)	(5,901)
Increase (decrease) in cash and cash equivalents	$50,968	$16,403	$(15,595)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $364.9 million in fiscal 2020 compared to $260.4 million in fiscal 2019. The $104.5 million increase was attributable to a $44.3 million increase in net income, a $46.1 million increase in non-cash items, including a $28.0 million increase in impairment loss on operating lease assets as well as a $20.0 million increase in operating lease costs, and a $14.2 million increase that resulted from timing of receipts and payments in our ordinary course of business.
Net cash provided by operating activities totaled $260.4 million in fiscal 2019 compared to $223.1 million in fiscal 2018. The $37.3 million increase was attributable to a $65.6 increase in net income as well as an $18.7 million increase in non-cash items, partially offset by a $47.0 million decrease that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $24.6 million in fiscal 2020 compared to $42.8 million in fiscal 2019. The $18.2 million decrease was primarily attributable to a $15.9 million decrease in net cash used for acquisitions and a $2.0 million decrease in net cash used for purchases of property and equipment.
Net cash used in investing activities totaled $42.8 million in fiscal 2019 compared to $14.1 million in fiscal 2018. The $28.7 million increase was primarily attributable to a $20.0 million decrease in proceeds from the sale of cost method investment and a $15.9 million increase in net cash used for acquisitions, partially offset by a $7.3 million decrease in net cash used for purchases of property and equipment.

Cash Flows from Financing Activities
Net cash used in financing activities totaled $289.4 million in fiscal 2020 compared to $200.0 million in fiscal 2019. The $89.4 million increase was primarily due to a $338.0 million increase in payments, net of proceeds, on our revolving line of credit and a $49.9 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $293.0 million increase in proceeds, net of payments, from our senior notes.
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
Repurchases of Common Stock
In July 2019, our Board of Directors approved a stock repurchase program following the completion of the previously authorized program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In July 2020, our Board of Directors approved a new stock repurchase program following the completion of the July 2019 program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. As of September 30, 2020, we had $224.8 million remaining under this authorization. During fiscal 2020, 2019 and 2018, we expended $235.2 million, $228.9 million and $336.9 million, respectively, under these and previously authorized stock repurchase programs.
Revolving Line of Credit
On May 8, 2018, we amended our credit agreement with a syndicate of banks, extending the maturity date of the unsecured revolving line of credit from December 30, 2019 to May 8, 2023, while reducing our borrowing capacity to $400 million with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes (as defined below) in July 2020, following which maintaining a minimum interest coverage ratio of 3.00 is required. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2020, we had $95.0 million in borrowings outstanding at a weighted-average interest rate of 1.285% and we were in compliance with all financial covenants under this credit facility.

Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors, the outstanding aggregate principal amount of which was paid in full at maturity on July 14, 2020 (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028.
The indentures for the 2018 Senior Notes and the 2019 Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2020, the carrying value of the Senior Notes was $750.0 million and we were in compliance with all financial covenants under these obligations, and do not believe we are at material risk of not meeting these covenants due to COVID-19.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2020:

	Year Ending September 30,					Thereafter	Total
	2021	2022	2023	2024	2025
	(In thousands)
Senior notes (1)	$—	$—	$—	$—	$—	$750,000	$750,000
Revolving line of credit	—	—	—	—	95,000	—	95,000
Interest due on debt obligations (2)	35,000	35,000	35,000	35,000	35,000	63,000	238,000
Finance lease obligations	2,397	2,240	784	—	—	—	5,421
Operating lease obligations	26,047	21,925	17,109	14,384	9,004	17,131	105,600
Unrecognized tax benefits (3)	—	—	—	—	—	—	7,994
Total commitments	$63,444	$59,165	$52,893	$49,384	$139,004	$830,131	$1,202,015

(1)	Represents the unpaid principal amount of the Senior Notes.

(2)	Represents interest payments on the Senior Notes.

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
License revenue is derived from contracts in which we grant our direct customers or distributors the right to deploy or resell our software and scoring products and solutions on-premises. Our software offerings often include a perpetual or term-based license and post-contract support or maintenance, both of which generally represent distinct performance obligations and are accounted for separately. The transaction price is either in the form of a fixed consideration with separately stated prices for license and maintenance, a single subscription with license and maintenance bundled, or a usage-based royalty—sometimes subject to a guaranteed minimum—for the license and maintenance bundle. When the amount is in the form of a fixed consideration, including the guaranteed minimum in usage-based royalty, license revenue from distinct on-premises licenses is recognized at the point in time when the software or scoring solution is made available to the customer or distributor. Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as transactional revenue when the subsequent sales or usage occurs. Revenue allocated to maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits.
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
Goodwill, Acquisition Intangibles and Other Long-Lived Assets - Impairment Assessment
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. We assess goodwill for impairment for each of our reporting units on an annual basis during our fourth fiscal quarter using a July 1 measurement date unless circumstances require a more frequent measurement. We have determined that our reporting units are the same as our reportable segments. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Using assumptions that are different from those used in our estimates, but in each case reasonable, could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For example, if the economic environment impacts our forecasts beyond what we have anticipated, it could cause the fair value of a reporting unit to fall below its respective carrying value.
For fiscal 2017, we elected to proceed directly to the step one quantitative analysis for all of our reporting units. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units for fiscal 2017. For fiscal 2018, 2019 and 2020, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2018, 2019 and 2020.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2020, 2019 and 2018.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Topic 842 requires the recognition of operating lease assets and lease liabilities on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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

Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2020 and 2019:

	September 30, 2020			September 30, 2019
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$157,394	$157,394	0.05%	$106,426	$106,426	0.76%
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors, the outstanding aggregate principal amount of which was paid in full at maturity on July 14, 2020 (the “2010 Senior Notes”). On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	$—	$—	$85,000	$86,121
The 2018 Senior Notes	400,000	442,000	400,000	428,000
The 2019 Senior Notes	350,000	358,750	—	—
Total	$750,000	$800,750	$485,000	$514,121

(*) The carrying value of the Senior Notes was reduced by the net debt issuance costs of $10.6 million and $5.2 million at September 30, 2020 and 2019, respectively.
We have interest rate risk with respect to our $400 million unsecured revolving line of credit. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $95.0 million in borrowings outstanding at a weighted-average interest of 1.285% under the credit facility as of September 30, 2020.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2020 and 2019:

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	—
Singapore dollar (SGD)	SGD	7,815	$5,700	—

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	—
Singapore dollar (SGD)	SGD	5,798	$4,200	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2020 and 2019.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Fair Isaac Corporation
San Jose, California
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2020 and 2019, and the related consolidated statements of Income and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of operations and cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America . Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to adoption of the new lease standard (Topic 842). The Company adopted the new lease standard using the modified retrospective approach.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Revenues -Refer to Note 1 to the financial statement
Critical Audit Matter Description
The company recognizes revenue when control of the promised goods or services in a contract is transferred to the customer, in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The Company's revenue is primarily derived from term-based or perpetual licensing of software and scoring products and solutions, and associated maintenance; software-as-a service (SaaS) subscription services; scoring and credit monitoring services for customers; and professional services.
The Company's contracts with customers often includes promises to transfer multiple products and services to a customer. For contracts with customers that contain various combinations of products and services, the Company evaluates weather the product or service are distinct. Distinct product or services will be accounted for as separate performance obligations, while non distinct products or services are combined with others to form a single performance obligation.
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

-Obtained and read the contract, including master agreements, renewal agreements, and other source documents that were part of the contract.
-Obtained other contracts with the same customer that were entered into at or near the same time and evaluated management’s conclusion of whether two or more contracts for multiple products and services promised to a customer should be combined and accounted for as a single contract for revenue recognition.
-Confirmed the terms of the contract directly with the customer, including whether there are side agreements and terms not formally included in the contract that may impact the identification of performance obligations and revenue recognition and performed alternative procedures in the event of nonreplies.
-Evaluated internal certification letters provided by the Company’s sales personnel to identify the existence of side agreements that may impact the identification of performance obligations and revenue recognition.
-Tested management’s identification of the performance obligations within the customer contract, including whether material rights that gave rise to a performance obligation were identified.
-Tested management’s estimation of variable consideration in the transaction price by evaluating the reasonableness of the inputs used in management’s estimates.
-Tested the accuracy and completeness of the data and factors used in management’s determination of the SSP for each performance obligation.
-Evaluated the consistency of the methodologies used to develop the SSP for each performance obligation.

/s/ Deloitte & Touche LLP
San Diego, CA
November 10, 2020
We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$157,394	$106,426
Accounts receivable, net	334,180	297,427
Prepaid expenses and other current assets	42,504	51,853
Total current assets	534,078	455,706
Marketable securities	25,513	20,222
Other investments	1,060	1,643
Property and equipment, net	46,419	53,027
Operating lease right-of-use assets	57,656	—
Goodwill	812,364	803,542
Intangible assets, net	9,236	14,139
Deferred income taxes	14,629	6,006
Other assets	105,285	79,163
Total assets	$1,606,240	$1,433,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,033	$23,118
Accrued compensation and employee benefits	117,952	106,240
Other accrued liabilities	63,367	32,454
Deferred revenue	115,159	111,016
Current maturities on debt	95,000	218,000
Total current liabilities	414,511	490,828
Long-term debt	739,435	606,790
Operating lease liabilities	73,207	—
Other liabilities	48,005	46,063
Total liabilities	1,275,158	1,143,681
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,096 and 28,944 shares outstanding at September 30, 2020 and September 30, 2019, respectively)	291	289
Paid-in-capital	1,218,583	1,225,365
Treasury stock, at cost (59,761 and 59,913 shares at September 30, 2020 and September 30, 2019, respectively)	(2,997,856)	(2,802,450)
Retained earnings	2,193,059	1,956,648
Accumulated other comprehensive loss	(82,995)	(90,085)
Total stockholders’ equity	331,082	289,767
Total liabilities and stockholders’ equity	$1,606,240	$1,433,448
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2020	2019	2018
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$973,933	$860,948	$750,603
Professional services	183,040	184,095	176,910
License	137,589	115,040	72,633
Total revenues	1,294,562	1,160,083	1,000,146
Operating expenses:
Cost of revenues	361,142	336,845	312,898
Research and development	166,499	149,478	128,383
Selling, general and administrative	420,930	414,086	376,912
Amortization of intangible assets	4,993	6,126	6,594
Restructuring and impairment charges	45,029	—	—
Total operating expenses	998,593	906,535	824,787
Operating income	295,969	253,548	175,359
Interest expense, net	(42,177)	(39,752)	(31,311)
Other income, net	3,208	2,276	12,884
Income before income taxes	257,000	216,072	156,932
Provision for income taxes	20,589	23,948	30,450
Net income	236,411	192,124	126,482
Other comprehensive income (loss):
Foreign currency translation adjustments	7,090	(13,664)	(9,926)
Comprehensive income	$243,501	$178,460	$116,556
Basic earnings per share	$8.13	$6.63	$4.26
Shares used in computing basic earnings per share	29,067	28,980	29,711
Diluted earnings per share	$7.90	$6.34	$4.06
Shares used in computing diluted earnings per share	29,932	30,294	31,180

See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended September 30, 2020, 2019 and 2018

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2017	30,243	$302	$1,195,431	$(2,301,097)	$1,638,042	$(66,495)	$466,183
Share-based compensation	—	—	74,814	—	—	—	74,814
Issuance of treasury stock under employee stock plans	633	7	(59,194)	26,006	—	—	(33,181)
Repurchases of common stock	(1,861)	(19)	—	(336,916)	—	—	(336,935)
Net income	—	—	—	—	126,482	—	126,482
Foreign currency translation adjustments	—	—	—	—	—	(9,926)	(9,926)
Balance at September 30, 2018	29,015	290	1,211,051	(2,612,007)	1,764,524	(76,421)	287,437
Share-based compensation	—	—	82,973	—	—	—	82,973
Issuance of treasury stock under employee stock plans	854	8	(68,659)	38,442	—	—	(30,209)
Repurchases of common stock	(925)	(9)	—	(228,885)	—	—	(228,894)
Net income	—	—	—	—	192,124	—	192,124
Foreign currency translation adjustments	—	—	—	—	—	(13,664)	(13,664)
Balance at September 30, 2019	28,944	289	1,225,365	(2,802,450)	1,956,648	(90,085)	289,767
Share-based compensation	—	—	93,681	—	—	—	93,681
Issuance of treasury stock under employee stock plans	827	9	(100,463)	39,810	—	—	(60,644)
Repurchases of common stock	(675)	(7)	—	(235,216)	—	—	(235,223)
Net income	—	—	—	—	236,411	—	236,411
Foreign currency translation adjustments	—	—	—	—	—	7,090	7,090
Balance at September 30, 2020	29,096	$291	$1,218,583	$(2,997,856)	$2,193,059	$(82,995)	$331,082
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$236,411	$192,124	$126,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,367	31,612	30,182
Share-based compensation	93,681	82,973	74,814
Deferred income taxes	(8,639)	7,701	10,584
Non-cash operating lease costs	20,011	—	—
Impairment loss on operating lease assets	28,016	—	—
Provision of doubtful accounts	3,199	518	623
Net gain (loss) on marketable securities	(2,071)	761	(1,449)
Gain on sale of equity investments	—	—	(10,000)
Net loss on sales and abandonment of property and equipment	5,249	127	231
Changes in operating assets and liabilities:
Accounts receivable	(59,889)	(36,176)	(8,266)
Prepaid expenses and other assets	(960)	(55,507)	(9,790)
Accounts payable	1,059	1,885	843
Accrued compensation and employee benefits	12,065	22,380	7,352
Other liabilities	693	1,463	6,246
Deferred revenue	5,724	10,489	(4,800)
Net cash provided by operating activities	364,916	260,350	223,052
Cash flows from investing activities:
Purchases of property and equipment	(21,989)	(23,981)	(31,299)
Proceeds from sales of marketable securities	3,470	3,480	3,230
Purchases of marketable securities	(6,119)	(6,404)	(6,050)
Proceeds from sale of equity investments	—	—	20,000
Distribution from equity investments	55	—	—
Cash paid for acquisitions, net of cash acquired	—	(15,855)	—
Net cash used in investing activities	(24,583)	(42,760)	(14,119)
Cash flows from financing activities:
Proceeds from revolving line of credit	263,000	229,000	427,000
Payments on revolving line of credit	(513,000)	(141,000)	(531,000)
Proceeds from issuance of senior notes	350,000	—	400,000
Payments on senior notes	(85,000)	(28,000)	(131,000)
Payments on debt issuance costs	(6,840)	—	(7,849)
Payments on finance leases	(1,716)	(945)	—
Proceeds from issuance of treasury stock under employee stock plans	42,258	22,788	11,023
Taxes paid related to net share settlement of equity awards	(102,903)	(52,996)	(44,205)
Repurchases of common stock	(235,223)	(228,894)	(342,596)
Net cash used in financing activities	(289,424)	(200,047)	(218,627)
Effect of exchange rate changes on cash	59	(1,140)	(5,901)
Increase (decrease) in cash and cash equivalents	50,968	16,403	(15,595)
Cash and cash equivalents, beginning of year	106,426	90,023	105,618
Cash and cash equivalents, end of year	$157,394	$106,426	$90,023
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $1,931, $1,372 and $3,079 during the years ended September 30, 2020, 2019 and 2018, respectively	$10,152	$18,779	$13,398
Cash paid for interest	$37,735	$39,924	$26,106
Supplemental disclosures of non-cash investing and financing activities:
Finance lease obligation incurred	$1,387	$5,803	$—
Purchase of property and equipment included in accounts payable	$166	$1,448	$1,913

See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018
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
Principles of Consolidation and Basis of Presentation
Effective October 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842)” and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”) using the modified retrospective approach, under which financial results reported in prior periods were not restated.  As a result, the consolidated balance sheet as of September 30, 2020 is not comparable with that as of September 30, 2019. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on November 8, 2019 for lease policies that were in effect in prior periods before adoption of Topic 842.
The consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the collectibility of accounts receivable; the appropriate levels of various accruals; variable considerations included in the transaction price for our customer contracts; labor hours in connection with fixed-fee service contracts; the amount of our tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Actual results may differ from our estimates.
As the impact of the COVID-19 pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require increased judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. To the extent our actual results differ materially from those estimates and assumptions, our future financial statements could be affected. For more information, see Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in income (expense). Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity or available-for-sale during each of the three years ended September 30, 2020, 2019 and 2018. Investments with remaining maturities over one year are classified as long-term investments.

We have certain other investments for which there is no readily determinable fair value. These investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes. The carrying value of these investments was $1.1 million and $1.6 million at September 30, 2020 and 2019, respectively, and they are reported in other assets on our consolidated balance sheets. At September 30, 2020, we reviewed the carrying value of these investments and concluded that they were not impaired and as of that date, we were unable to exercise significant influence over the investees.
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

The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $23.5 million, $24.2 million and $22.6 million during fiscal 2020, 2019 and 2018, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

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
Goodwill, Acquisition Intangibles and Other Long-Lived Assets
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. We assess goodwill for impairment for each of our reporting units on an annual basis during our fourth fiscal quarter using a July 1 measurement date unless circumstances require a more frequent measurement. We have determined that our reporting units are the same as our reportable segments. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and the overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Alternatively, we may bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing step one of the goodwill impairment test.
For fiscal 2017, we elected to proceed directly to the step one quantitative analysis for all of our reporting units. There was a substantial excess of fair value over carrying value for each of our reporting units and we determined goodwill was not impaired for any of our reporting units for fiscal 2017. For fiscal 2018, 2019 and 2020, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2018, 2019 and 2020.
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 years	to	10 years
Customer contracts and relationships	5 years	to	10 years
Trade names	1 year	to	3 years
Non-compete agreements	2 years

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2020, 2019 and 2018.
Revenue Recognition
Contracts with Customers
Our revenue is primarily derived from term-based or perpetual licensing of software and scoring products and solutions, and associated maintenance; software-as-a-service (“SaaS”) subscription services; scoring and credit monitoring services for consumers; and professional services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct — distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative SSP basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.
License revenue is derived from contracts in which we grant our direct customers or distributors the right to deploy or resell our software and scoring products and solutions on-premises. Our software offerings often include a perpetual or term-based license and post-contract support or maintenance, both of which generally represent distinct performance obligations and are accounted for separately. The transaction price is either in the form of a fixed consideration with separately stated prices for license and maintenance, a single subscription with license and maintenance bundled, or a usage-based royalty — sometimes subject to a guaranteed minimum — for the license and maintenance bundle. When the amount is in the form of a fixed consideration, including the guaranteed minimum in usage-based royalty, license revenue from distinct on-premises license is recognized at the point in time when the software or scoring solution is made available to the customer or distributor. Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as transactional revenue when the subsequent sales or usage occurs. Revenue allocated to maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits.
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
Years Ended September 30, 2020, 2019 and 2018

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
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying consolidated balance sheets, were $38.6 million and $33.7 million at September 30, 2020 and 2019, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income. The amount of amortization was $5.7 million, $5.0 million and $4.5 million during the years ended September 30, 2020, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

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
At the end of the reporting period, foreign-currency-denominated assets and liabilities are remeasured into the functional currencies of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income, net in the accompanying consolidated statements of income and comprehensive income.
We recorded transactional foreign exchange losses of $1.0 million, $0.0 million and $0.4 million during fiscal 2020, 2019 and 2018, respectively.
Share-Based Compensation
We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 13 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $8.7 million, $3.6 million and $4.1 million in fiscal 2020, 2019 and 2018, respectively.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Topic 842, which requires the recognition of operating lease assets and lease liabilities on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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
Adoption of Topic 842 did not result in the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $89.8 million and $98.9 million, respectively, while our accounting for existing capital leases (now referred to as finance leases) remained substantially unchanged. We expect the impact of adoption to be immaterial to our consolidated statements of income and comprehensive income and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 17 for additional information regarding our accounting policy for leases and additional disclosures.
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
2. Business Combinations
There were no acquisitions incurred during fiscal 2020.
In fiscal 2019, we acquired 100% of the equity of eZmCom, Inc. for $18.6 million in cash. We recorded $6.0 million of intangible assets which are being amortized using the straight-line method over a weighted-average useful life of 4.73 years. We allocated $11.2 million of goodwill to our Applications segment that is deductible for tax purposes.
There were no acquisitions incurred during fiscal 2018.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

3. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$122,119	$122,119	$77,525	$77,525
Money market funds	35,275	35,275	22,102	22,102
Bank time deposits	—	—	6,799	6,799
Total	$157,394	$157,394	$106,426	$106,426
Long-term Marketable Securities:
Marketable securities	$20,195	$25,513	$17,193	$20,222

The assets included in marketable securities represent long-term marketable equity securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. These investments are treated as trading securities and recorded at fair value.
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

•
Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We did not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2020 and 2019.

•
Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2020 and 2019. We measure the fair value of the Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

•
Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2020 and 2019.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2020 and 2019:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

September 30, 2020	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2020
	(In thousands)
Assets:
Cash equivalents (1)	$35,275	$35,275
Marketable securities (2)	25,513	25,513
Total	$60,788	$60,788

September 30, 2019	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2019
	(In thousands)
Assets:
Cash equivalents (1)	$28,901	$28,901
Marketable securities (2)	20,222	20,222
Total	$49,123	$49,123

(1)
Included in cash and cash equivalents on our consolidated balance sheets at September 30, 2020 and 2019. Not included in this table are cash deposits of $122.1 million and $77.5 million at September 30, 2020 and 2019, respectively.

(2)
Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our consolidated balance sheets at September 30, 2020 and 2019.

For the fair value of our derivative instruments and senior notes, see Note 5 and Note 9, respectively.

There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2020, 2019 or 2018.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2020 and 2019:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	—
Singapore dollar (SGD)	SGD	7,815	$5,700	—

	September 30, 2019
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,800	$11,723	—
Buy foreign currency:
British pound (GBP)	GBP	5,200	$6,400	—
Singapore dollar (SGD)	SGD	5,798	$4,200	—

The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2020 and 2019.
Losses on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income, net. These amounts are shown below for the years ended September 30, 2020, 2019 and 2018:

	Year Ended September 30,
	2020	2019	2018
	(In thousands)
Loss on foreign currency forward contracts	$347	$896	$476

6. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2020 and 2019:

	September 30, 2020				September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
	(In thousands, except average life)
Completed technology	$83,764	$(80,136)	$3,628	5	$82,724	$(77,331)	$5,393	5
Customer contracts and relationships	19,332	(13,870)	5,462	9	30,583	(22,283)	8,300	8
Trade names	—	—	—	0	150	(25)	125	1
Non-compete agreements	350	(204)	146	2	350	(29)	321	2
	$103,446	$(94,210)	$9,236		$113,807	$(99,668)	$14,139

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Amortization expense associated with our intangible assets is reflected as a separate operating expense caption—amortization of intangible assets—and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Year Ended September 30,
	2020	2019	2018
	(In thousands)
Completed technology	$1,766	$1,974	$2,380
Customer contracts and relationships	2,927	4,098	4,214
Trade names	125	25	—
Non-compete agreements	175	29	—
Total	$4,993	$6,126	$6,594

Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2020, was as follows (in thousands):

Year Ending September 30,
2021	$3,646
2022	3,356
2023	1,317
2024	917
2025	—
Thereafter	—
Total	$9,236

The following table summarizes changes to goodwill during fiscal 2020 and 2019, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2018	$585,161	$146,648	$69,081	$800,890
Addition from acquisitions	11,233	—	—	11,233
Foreign currency translation adjustment	(7,780)	—	(801)	(8,581)
Balance at September 30, 2019	588,614	146,648	68,280	803,542
Foreign currency translation adjustment	8,190	—	632	8,822
Balance at September 30, 2020	$596,804	$146,648	$68,912	$812,364

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

7. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other assets at September 30, 2020 and 2019:

	September 30,
	2020	2019
	(In thousands)
Property and equipment:
Data processing equipment and software	$108,913	$110,874
Office furniture and equipment	20,478	21,443
Leasehold improvements	25,239	33,360
Equipment under capital lease	6,489	6,398
Less: accumulated depreciation and amortization	(114,700)	(119,048)
Total	$46,419	$53,027

Other assets:
Long-term receivables	$54,074	$34,370
Prepaid commissions	38,579	33,700
Others	12,632	11,093
Total	$105,285	$79,163

As a strategic cost initiative in fiscal 2020 we committed to a course of action to adjust our facilities footprint in light of post-pandemic workforce patterns. As a result of this initiative, we recorded a net impairment loss of $5.2 million on abandonment of property and equipment. See Note 11 for additional information regarding our restructuring and impairment charges.
8. Revolving Line of Credit
On May 8, 2018, we amended our credit agreement with a syndicate of banks, extending the maturity date of the unsecured revolving line of credit from December 30, 2019 to May 8, 2023, while reducing our borrowing capacity to $400 million with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875% and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum fixed charge ratio of 2.50 through the maturity of our 2010 Senior Notes in July 2020, following which maintaining a minimum interest coverage ratio of 3.00 is required. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2020, we had $95.0 million in borrowings outstanding at a weighted-average interest rate of 1.285% and we were in compliance with all financial covenants under this credit facility.
9. Senior Notes
On July 14, 2010, we issued $245 million of senior notes in a private placement to a group of institutional investors (the “2010 Senior Notes”). The 2010 Senior Notes were issued in four series as follows:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Series	Amount	Interest Rate	Maturity Date
	(In millions)
E	$60.0	4.72%	July 14, 2016
F	$72.0	5.04%	July 14, 2017
G	$28.0	5.42%	July 14, 2019
H	$85.0	5.59%	July 14, 2020

On July 14, 2020, the aggregate principal amount of Series H of 2010 Senior Notes was repaid at maturity. At September 30, 2020, the 2010 Senior Notes were no longer outstanding.
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026.
On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” along with the 2010 Senior Notes and 2018 Senior Notes, the “Senior Notes”). We used the net proceeds to repay a large portion of the outstanding balance on our revolving credit facility. The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028.
The indentures for the 2018 Senior Notes and the 2019 Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2010 Senior Notes	$—	$—	$85,000	$86,121
The 2018 Senior Notes	400,000	442,000	400,000	428,000
The 2019 Senior Notes	350,000	358,750	—	—
Total	$750,000	$800,750	$485,000	$514,121

(*) The carrying value of the Senior Notes was reduced by the net debt issuance costs of $10.6 million and $5.2 million at September 30, 2020 and 2019, respectively.
Future principal payments for the Senior Notes are as follows (in thousands):

Year Ending September 30,
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	750,000
Total	$750,000

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

10. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $10.1 million, $10.3 million and $8.8 million during fiscal 2020, 2019 and 2018, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $60.6 million, $57.5 million and $48.4 million during fiscal 2020, 2019 and 2018, respectively.
11. Restructuring and Impairment Charges
During fiscal 2020, we incurred net charges totaling $45.0 million consisting of$28.0 million in impairment loss on operating lease assets, $5.2 million in impairment loss on disposals of property and equipment and $11.8 million in restructuring charges. The impairment losses were associated with closing certain non-core offices and reducing office space in other locations to better align with anticipated needs in light of post-pandemic workforce patterns. The restructuring charges related to employee separation costs as a result of eliminating 209 positions throughout the Company. Cash payments for all the employee separation costs will be paid by the end of our fiscal 2021.
There were no restructuring and impairment charges incurred during fiscal 2019 and 2018.
The following tables summarize our restructuring accruals associated with the employee separation actions. The current portion and non-current portion were recorded in other accrued liabilities and other liabilities, respectively, within the accompanying consolidated balance sheets.

	Accrual at September 30, 2018	Expense Additions	Cash Payments	Accrual Adjustments	Accrual at September 30, 2019
	(In thousands)
Facilities charges	$5,228	$—	$(3,850)	$—	$1,378
Less: current portion	(3,850)				(1,378)
Non-current	$1,378				$—

	Accrual at September 30, 2019	Expense Additions	Cash Payments	Accrual Adjustments (*)	Accrual at September 30, 2020
	(In thousands)
Facilities charges	$1,378	$—	$—	$(1,378)	$—
Employee separation	—	11,768	(3,577)	—	8,191
	1,378	$11,768	$(3,577)	$(1,378)	8,191
Less: current portion	(1,378)				(8,191)
Non-current	$—				$—

(*) Upon adoption of Topic 842, accrued lease exit obligations of $1.4 million, which were associated with vacating excess leased space in fiscal 2017, were reclassified to operating lease liabilities.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

12. Income Taxes
The provision for income taxes was as follows during fiscal 2020, 2019 and 2018:

	Year ended September 30,
	2020	2019	2018
	(In thousands)
Current:
Federal	$14,566	$1,299	$8,071
State	2,180	(423)	2,236
Foreign	12,482	15,371	9,559
	29,228	16,247	19,866
Deferred:
Federal	(8,575)	7,003	13,987
State	(957)	947	132
Foreign	893	(249)	(3,535)
	(8,639)	7,701	10,584
Total provision	$20,589	$23,948	$30,450

The foreign provision was based on foreign pre-tax earnings of $42.2 million, $36.0 million and $10.8 million in fiscal 2020, 2019 and 2018, respectively. Current foreign tax expense related to foreign tax withholdings was $6.4 million, $6.5 million and $6.0 million in fiscal 2020, 2019 and 2018, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

Deferred tax assets and liabilities at September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$31,015	$26,702
Compensation benefits	29,640	23,931
Operating lease liabilities	21,827	—
Other assets	9,000	9,393
	91,482	60,026
Less: valuation allowance	(24,563)	(19,231)
Total deferred tax assets	66,919	40,795
Deferred tax liabilities:
Intangible assets	(14,715)	(15,114)
Deferred commission	(9,027)	(7,920)
Property and equipment	(3,135)	(3,511)
Operating lease right-of-use assets	(13,719)	—
Other liabilities	(11,694)	(8,244)
Total deferred tax liabilities	(52,290)	(34,789)
Deferred tax assets, net	$14,629	$6,006

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2020.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

As of September 30, 2020, we had available U.S. federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $7.6 million, $0.1 million, and $31.3 million, respectively. The U.S. federal NOLs were acquired in connection with our acquisitions of Adeptra in fiscal 2012 and Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. The state NOL carryforward will expire at various dates beginning in fiscal 2021, if not utilized. The $31.3 million of foreign NOL includes $5.5 million related to China and $19.5 million related to Germany. Due to a limited ability to utilize the China and Germany NOLs, a full valuation allowance has been recorded on the China and Germany NOLs, resulting in no tax benefit. Utilization of the U.S. federal and state NOLs are subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. In fiscal 2020 we generated approximately $4.7 million of excess federal research credits which are expected to be utilized fully in future tax years. We also have available excess California state research credit of approximately $16.6 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $16.6 million.
A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate (21% in each of fiscal 2020 and fiscal 2019, and 24.5% in fiscal 2018) to income before provision for income taxes for fiscal 2020, 2019 and 2018 is shown below:

	Year Ended September 30,
	2020	2019	2018
	(In thousands)
Income tax provision at U.S. federal statutory rate	$53,970	$45,375	$38,495
State income taxes, net of U.S. federal benefit	4,619	4,194	2,755
Foreign tax rate differential	493	839	(649)
Research credits	(5,868)	(5,761)	(3,486)
Domestic production deduction	—	—	(2,421)
Amended returns/audit settlements/statute expirations	(1,085)	(2,268)	(2,349)
Foreign	7,513	11,177	4,040
Valuation allowance	5,332	(333)	1,907
Foreign tax credit and foreign withholding tax	2,086	(464)	1,320
Excess tax benefits relating to stock-based compensation	(45,086)	(24,891)	(22,253)
Tax effect of the Tax Act	—	—	16,719
GILTI, FDII and BEAT	5,050	1,931	—
Other	(6,435)	(5,851)	(3,628)
Recorded income tax provision	$20,589	$23,948	$30,450

The decrease in our income tax provision in fiscal 2020 compared to fiscal 2019 was due to an increase in the excess tax benefits related to stock-based compensation in fiscal 2020.
The decrease in our income tax provision in fiscal 2019 compared to fiscal 2018 was due to the decrease in the overall federal tax rate from the blended 24.5% in fiscal 2018 to 21% in fiscal 2019 and the recording of several one-time items in fiscal 2018 related to the enactment of the Tax Act.
As of September 30, 2020, we had approximately $111.7 million of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. In the event these earnings are later remitted to the U.S., any estimated withholding tax and state income tax due upon remittance of those earnings is expected to be immaterial to the income tax provision.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2020	2019	2018
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$5,834	$6,113	$6,480
Gross increases for tax positions in prior years	883	509	404
Gross decreases for tax positions in prior years	(65)	(611)	—
Gross increases based on tax positions related to the current year	2,260	1,439	1,625
Decreases for settlements and payments	—	(637)	—
Decreases due to statute expiration	(918)	(979)	(2,396)
Gross unrecognized tax benefits at end of year	$7,994	$5,834	$6,113

We had $8.0 million of total unrecognized tax benefits as of September 30, 2020, including $7.8 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.
We recognize interest expense and penalties related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2020, we had accrued interest of $0.4 million related to the unrecognized tax benefits.
13. Stock-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we are authorized to issue equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors are eligible to receive awards under the 2012 Plan. Stock option awards have a maximum term of seven years. In general, stock option awards and restricted stock unit awards not subject to market or performance conditions vest annually over four years. Restricted stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria. At September 30, 2020, there were 4,998,722 shares available for issuance under the 2012 Plan.
Description of Employee Stock Purchase Plan
We maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of common stock to eligible employees. Employees may have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price on the last trading day of each offering period. Offering period means approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. At September 30, 2020, there were 949,702 shares available for issuance under the 2019 Purchase Plan.
We satisfy stock option exercises, vesting of restricted stock units and the 2019 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $93.7 million, $83.0 million and $74.8 million in fiscal years 2020, 2019 and 2018, respectively. The total tax benefit related to this share-based compensation expense was $13.2 million, $12.5 million and $15.7 million in fiscal 2020, 2019 and 2018, respectively. As of September 30, 2020, there was $127.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.33 years.
In fiscal 2020 we received $25.4 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $30.2 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Stock-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2020, 2019 and 2018:

	Year Ended September 30,
	2020			2019			2018
Stock Options:
Weighted-average expected term (years)			4.46			4.26			4.78
Expected volatility (range)	30.0	-	35.9%	31.1	-	32.4%	33.6%	-	35.1%
Weighted-average volatility			30.6%			32.2%			34.6%
Risk-free interest rate (range)	0.36	-	1.68%	2.50	-	2.68%	2.03%	-	2.65%
Weighted-average expected dividend yield			—%			—%			—%

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
Dividends. We have not declared or paid any cash dividends on our common stock since May 2017, and we do not presently plan to pay cash dividends on our common stock in the foreseeable future. Consequently, we used an expected dividend yield of zero in the years presented.
Risk-Free Interest Rate. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of our employee options.
Forfeitures. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest.
The following table summarizes option activity during fiscal 2020:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2019	616	$89.36
Granted	32	364.23
Exercised	(401)	63.47
Forfeited	(1)	185.05
Outstanding at September 30, 2020	246	$166.80	3.84	$63,605
Exercisable at September 30, 2020	168	$130.87	3.06	$49,435
Vested and expected to vest at September 30, 2020	243	$165.32	3.82	$63,125

The weighted-average fair value of options granted were $99.30, $59.63 and $56.61 during fiscal 2020, 2019 and 2018, respectively. The aggregate intrinsic value of options outstanding at September 30, 2020 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.2 million outstanding options, which had exercise prices lower than the $425.38 market price of our common stock at September 30, 2020. The total intrinsic value of options exercised was $132.6 million, $99.1 million and $41.4 million during fiscal 2020, 2019 and 2018, respectively, determined as of the date of exercise.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2020:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2019	998	$159.99
Granted	218	356.66
Released	(434)	138.04
Forfeited	(61)	200.38
Outstanding at September 30, 2020	721	$229.10

The weighted-average fair value of the RSUs granted were $356.66, $206.29 and $161.85 during fiscal 2020, 2019 and 2018, respectively. The total intrinsic value of the RSUs that vested was $159.0 million, $91.2 million and $70.7 million during fiscal 2020, 2019 and 2018, respectively, determined as of the date of vesting.
Performance Share Units
Performance share units (“PSUs”) are granted to our senior officers and earned based on pre-established performance goals approved by the Leadership Development and Compensation Committee of our Board of Directors for any given performance period. The range of payout is zero to 200% of the number of target PSUs, based on the outcome of the performance conditions. We estimate the fair value of the PSUs using the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield if applicable, based on the performance condition that is probable of achievement. We amortize the fair values over the requisite service period for each vesting tranche of the award. We reassess the probability at each reporting period and recognize the cumulative effect of the change in estimate in the period of change.
The following table summarizes the PSUs activity during fiscal 2020:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2019	195	$163.38
Granted	53	354.18
Released	(101)	152.45
Forfeited	(20)	175.50
Outstanding at September 30, 2020	127	$248.97

The weighted-average fair value of the PSUs granted were $354.18, $185.05 and $157.17 during fiscal 2020, 2019 and 2018, respectively. The total intrinsic value of the PSUs that vested was $36.5 million, $19.3 million and $15.1 million during fiscal 2020, 2019 and 2018, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2020, 2019 and 2018:

	Year Ended September 30,
	2020	2019	2018

Expected volatility in FICO’s stock price	25.2%	24.6%	24.6%
Expected volatility in Russell 3000 Index	12.9%	12.8%	12.7%
Correlation between FICO and the Russell 3000 Index	64.0%	66.6%	63.1%
Risk-free interest rate	1.67%	2.73%	1.92%
Average expected dividend yield	—%	—%	—%

The expected volatility was determined based on daily historical movements in our stock price and the Russell 3000 Index for the three years preceding the grant date. The correlation between FICO and the Russell 3000 Index was determined based on historical daily stock price movements for the three years preceding the grant date. Because we have not declared or paid any cash dividends on our common stock since May 2017, and we do not presently plan to pay cash dividends on our common stock in the foreseeable future, we used an expected dividend yield of zero. The risk-free rate was determined based on U.S. Treasury zero-coupon yields over the three-year performance period.
The following table summarizes the MSUs activity during fiscal 2020:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2019	100	$188.63
Granted	96	249.13
Released	(123)	171.42
Forfeited	(10)	202.48
Outstanding at September 30, 2020	63	$311.91

The weighted-average fair value of the MSUs granted were $249.13, $169.46 and $151.78 during fiscal 2020, 2019 and 2018, respectively. The total intrinsic value of the MSUs that vested was $44.6 million, $21.6 million and $18.7 million during fiscal 2020, 2019 and 2018, respectively, determined as of the date of vesting.
Employee Stock Purchase Plan
The compensation expense on the employee stock purchase plan arises from the 15% discount offered to participants. During fiscal 2020, a total of 50,298 shares of our common stock with a weighted-average purchase price of $334.21 per share was issued under the 2019 Purchase Plan. As our first semi-annual offering period started on September 1, 2019, there were no shares purchased during fiscal 2019.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

14. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2020, 2019 and 2018:

	Year Ended September 30,
	2020	2019	2018
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$236,411	$192,124	$126,482
Denominator — share:
Basic weighted-average shares	29,067	28,980	29,711
Effect of dilutive securities	865	1,314	1,469
Diluted weighted-average shares	29,932	30,294	31,180
Earnings per share:
Basic	$8.13	$6.63	$4.26
Diluted	$7.90	$6.34	$4.06

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.
15. Segment Information
We are organized into the following three operating segments, each of which is a reportable segment, to align with internal management of our worldwide business operations based on product offerings.

•
Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, financial crimes compliance, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, SaaS applications through the FICO® Analytic Cloud or AWS.

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

•
Decision Management Software. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our FICO® Decision Management Suite, as well as associated professional services. Decision management software is currently delivered as part of the FICO® Decision Management Platform and is increasingly being adopted to connect decisioning solutions or previously disconnected use cases. These tools are available to our customers as on-premises software, through the FICO® Analytic Cloud or AWS.

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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

The following tables summarize segment information for fiscal 2020, 2019 and 2018:

	Year Ended September 30, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$393,994	$517,024	$62,915	$—	$973,933
Professional services	136,677	1,600	44,763	—	183,040
License	71,375	9,923	56,291	—	137,589
Total segment revenues	602,046	528,547	163,969	—	1,294,562
Segment operating expense	(448,505)	(74,237)	(187,444)	(144,704)	(854,890)
Segment operating income (loss)	$153,541	$454,310	$(23,475)	$(144,704)	$439,672
Unallocated share-based compensation expense					(93,681)
Unallocated amortization expense					(4,993)
Unallocated restructuring and impairment charges					(45,029)
Operating income					295,969
Unallocated interest expense, net					(42,177)
Unallocated other income, net					3,208
Income before income taxes					$257,000
Depreciation expense	$18,021	$617	$4,397	$418	$23,453

	Year Ended September 30, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$395,398	$415,288	$50,262	$—	$860,948
Professional services	137,258	2,157	44,680	—	184,095
License	72,378	3,732	38,930	—	115,040
Total segment revenues	605,034	421,177	133,872	—	1,160,083
Segment operating expense	(443,872)	(59,821)	(168,988)	(144,755)	(817,436)
Segment operating income (loss)	$161,162	$361,356	$(35,116)	$(144,755)	342,647
Unallocated share-based compensation expense					(82,973)
Unallocated amortization expense					(6,126)
Operating income					253,548
Unallocated interest expense, net					(39,752)
Unallocated other income, net					2,276
Income before income taxes					$216,072
Depreciation expense	$18,766	$498	$4,036	$904	$24,204

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

	Year Ended September 30, 2018
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$372,283	$331,662	$46,658	$—	$750,603
Professional services	142,736	1,900	32,274	—	176,910
License	49,356	2,308	20,969	—	72,633
Total segment revenues	564,375	335,870	99,901	—	1,000,146
Segment operating expense	(420,411)	(63,452)	(134,261)	(125,255)	(743,379)
Segment operating income (loss)	$143,964	$272,418	$(34,360)	$(125,255)	256,767
Unallocated share-based compensation expense					(74,814)
Unallocated amortization expense					(6,594)
Operating income					175,359
Unallocated interest expense, net					(31,311)
Unallocated other income, net					12,884
Income before income taxes					$156,932
Depreciation expense	$15,651	$555	$5,471	$956	$22,633

Information about disaggregated revenue by product deployment methods was as follows:

	Year Ended September 30, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$340,702	$261,344	$—	$602,046	46%
Scores	—	—	528,547	528,547	41%
Decision Management Software	125,269	38,700	—	163,969	13%
Total	$465,971	$300,044	$528,547	$1,294,562	100%

	Year Ended September 30, 2019
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$360,105	$244,929	$—	$605,034	52%
Scores	—	—	421,177	421,177	36%
Decision Management Software	108,447	25,425	—	133,872	12%
Total	$468,552	$270,354	$421,177	$1,160,083	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

	Year Ended September 30, 2018
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$337,162	$227,213	$—	$564,375	56%
Scores	—	—	335,870	335,870	34%
Decision Management Software	86,172	13,729	—	99,901	10%
Total	$423,334	$240,942	$335,870	$1,000,146	100%

We derive a significant portion of revenues internationally, and 32%, 34%, and 35% of total consolidated revenues were derived from clients outside the U.S. during fiscal 2020, 2019 and 2018, respectively. Information about disaggregated revenue by primary geographical markets was as follows:

	Year Ended September 30, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$331,290	$40,047	$157,793	$72,916	$602,046
Scores	511,333	3,576	6,385	7,253	528,547
Decision Management Software	87,305	18,674	39,406	18,584	163,969
Total	$929,928	$62,297	$203,584	$98,753	$1,294,562

	Year Ended September 30, 2019
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$338,990	$42,656	$155,539	$67,849	$605,034
Scores	404,778	4,591	6,359	5,449	421,177
Decision Management Software	63,397	18,040	33,288	19,147	133,872
Total	$807,165	$65,287	$195,186	$92,445	$1,160,083

	Year Ended September 30, 2018
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$318,836	$39,136	$141,358	$65,045	$564,375
Scores	328,990	1,366	3,989	1,525	335,870
Decision Management Software	53,184	5,035	24,245	17,437	99,901
Total	$701,010	$45,537	$169,592	$84,007	$1,000,146

Within our Applications segment our fraud solutions accounted for 15%, 18% and 17% of total revenues in each of fiscal 2020, 2019 and 2018, respectively, and our customer communication services accounted for 8%, 9% and 10% of total revenues in each of these periods, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Revenue generated from a single customer or a group of customers which represented 10% or greater of total revenue are summarized below for fiscal 2020, 2019 and 2018:

	Year Ended September 30,
	2020		2019		2018
	(Dollars in thousands)
Experian	$181,036	14%	$148,037	13%	$109,097	11%
TransUnion and Equifax	239,166	18%	183,523	16%	142,179	14%
Other customers	874,360	68%	828,523	71%	748,870	75%
Total	$1,294,562	100%	$1,160,083	100%	$1,000,146	100%

At September 30, 2020 and 2019, no individual customer accounted for 10% or more of total consolidated receivables.
Our property and equipment, net, on a geographical basis are summarized below at September 30, 2020 and 2019:

	September 30,
	2020		2019
	(Dollars in thousands)
United States	$29,375	63%	$38,058	72%
United Kingdom	8,776	19%	7,801	15%
Other countries	8,268	18%	7,168	13%
Total	$46,419	100%	$53,027	100%

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
Receivables at September 30, 2020 and 2019 consisted of the following:

	September 30,
	2020	2019
	(In thousands)
Billed	$211,776	$206,714
Unbilled	181,550	127,651
	393,326	334,365
Less: allowance for doubtful accounts	(5,072)	(2,568)
Net receivables	388,254	331,797
Less: long-term receivables *	(54,074)	(34,370)
Short-term receivables *	334,180	297,427

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying consolidated balance sheets.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2020	2019
	(In thousands)
Allowance for doubtful accounts, beginning balance	$2,568	$3,439
Add: expense	3,199	518
Less: write-offs (net of recoveries)	(695)	(1,389)
Allowance for doubtful accounts, ending balance	$5,072	$2,568

Contract assets balance at September 30, 2020 and 2019 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Year Ended September 30,
	2020	2019
	(In thousands)
Deferred revenues, beginning balance	$116,320	$108,118
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(101,640)	(93,265)
Increases due to billings, excluding amounts recognized as revenue during the period	107,461	101,467
Deferred revenues, ending balance (*)	$122,141	$116,320

(*) Ending balance at September 30, 2020 included current portion of $115.1 million and long-term portion of $7.0 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets. Ending balance at September 30, 2019 included current portion of $111.0 million and long-term portion of $5.3 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets.
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

Revenue allocated to remaining performance obligations was $298.0 million as of September 30, 2020, of which we expect to recognize approximately 50% over the next 18 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $238.4 million as of September 30, 2019.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

17. Leases
We lease office space and data centers under operating lease arrangements, which constitute the majority of our lease obligations. We also enter into finance lease agreements from time to time for certain computer equipment. For any lease with a lease term in excess of 12 months, the related lease assets and liabilities are recognized on our consolidated balance sheets as either operating or finance leases at the commencement of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components, and we have elected to combine these components together and account for them as a single lease component for all classes of assets. Leases with a lease term of 12 months or less are not recorded on our consolidated balance sheets. Furthermore, we recognize lease expense for these leases on a straight-line basis over the lease term.
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
As a strategic cost initiative in fiscal 2020 we committed to a course of action to adjust our facilities footprint in light of post-pandemic workforce patterns, including closing certain non-core offices and reducing office space in other locations to better align with anticipated needs. As a result of this initiative, we recorded a net impairment of $28.0 million on operating lease right-of-use assets. Prior to the adoption of ASC 842, these adjustments were described as restructuring expenses - facilities charges. See Note 11 for additional information regarding our restructuring and impairment charges.
The following table presents the lease balances within the accompanying consolidated balance sheet as of September 30, 2020:

	Balance Sheet Location	September 30, 2020
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$57,656
Finance leases (*)	Property and equipment, net	5,021
Total lease assets		$62,677
Liabilities
Current:
Operating leases	Other accrued liabilities	$22,787
Finance leases	Other accrued liabilities	2,186
Non-current:
Operating leases	Operating lease liabilities	73,207
Finance leases	Other liabilities	3,076
Total lease liabilities		$101,256

(*) Finance leases are recorded net of accumulated depreciation of $1.5 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

The components of our operating and finance lease expenses were as follows:

Year Ended September 30, 2020
(In thousands)
Operating lease cost	$23,624
Finance lease cost:
Depreciation of lease assets	2,078
Interest on lease liabilities	186
Short-term lease cost	1,171
Variable lease cost	3,264
Total lease cost	$30,323
The following table presents weighted-average remaining lease term and weighted-average discount rates related to our operating and finance leases:

	September 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in months)	63	29
Weighted-average discount rate	3.86%	2.56%

Supplemental cash flow information related to our operating and finance leases was as follows:

Year Ended September 30, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$18,801
Operating cash outflow for finance leases	186
Financing cash outflow for finance leases	1,716
Lease assets obtained in exchange for new lease liabilities:
Operating leases	11,457
Finance leases	1,387

Future lease payments under our non-cancellable leases as of September 30, 2020 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal 2021	$26,047	$2,397
Fiscal 2022	21,925	2,240
Fiscal 2023	17,109	784
Fiscal 2024	14,384	—
Fiscal 2025	9,004	—
Thereafter	17,131	—
Total future undiscounted lease payments	105,600	5,421
Less imputed interest	(9,606)	(159)
Total reported lease liability	$95,994	$5,262

In accordance with the prior guidance—ASC 840, Leases—our leases were previously designated as either capital or operating. Previously designated capital leases are now considered finance leases under the new guidance, Topic 842. The

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2020, 2019 and 2018

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

18. Commitments
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
Years Ended September 30, 2020, 2019 and 2018

21. Supplementary Financial Data (Unaudited)
The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended September 30, 2020. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments, except as noted below) necessary for a fair statement of the consolidated financial information for the period presented.

	Quarter Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(In thousands, except per share data)
Revenues	$374,356	$313,731	$307,971	$298,504
Cost of revenues (1)	93,676	88,569	88,139	90,758
Gross profit	280,680	225,162	219,832	207,746
Net income	$59,126	$64,076	$58,288	$54,921
Earnings per share (2):
Basic	$2.04	$2.21	$2.00	$1.89
Diluted	$1.98	$2.15	$1.94	$1.82
Shares used in computing earnings per share:
Basic	29,045	29,005	29,194	29,025
Diluted	29,833	29,744	29,985	30,169

	Quarter Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
	(In thousands, except per share data)
Revenues	$305,344	$314,249	$278,234	$262,256
Cost of revenues (1)	87,996	87,215	85,568	76,066
Gross profit	217,348	227,034	192,666	186,190
Net income	$54,584	$64,152	$33,381	$40,007
Earnings per share (2):
Basic	$1.89	$2.21	$1.15	$1.38
Diluted	$1.80	$2.12	$1.10	$1.32
Shares used in computing earnings per share:
Basic	28,918	28,967	29,074	28,961
Diluted	30,290	30,292	30,259	30,336

(1)
Cost of revenues excludes amortization expense of $0.3 million, $0.4 million, $0.5 million, $0.6 million, $0.5 million, $0.5 million, $0.5 million and $0.5 million for the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018, respectively.

(2)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the totals for the respective years.
22. Subsequent Events
In October 2020, we entered into a purchase agreement with Rackspace US, Inc. (“Rackspace”) pursuant to which Rackspace will provide to us primary cloud infrastructure services as a reseller of AWS. The initial term is a five-year period for which we have a minimum purchase obligation of $120 million over the first 3 years with the ability to roll up to $12 million into a fourth year if we spend less than the minimum commitment. The purpose of this agreement is to replace services that were previously provided directly through AWS.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures are effective to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2020, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Our Director Nominees” in our 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020.

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
		62

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
		56

Thomas A. Bowers	August 2020-present, Executive Vice President, Corporate Strategy of the Company. September 2019-August 2020, Vice President, Business Consulting of the Company. April 2018-September 2019, Founder and Managing Partner, M Cubed Development, LLC. August 2012-March 2018, Executive Vice President, American Savings Bank. 1987-2012, Senior partner and various positions, McKinsey & Company, Inc.	65

Stephanie Covert
October 2020-present, Executive Vice President, Sales & Marketing of the Company. June 2016-October 2020, Vice President, Global Sales Operations of the Company. December 2015-May 2016, Vice President, Solution Success of the Company. June 2015-December 2015, Senior Director, Solution Success, Americas & EMEA of the Company. May 2014-June 2015, Senior Director, Solution Success, Americas of the Company. March 2013-May 2014, Senior Director, Sales Operations, Apttus. March 2012-March 2013, Sales Operations Director, Oracle Corporation. June 2007-March 2012, various positions, RightNow Technologies, Inc.
		41

Richard S. Deal	November 2015-present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007-November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-August 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	53

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	56

Claus Moldt	August 2019-present, Executive Vice President, Chief Technology Officer of the Company. March 2016-August 2019, Chief Information Officer of the Company. June 2013-March 2016, Chief Executive Officer of mPath. October 2006-June 2013, Global Chief Information Officer and Senior Vice President of Technical Operations of Salesforce.com. November 2002-September 2006, Senior Director Operations Infrastructure and Project Delivery of eBay. May 2001-May 2002, Manager Database and System Administration, LoudCloud/Opsware.	57

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	51

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	55
The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information in our 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020.

FICO has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our website located at www.fico.com. FICO intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its website. FICO also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the website cited above.
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for Fiscal 2020” and “Executive Compensation” in our 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Persons Transactions” in our 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our 2021 Proxy Statement to be filed with the SEC within 120 days after September 30, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements:
2. Financial Statement Schedules
All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3. Exhibits:

Exhibit Number	Description

3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009.)

3.2	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009.)

4.1
Description of Securities of Registrant Registered Under Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2019.)

10.1
Form of Note Purchase Agreement, dated May 7, 2008, between Fair Isaac Corporation and the Purchasers listed on Schedule A thereto, which includes as Exhibits 1-4 the form of Senior Note for each of Series A, B, C and D (excluding certain schedules and exhibits thereto, which Fair Isaac Corporation agrees to furnish to the Securities and Exchange Commission upon request). (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 13, 2008.)

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

10.3
Indenture, dated as of May 8, 2018, by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 5.25% Senior Notes due 2026. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 8, 2018.)

10.4
Indenture, dated as of December 6, 2019, by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 4.00% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 6, 2019.)

10.5	Fair Isaac Corporation 1992 Long-Term Incentive Plan, as amended effective May 4, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010.) (1)

10.6
Form of Non-Qualified Stock Option Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended December 31, 2007.) (1)

10.7
Form of Nonstatutory Stock Option Agreement for Initial Grants to Non-Employee Directors under 1992 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2008.) (1)

10.8
Form of Restricted Stock Unit Agreement under 1992 Long-term Incentive Plan, as amended effective July 18, 2007. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended December 31, 2007.) (1)

10.9	Form of Restricted Stock Agreement under 1992 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the fiscal year ended September 30, 2006.) (1)

10.10
Fair Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.11
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.12	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.13
Form of Amendment to Management Agreement entered into with certain of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2014.) (1)

10.14
Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.)

10.15	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.16	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.17	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

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

10.20
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.21
Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended as of March 4, 2020. (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, filed with the SEC on March 6, 2020.) (1)

10.22
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.23
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.24
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.25
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.26
Form of Employee Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.27
Form of Employee Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.28
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.29
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 6, 2018. (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.30
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.31
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 8, 2018. (Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.32
Form of Employee Non Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.33
Form of Employee Non Statutory Stock Option Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.34
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.35
Form of Employee Restricted Stock Unit Award Agreement (United Kingdom) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.36
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.37
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference by Exhibit 10.7 to the Company's Form 10-Q for the quarter ended March 31, 2012.) (1)

10.38
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017.) (1)

10.39
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2017.) (1)

10.40
Form of Performance Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)

10.41
Form of Performance Share Unit Award Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.42
Form of Performance Share Unit Agreement (fiscal 2018) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2017.) (1)

10.43
Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.44	Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2019.) (1)

10.45
Form of Market Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)

10.46
Form of Market Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.47
Form of Market Share Unit Agreement (fiscal 2018 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2017.) (1)

10.48	Form of Market Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

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

10.52
Commitment Increase Agreement to the Amended and Restated Credit Agreement dated as of November 17, 2017 by and among the Company, the lenders party thereto and Wells Fargo Bank, National Association as Administrative Agent (Incorporated by reference to the Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2017.)

10.53
Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 2018 by and among the Company, the several banks and other financial institutions party thereto, and Wells Fargo Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2018.)

10.54	Letter Agreement dated August 3, 2019 by and between the Company and Michael I. McLaughlin. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2019.) (1)

10.55
Letter Agreement dated August 21, 2019 by and between the Company and Claus Moldt (Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the fiscal year ended September 30, 2019.) (1)

10.56	Fair Isaac Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 4, 2019.) (1)

10.57	Transition Agreement dated August 26, 2020 by and between the Company and Wayne Huyard. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2020.) (1)

10.58*	Letter Agreement dated August 26, 2020 by and between the Company and Stephanie Covert. (1)

10.59*	Letter Agreement dated August 26, 2020 by and between the Company and Thomas A. Bowers. (1)

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
DATE: November 10, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 10, 2020
William J. Lansing

/s/ MICHAEL I. MCLAUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 2020
Michael I. McLaughlin

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 10, 2020
Michael S. Leonard

/s/ A. GEORGE BATTLE	Director	November 10, 2020
A. George Battle

/s/ BRADEN R. KELLY	Director	November 10, 2020
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 10, 2020
James D. Kirsner

/s/ EVA MANOLIS	Director	November 10, 2020
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 10, 2020
Marc F. McMorris

/s/ JOANNA REES	Director	November 10, 2020
Joanna Rees

/s/ DAVID A. REY	Director	November 10, 2020
David A. Rey

/s/ FABIOLA R. ARREDONDO	Director	November 10, 2020
Fabiola R. Arredondo