Form 10-Q
period 2020-12-31
FAIR ISAAC CORP
filed 2021-01-28
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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
The number of shares of common stock outstanding on January 15, 2021 was 29,236,110 (excluding 59,620,673 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2020	September 30, 2020
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$144,662	$157,394
Accounts receivable, net	310,626	334,180
Prepaid expenses and other current assets	53,153	42,504
Total current assets	508,441	534,078
Marketable securities	28,455	25,513
Other investments	1,327	1,060
Property and equipment, net	39,011	46,419
Operating lease right-of-use assets	56,030	57,656
Goodwill	817,777	812,364
Intangible assets, net	8,367	9,236
Deferred income taxes	15,003	14,629
Other assets	102,452	105,285
Total assets	$1,576,863	$1,606,240
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,749	$23,033
Accrued compensation and employee benefits	73,231	117,952
Other accrued liabilities	49,254	63,367
Deferred revenue	115,808	115,159
Current maturities on debt	131,000	95,000
Total current liabilities	391,042	414,511
Long-term debt	739,831	739,435
Operating lease liabilities	69,815	73,207
Other liabilities	52,054	48,005
Total liabilities	1,252,742	1,275,158
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 29,236 and 29,096 shares outstanding at December 31, 2020 and September 30, 2020, respectively)	292	291
Additional paid-in-capital	1,145,893	1,218,583
Treasury stock, at cost (59,621 and 59,761 shares at December 31, 2020 and September 30, 2020, respectively)	(3,035,668)	(2,997,856)
Retained earnings	2,279,551	2,193,059
Accumulated other comprehensive loss	(65,947)	(82,995)
Total stockholders’ equity	324,121	331,082
Total liabilities and stockholders’ equity	$1,576,863	$1,606,240

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2020	2019
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$252,150	$220,374
Professional services	41,425	44,025
License	18,839	34,105
Total revenues	312,414	298,504
Operating expenses:
Cost of revenues	89,528	90,758
Research and development	40,651	38,943
Selling, general and administrative	93,911	112,021
Amortization of intangible assets	937	1,796
Restructuring and impairment charges	—	3,104
Gain on sale of product line assets	(7,334)	—
Total operating expenses	217,693	246,622
Operating income	94,721	51,882
Interest expense, net	(9,641)	(9,768)
Other income (expense), net	2,880	(219)
Income before income taxes	87,960	41,895
Income tax provision (benefit)	1,468	(13,026)
Net income	86,492	54,921
Other comprehensive gain:
Foreign currency translation adjustments	17,048	14,092
Comprehensive income	$103,540	$69,013
Earnings per share:
Basic	$2.97	$1.89
Diluted	$2.90	$1.82
Shares used in computing earnings per share:
Basic	29,127	29,025
Diluted	29,789	30,169

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2020	29,096	$291	$1,218,583	$(2,997,856)	$2,193,059	$(82,995)	$331,082
Share-based compensation	—	—	25,132	—	—	—	25,132
Issuance of treasury stock under employee stock plans	241	2	(97,822)	12,198	—	—	(85,622)
Repurchases of common stock	(101)	(1)	—	(50,010)	—	—	(50,011)
Net income	—	—	—	—	86,492	—	86,492
Foreign currency translation adjustments	—	—	—	—	—	17,048	17,048
Balance at December 31, 2020	29,236	$292	$1,145,893	$(3,035,668)	$2,279,551	$(65,947)	$324,121

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2019	28,944	$289	$1,225,365	$(2,802,450)	$1,956,648	$(90,085)	$289,767
Share-based compensation	—	—	23,145	—	—	—	23,145
Issuance of treasury stock under employee stock plans	410	4	(100,320)	19,361	—	—	(80,955)
Repurchases of common stock	(168)	(1)	—	(60,008)	—	—	(60,009)
Net income	—	—	—	—	54,921	—	54,921
Foreign currency translation adjustments	—	—	—	—	—	14,092	14,092
Balance at December 31, 2019	29,186	$292	$1,148,190	$(2,843,097)	$2,011,569	$(75,993)	$240,961

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$86,492	$54,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,026	7,856
Share-based compensation	25,132	23,145
Deferred income taxes	(298)	(1,016)
Net gain on marketable securities	(1,768)	(944)
Non-cash operating lease costs	4,000	4,493
Provision for doubtful accounts, net	219	281
Net loss on sales and abandonment of property and equipment	62	48
Gain on sale of product line assets	(7,334)	—
Changes in operating assets and liabilities:
Accounts receivable	33,130	22,391
Prepaid expenses and other assets	(7,310)	(21,711)
Accounts payable	(1,479)	10,349
Accrued compensation and employee benefits	(46,704)	(35,566)
Other liabilities	(12,241)	(4,379)
Deferred revenue	(980)	497
Net cash provided by operating activities	77,947	60,365
Cash flows from investing activities:
Purchases of property and equipment	(3,045)	(6,500)
Proceeds from sales of marketable securities	567	167
Purchases of marketable securities	(1,741)	(2,733)
Proceeds from sale of product line assets	8,291	—
(Purchase of) distribution from equity investment	(210)	55
Net cash provided by (used in) investing activities	3,862	(9,011)
Cash flows from financing activities:
Proceeds from revolving line of credit	116,000	117,000
Payments on revolving line of credit	(80,000)	(367,000)
Proceeds from issuance of senior notes	—	350,000
Payments on debt issuance costs	—	(6,805)
Payments on finance leases	(176)	(425)
Proceeds from issuance of treasury stock under employee stock plans	57	5,091
Taxes paid related to net share settlement of equity awards	(85,678)	(86,047)
Repurchases of common stock	(50,011)	(60,009)
Net cash used in financing activities	(99,808)	(48,195)
Effect of exchange rate changes on cash	5,267	1,631
Increase (decrease) in cash and cash equivalents	(12,732)	4,790
Cash and cash equivalents, beginning of period	157,394	106,426
Cash and cash equivalents, end of period	$144,662	$111,216
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $221 and $154 during the quarters ended December 31, 2020, and 2019, respectively	$3,186	$2,391
Cash paid for interest	$17,858	$12,856
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$13	$93
Finance lease obligations incurred	$—	$3,045
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
In this Quarterly Report on Form 10-Q, Fair Isaac Corporation is referred to as “FICO,” “we,” “us,” “our,” or “the Company.”
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 in the first quarter of our fiscal 2021 and the adoption did not have a significant impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted Topic 326 in the first quarter of our fiscal 2021 and the adoption did not have a significant impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
We do not expect that any recently issued accounting pronouncements will have a significant effect on our financial statements.
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

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We did not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of December 31, 2020 and September 30, 2020.
•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2020 and September 30, 2020. We measure the fair value of our senior notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2020 and September 30, 2020.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2020 and September 30, 2020:

December 31, 2020	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2020
	(In thousands)
Assets:
Cash equivalents (1)	$10,694	$10,694
Marketable securities (2)	28,455	28,455
Total	$39,149	$39,149

September 30, 2020	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2020
	(In thousands)
Assets:
Cash equivalents (1)	$35,275	$35,275
Marketable securities (2)	25,513	25,513
Total	$60,788	$60,788

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at December 31, 2020 and September 30, 2020. Not included in these tables are cash deposits of $134.0 million and $122.1 million at December 31, 2020 and September 30, 2020, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at December 31, 2020 and September 30, 2020.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters ended December 31, 2020 and 2019.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2020 and September 30, 2020:

	December 31, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	18,900	$23,068	$—
Buy foreign currency:
British pound (GBP)	GBP	12,034	$16,400	$—
Singapore dollar (SGD)	SGD	6,725	$5,100	$—

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	$—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	$—
Singapore dollar (SGD)	SGD	7,815	$5,700	$—
The foreign currency forward contracts were entered into on December 31, 2020 and September 30, 2020, respectively; therefore, their fair value was $0 on each of these dates.
Gains on derivative financial instruments are recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended December 31,
	2020	2019
	(In thousands)
Gains on foreign currency forward contracts	$1,686	$1,145

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended December 31,
	2020	2019
	(In thousands)
Completed technology	$322	$575
Customer contracts and relationships	571	1,140
Trade names	—	37
Non-compete agreements	44	44
Total	$937	$1,796

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2020 was as follows:

Year Ending September 30,	(In thousands)
2021 (excluding the quarter ended December 31, 2020)	$2,742
2022	3,392
2023	1,316
2024	917
Total	$8,367
The following table summarizes changes to goodwill during the quarter ended December 31, 2020, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2020	$596,804	$146,648	$68,912	$812,364
Foreign currency translation adjustment	4,568	—	845	5,413
Balance at December 31, 2020	$601,372	$146,648	$69,757	$817,777

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other assets at December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
	(In thousands)
Property and equipment, net:
Property and equipment	$156,053	$161,119
Less: accumulated depreciation and amortization	(117,042)	(114,700)
Total	$39,011	$46,419

Other assets:
Long-term receivables	$50,566	$54,074
Prepaid commissions	40,159	38,579
Others	11,727	12,632
Total	$102,452	$105,285

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2020, we had $131.0 million in borrowings outstanding at a weighted-average interest rate of 1.284% and were in compliance with all financial covenants under this credit facility.
7. Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026.
On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028.
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	452,000	400,000	442,000
The 2019 Senior Notes	350,000	364,000	350,000	358,750
Total	$750,000	$816,000	$750,000	$800,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $10.2 million and $10.6 million at December 31, 2020 and September 30, 2020, respectively.

8. Income Taxes
Effective Tax Rate
The effective income tax rate was 1.7% and (31.1)% during the quarters ended December 31, 2020 and 2019, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the quarters ended December 31, 2020 and 2019 were both impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of stock-based compensation and the future stock price in relation to the fair value of awards on the grant date. The increase in stock price for awards that vested in December 2019 was significantly larger than the increase in stock price for the awards that vested in December 2020.

The total unrecognized tax benefit for uncertain tax positions was estimated to be $9.0 million and $8.0 million at December 31, 2020 and September 30, 2020, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $0.5 million and $0.4 million related to unrecognized tax benefits as of December 31, 2020 and September 30, 2020, respectively.
9. Stock-Based Employee Benefit Plans
We maintain the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we grant equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors, are eligible to receive awards under the 2012 Plan. Stock option awards have a maximum term of seven years. In general, stock option awards and restricted stock unit awards not subject to market or performance conditions vest annually over four years. Restricted stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria.
We maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Employees have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price of FICO common stock on the last trading day of each offering period. Offering period means the approximately six-month long periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August.
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2020:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2020	246	$166.80
Granted	12	506.91
Outstanding at December 31, 2020	258	$182.79	3.75	$84,688
Exercisable at December 31, 2020	188	$140.06	3.05	$69,796
Vested or expected to vest at December 31, 2020	255	$180.76	3.72	$84,191
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2020:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2020	721	$229.10
Granted	159	506.38
Released	(273)	187.57
Forfeited	(19)	241.04
Outstanding at December 31, 2020	588	$323.15

Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2020:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2020	127	$248.97
Granted	33	506.91
Released	(68)	217.36
Outstanding at December 31, 2020	92	$366.08
Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2020:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2020	63	$311.91
Granted	67	471.16
Released	(67)	257.15
Outstanding at December 31, 2020	63	$541.41
Employee Stock Purchase Plan
As the 2019 Purchase Plan has semi-annual offering periods with shares purchased on the last trading day in the months of February and August, no shares were purchased during the quarter ended December 31, 2020.

10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2020 and 2019:

	Quarter Ended December 31,
	2020	2019
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$86,492	$54,921
Denominator - share:
Basic weighted-average shares	29,127	29,025
Effect of dilutive securities	662	1,144
Diluted weighted-average shares	29,789	30,169
Earnings per share:
Basic	$2.97	$1.89
Diluted	$2.90	$1.82
Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.
11. Segment Information
We are organized into the following three operating segments, each of which is a reportable segment, to align with internal management of our worldwide business operations based on product offerings.

•Applications. This segment includes pre-configured decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, financial crimes compliance, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, software-as-a-service (“SaaS”) applications through the FICO® Analytic Cloud or Amazon Web Services (“AWS”).
•Scores. This segment includes our business-to-business scoring solutions and services, our business-to-consumer scoring solutions and services including myFICO® solutions for consumers, and associated professional services. Our scoring solutions give our clients access to analytics that can be easily integrated into their transaction streams and decision-making processes. Our scoring solutions and services are either distributed through major credit reporting agencies worldwide or sold to our clients directly.
•Decision Management Software. This segment is composed of analytic and decision management software tools that clients can use to create their own custom decision management applications, our FICO® Decision Management Suite, as well as associated professional services. Some of our decision management software is currently delivered as part of the FICO® Decision Management Platform and is increasingly being adopted to connect decisioning solutions or previously disconnected use cases. These tools are available to our customers as on-premises software, through the FICO® Analytic Cloud or AWS.
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
The following tables summarize segment information for the quarters ended December 31, 2020 and 2019:

	Quarter Ended December 31, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$97,731	$138,590	$15,829	$—	$252,150
Professional services	30,605	117	10,703	—	41,425
License	7,025	5,944	5,870	—	18,839
Total segment revenues	135,361	144,651	32,402	—	312,414
Segment operating expense	(99,859)	(21,626)	(47,220)	(30,253)	(198,958)
Segment operating income (loss)	$35,502	$123,025	$(14,818)	$(30,253)	113,456
Unallocated share-based compensation expense					(25,132)
Unallocated amortization expense					(937)
Unallocated gain on sale of product line assets					7,334
Operating income					94,721
Unallocated interest expense, net					(9,641)
Unallocated other income, net					2,880
Income before income taxes					$87,960
Depreciation expense	$4,374	$194	$984	$33	$5,585

	Quarter Ended December 31, 2019
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$98,837	$107,446	$14,091	$—	$220,374
Professional services	34,023	264	9,738	—	44,025
License	19,318	7,428	7,359	—	34,105
Total segment revenues	152,178	115,138	31,188	—	298,504
Segment operating expense	(116,010)	(17,712)	(50,645)	(34,210)	(218,577)
Segment operating income (loss)	$36,168	$97,426	$(19,457)	$(34,210)	79,927
Unallocated share-based compensation expense					(23,145)
Unallocated amortization expense					(1,796)
Unallocated restructuring and impairment charges					(3,104)
Operating income					51,882
Unallocated interest expense, net					(9,768)
Unallocated other expense, net					(219)
Income before income taxes					$41,895
Depreciation expense	$4,349	$116	$986	$225	$5,676

Information about disaggregated revenue by product deployment methods was as follows:

	Quarter Ended December 31, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$71,220	$64,141	$—	$135,361	43%
Scores	—	—	144,651	144,651	46%
Decision Management Software	22,778	9,624	—	32,402	11%
Total	$93,998	$73,765	$144,651	$312,414	100%

	Quarter Ended December 31, 2019
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$85,978	$66,200	$—	$152,178	51%
Scores	—	—	115,138	115,138	39%
Decision Management Software	23,679	7,509	—	31,188	10%
Total	$109,657	$73,709	$115,138	$298,504	100%

Information about disaggregated revenue by primary geographical markets was as follows:

	Quarter Ended December 31, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$79,337	$9,227	$35,257	$11,540	$135,361
Scores	140,410	303	1,713	2,225	144,651
Decision Management Software	16,547	2,913	8,578	4,364	32,402
Total	$236,294	$12,443	$45,548	$18,129	$312,414

	Quarter Ended December 31, 2019
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$85,466	$9,517	$39,784	$17,411	$152,178
Scores	110,197	284	1,538	3,119	115,138
Decision Management Software	15,587	4,333	7,265	4,003	31,188
Total	$211,250	$14,134	$48,587	$24,533	$298,504

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
Receivables at December 31, 2020 and September 30, 2020 consisted of the following:

	December 31, 2020	September 30, 2020
	(In thousands)
Billed	$187,071	$211,776
Unbilled	178,839	181,550
	365,910	393,326
Less: allowance for doubtful accounts	(4,718)	(5,072)
Net receivables	361,192	388,254
Less: long-term receivables *	(50,566)	(54,074)
Short-term receivables *	$310,626	334,180

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying condensed consolidated balance sheets.
Contract assets balance at December 31, 2020 and September 30, 2020 was immaterial.

Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the quarter ended December 31, 2020 were as follows:

Quarter Ended December 31, 2020
(In thousands)
Deferred revenues at September 30, 2020 *	$122,141
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(47,793)
Increases due to billings, excluding amounts recognized as revenue during the period	48,441
Deferred revenues at December 31, 2020 *	$122,789

(*) Deferred revenues at September 30, 2020 included current portion of $115.2 million and long-term portion of $6.9 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at December 31, 2020 included current portion of $115.8 million and long-term portion of $7.0 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This does not include:
•Revenue that will be recognized in future periods from usage-based royalty from license sales;
•SaaS transactional revenue from variable considerations that will be recognized in the distinct service period during which it is earned; and
•Revenue from variable considerations that will be recognized in accordance with the “right-to-invoice” practical expedient, such as fees from our professional services billed based on a time and materials basis.
Revenue allocated to remaining performance obligations was $337.7 million as of December 31, 2020, of which we expect to recognize approximately 50% over the next 20 months and the remainder thereafter.

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q (including the impact of COVID-19 on macroeconomic conditions and our business, operations and personnel). The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K to be filed by us in fiscal 2021.
OVERVIEW
We use analytics to help businesses automate, improve and connect decisions across their enterprise — an approach we commonly refer to as decision management. Our predictive analytics, which includes the industry-standard FICO® Score, and our decision management systems leverage the use of big data and mathematical algorithms to predict, categorize, and describe consumer behavior in order to power hundreds of billions of customer decisions each year. We help thousands of companies in over 100 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, detect and reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive companies, pharmaceutical companies, healthcare organizations, public agencies and organizations in other industries. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure of consumer credit risk in the U.S., and empower them to manage their financial health. Most of our solutions address customer engagement, including customer acquisition, customer onboarding, customer servicing and management, and customer protection. We also help businesses improve non-customer decisions such as streamlining transaction and claims processing, and optimizing logistics. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.
A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 85% and 84% of our revenues were derived from within this industry during the quarters ended December 31, 2020 and 2019, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring, data processing, data management and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 81% and 74% of our revenues during the quarters ended December 31, 2020 and 2019, respectively. We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 28% and 33% of total consolidated revenues for the quarters ended December 31, 2020 and 2019, respectively.

Revenue increased 5% to $312.4 million during the quarter ended December 31, 2020 from $298.5 million for the quarter ended December 31, 2019. We continue to drive growth in our Scores segment. Scores revenue increased 26% to $144.7 million during the quarter ended December 31, 2020 from $115.1 million during the quarter ended December 31, 2019. Scores operating income increased 26% to $123.0 million during the quarter ended December 31, 2020 from $97.4 million during the quarter ended December 31, 2019. For our Applications and Decision Management Software segments, revenue decreased 9% to $167.8 million during the quarter ended December 31, 2020 from $183.4 million during the quarter ended December 31, 2019. The decrease was largely attributable to the shift in the timing of revenue recognition on our term license subscription sales, as described below; as well as a reduction in the number and size of term license deals signed or renewed during the quarter ended December 31, 2020.

During fiscal 2020, we changed our practice of selling term software licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled. This transition was substantially completed by the end of the first quarter of our fiscal 2021. This transition shifts the timing of our revenue recognition on these subscription sales, resulting in less revenue recognized upfront and more revenue recognized over the term of these subscriptions. As a result, we expect a negative impact to our revenue recognized from term software licenses throughout the rest of our fiscal 2021. This does not change total revenue recognized over the life of a contract. In addition, this change does not negatively impact our cash flows.
Operating income increased 83% to $94.7 million during the quarter ended December 31, 2020 from $51.9 million during the quarter ended December 31, 2019. Net income increased 57% to $86.5 million during the quarter ended December 31, 2020 from $54.9 million during the quarter ended December 31, 2019, primarily driven by higher operating income during the quarter ended December 31, 2020, partially offset by lower excess tax benefits related to stock-based compensation.
During the first quarter of our fiscal 2021, we continued to advance our cloud-enabled, platform-based software strategy by exiting less strategic areas of our business in order to facilitate incremental investment in higher value, more strategic areas. We sold all assets related to our cyber risk score operations in October 2020. In addition, we sold certain assets related to our Applications and Decision Management Software operations to an affiliated joint venture in China in December 2020. The net gain realized from both transactions was deemed immaterial to our condensed consolidated financial statements.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter ended December 31, 2020, we repurchased approximately 101,000 shares at a total repurchase price of $50.0 million. As of December 31, 2020, we had $174.8 million remaining under our current stock repurchase program.
COVID-19 Update
As the COVID-19 pandemic persists, our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. For a discussion of the variety of measures we have taken, as well as the impacts on and risks to our business from COVID-19, please refer to “COVID-19 Update” included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain risk factors included in Item 1A Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020; and the information presented below in Results of Operations in Item 2 of this Quarterly Report.
Bookings
Management regards the volume of bookings achieved as an important indicator of future revenues, but they are not comparable to, nor a substitute for, an analysis of our revenues. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. While we disclose estimated revenue expected to be recognized in the future related to unsatisfied performance obligations in Note 12 to the accompanying condensed consolidated financial statements, we believe bookings amount is still a meaningful measure of our business as it includes estimated revenues omitted from Note 12, such as usage-based royalties derived from our software licenses, among others.
We estimate bookings as of the end of the period in which a contract is signed, and initial booking estimates are not updated in future periods for changes between estimated and actual results. Our calculations have varying degrees of certainty depending on the revenue type and individual contract terms. They are subject to a number of risks and uncertainties concerning timing and contingencies affecting product delivery and performance, and estimates take into consideration contract terms, knowledge of the marketplace and experience with our customers, among other factors. Actual revenue and the timing thereof could differ materially from our initial estimates.

Although many of our contracts contain non-cancelable terms, most of our bookings are transactional or service-related that depend upon certain estimates, such as volume of transactions, number of active accounts, or number of hours incurred. Since these estimates cannot be considered fixed or firm, we do not believe it is appropriate to characterize bookings as backlog. The following paragraphs discuss the key assumptions used to calculate bookings and the susceptibility of these assumptions to variability for each revenue type, as defined in Revenue Recognition in the Critical Accounting Policies and Estimates.
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
License Bookings
Licenses that are sold on a term or perpetual basis when bookings generally equal the fixed amount (including guaranteed minimums) stated in the contract.
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended December 31, 2020	$68.1	13%	11	36
Quarter Ended December 31, 2019	$112.1	14%	25	39

(1)Bookings yield represents the percentage of revenue recognized from bookings for the periods indicated.
(2)Weighted-average term of bookings measures the average term over which bookings are expected to be recognized as revenue.
Transactional and maintenance bookings were 67% and 37% of total bookings for the quarters ended December 31, 2020 and 2019, respectively. Professional services bookings were 23% and 36% of total bookings for the quarters ended December 31, 2020 and 2019, respectively. License bookings were 10% and 27% of total bookings for the quarters ended December 31, 2020 and 2019, respectively.

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2020 and 2019:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019	2020	2019
	(In thousands)				(In thousands)
Applications	$135,361	$152,178	43%	51%	$(16,817)	(11)%
Scores	144,651	115,138	46%	39%	29,513	26%
Decision Management Software	32,402	31,188	11%	10%	1,214	4%
Total	$312,414	$298,504	100%	100%	13,910	5%

Applications

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$97,731	$98,837	$(1,106)	(1)%
Professional services	30,605	34,023	(3,418)	(10)%
License	7,025	19,318	(12,293)	(64)%
Total	$135,361	$152,178	(16,817)	(11)%
Applications segment revenues decreased $16.8 million primarily due to a $12.8 million decrease in our fraud solutions, a $2.0 million decrease in our customer management solutions, and a $1.5 million decrease in our originations solutions. The decrease in fraud solutions was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled, as well as a decrease in the number and size of term license deals signed or renewed during the quarter ended December 31, 2020. The decrease in customer management solutions and originations solutions was primarily attributable to a decrease in services revenue.
Scores

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$138,590	$107,446	$31,144	29%
Professional services	117	264	(147)	(56)%
License	5,944	7,428	(1,484)	(20)%
Total	$144,651	$115,138	29,513	26%
Scores segment revenues increased $29.5 million due to an increase of $16.8 million in our business-to-business scores revenue and $12.7 million in our business-to-consumer services revenue. The increase in business-to-business scores revenue was primarily attributable to an increase in mortgage volumes as well as a higher unit price in unsecured originations during the quarter ended December 31, 2020. The increase was partially offset by a volume decrease in unsecured originations. The increase in business-to-consumer services revenue was attributable to an increase in both royalties derived from direct sales generated from the myFICO.com website and scores sold indirectly to consumers through credit reporting agencies.
Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 14%, 11% and 9%, respectively, of our total revenues for the quarter ended December 31, 2020. Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 11%, 8% and 6%, respectively, of our total revenues for the quarter ended December 31, 2019. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2020	2019
	(In thousands)		(In thousands)
Transactional and maintenance	$15,829	$14,091	$1,738	12%
Professional services	10,703	9,738	965	10%
License	5,870	7,359	(1,489)	(20)%
Total	$32,402	$31,188	1,214	4%
Decision Management Software segment revenues increased $1.2 million primarily attributable to an increase in our SaaS subscription revenue classified as transactional and maintenance revenue, partially offset by a decrease in license revenue.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2020 and 2019:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2020	2019	2020	2019
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$312,414	$298,504	100%	100%	$13,910	5%
Operating expenses:
Cost of revenues	89,528	90,758	29%	30%	(1,230)	(1)%
Research and development	40,651	38,943	13%	13%	1,708	4%
Selling, general and administrative	93,911	112,021	30%	38%	(18,110)	(16)%
Amortization of intangible assets	937	1,796	—%	1%	(859)	(48)%
Restructuring and impairment charges	—	3,104	—%	1%	(3,104)	(100)%
Gain on sale of product line assets	(7,334)	—	(2)%	—%	(7,334)	—%
Total operating expenses	217,693	246,622	70%	83%	(28,929)	(12)%
Operating income	94,721	51,882	30%	17%	42,839	83%
Interest expense, net	(9,641)	(9,768)	(3)%	(3)%	127	(1)%
Other income (expense), net	2,880	(219)	1%	—%	3,099	(1,415)%
Income before income taxes	87,960	41,895	28%	14%	46,065	110%
Income tax provision (benefit)	1,468	(13,026)	—%	(4)%	14,494	(111)%
Net income	$86,492	$54,921	28%	18%	31,571	57%
Number of employees at quarter end	3,890	3,956			(66)	(2)%

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
The quarter-over-prior year quarter decrease in cost of revenues of $1.2 million was primarily attributable to a decrease in travel activity due to the COVID-19 outbreak, partially offset by an increase in third-party data costs associated with the increase in our business-to-consumer revenue. Cost of revenues as a percentage of revenues decreased to 29% during the quarter ended December 31, 2020 from 30% during the quarter ended December 31, 2019.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
The quarter-over-prior year quarter increase in research and development expenses of $1.7 million was primarily attributable to an increase in labor and personnel costs as a result of increased headcount and increased fringe benefit costs related to our supplemental retirement and savings plan. Research and development expenses as a percentage of revenues was 13% during the quarter ended December 31, 2020, consistent with the quarter ended December 31, 2019.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses; and the cost of operating computer systems.
The quarter-over-prior year quarter decrease in selling, general and administrative expenses of $18.1 million was primarily attributable to a $4.9 million decrease in travel activity due to the COVID-19 outbreak, a $4.7 million decrease in marketing costs primarily driven by a company-wide marketing event held during the quarter ended December 31, 2019, and a $2.6 million decrease in non-capitalizable commission cost. The decrease was also attributable to a $1.8 million decrease in labor and personnel costs, as well as a $1.7 million decrease in allocated facilities and infrastructure cost, largely driven by our strategic cost initiative implemented in September 2020, in which we reduced our workforce, consolidated office space and abandoned certain property and equipment. Selling, general and administrative expenses as a percentage of revenues decreased to 30% during the quarter ended December 31, 2020 from 38% during the quarter ended December 31, 2019.
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
The quarter-over-prior year quarter decrease in amortization expense of $0.9 million was primarily attributable to certain assets associated with our Tonbeller acquisition becoming fully amortized in January 2020.
Restructuring and Impairment Charges
There were no restructuring expenses during the quarter ended December 31, 2020.
During the quarter ended December 31, 2019, we incurred employee separation costs of $3.1 million due to the elimination of 69 positions throughout the Company. Cash payments for all the employee separation costs were paid during fiscal 2020.

Gain on Sale of Product Line Assets
The $7.3 million gain on the sale of product line assets during the quarter ended December 31, 2020 was attributable to the sale of all assets related to our cyber risk score operations in October 2020; and the sale of certain assets related to our Applications and Decision Management Software operations to an affiliated joint venture in China in December 2020.
Interest Expense, Net
Interest expense includes primarily interest on the senior notes issued in December 2019, May 2018, and July 2010 (which July 2010 senior notes were paid in full at maturity in July 2020), as well as interest and credit facility fees on the revolving line of credit. Our condensed consolidated statements of income and comprehensive income include interest expense netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
Interest expense, net was $9.6 million during the quarter ended December 31, 2020, consistent with the quarter ended December 31, 2019.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
The quarter-over-prior year quarter increase in other income (expense), net of $3.1 million was primarily attributable to a decrease in foreign currency exchange losses, as well as an increase in net unrealized gains on our supplemental retirement and savings plan.
Income Tax Provision
The effective income tax rate was 1.7% and (31.1)% during the quarters ended December 31, 2020 and 2019, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rates for the quarters ended December 31, 2020 and 2019 were both impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of stock-based compensation and the future stock price in relation to the fair value of awards on the grant date. The increase in stock price for awards that vested in December 2019 was significantly larger than the increase in stock price for the awards that vested in December 2020.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income (loss) for the quarters ended December 31, 2020 and 2019:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2020	2019
	(In thousands)		(In thousands)
Applications	$35,502	$36,168	$(666)	(2)%
Scores	123,025	97,426	25,599	26%
Decision Management Software	(14,818)	(19,457)	4,639	(24)%
Corporate expenses	(30,253)	(34,210)	3,957	(12)%
Total segment operating income	113,456	79,927	33,529	42%
Unallocated share-based compensation	(25,132)	(23,145)	(1,987)	9%
Unallocated amortization expense	(937)	(1,796)	859	(48)%
Unallocated restructuring and impairment charges	—	(3,104)	3,104	(100)%
Unallocated gain on sale of product line assets	7,334	—	7,334	—%
Operating income	$94,721	$51,882	42,839	83%

Applications

	Quarter Ended December 31,		Percentage of Revenues
	2020	2019	2020	2019
	(In thousands)
Segment revenues	$135,361	$152,178	100%	100%
Segment operating expense	(99,859)	(116,010)	(74)%	(76)%
Segment operating income	$35,502	$36,168	26%	24%

Scores

	Quarter Ended December 31,		Percentage of Revenues
	2020	2019	2020	2019
	(In thousands)
Segment revenues	$144,651	$115,138	100%	100%
Segment operating expense	(21,626)	(17,712)	(15)%	(15)%
Segment operating income	$123,025	$97,426	85%	85%
Decision Management Software

	Quarter Ended December 31,		Percentage of Revenues
	2020	2019	2020	2019
	(In thousands)
Segment revenues	$32,402	$31,188	100%	100%
Segment operating expense	(47,220)	(50,645)	(146)%	(162)%
Segment operating loss	$(14,818)	$(19,457)	(46)%	(62)%
The quarter-over-prior year quarter $42.8 million increase in operating income was primarily attributable to a $15.6 million decrease in segment operating expenses, a $13.9 million increase in segment revenues, a $7.3 million increase in gain on the sale of product line assets, and a $4.0 million decrease in corporate expenses.
At the segment level, the quarter-over-prior year quarter $33.5 million increase in segment operating income was the result of a $25.6 million increase in our Scores segment operating income, a $4.6 million decrease in our Decision Management Software segment operating loss, and a $4.0 million decrease in corporate expenses, partially offset by a $0.7 million decrease in our Applications segment operating income.
The quarter-over-prior year quarter $0.7 million decrease in Applications segment operating income was due to a $16.8 million decrease in segment revenue, partially offset by a $16.1 million decrease in segment operating expenses. Segment operating margin for Applications increased to 26% from 24%, primarily attributable to a decrease in travel activity due to COVID-19, as well as our strategic cost initiative implemented in September 2020 in which we reduced our workforce, consolidated office space and abandoned certain property and equipment.
The quarter-over-prior year quarter $25.6 million increase in Scores segment operating income was due to a $29.5 million increase in segment revenue, partially offset by a $3.9 million increase in segment operating expenses. Segment operating margin for Scores during the quarter ended December 31, 2020 was 85%, consistent with the quarter ended December 31, 2019.
The quarter-over-prior year quarter $4.6 million decrease in Decision Management Software segment operating loss was due to a $3.4 million decrease in segment operating expenses and a $1.2 million increase in segment revenue. Segment operating margin for Decision Management Software improved to negative 46% from negative 62%, primarily attributable to a decrease in travel activity due to COVID-19, as well as our strategic cost initiative implemented in September 2020, in which we reduced our workforce, consolidated office space and abandoned certain property and equipment.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2020, we had $144.7 million in cash and cash equivalents, which included $97.7 million held by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements. Under our current financing arrangements, we have no significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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
Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2020	2019
	(In thousands)
Cash provided by (used in):
Operating activities	$77,947	$60,365	$17,582
Investing activities	3,862	(9,011)	12,873
Financing activities	(99,808)	(48,195)	(51,613)
Effect of exchange rate changes on cash	5,267	1,631	3,636
Increase (decrease) in cash and cash equivalents	$(12,732)	$4,790	(17,522)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $77.9 million during the quarter ended December 31, 2020 from $60.4 million during the quarter ended December 31, 2019. The $17.5 million increase was attributable to a $31.6 million increase in net income, partially offset by a $7.2 million decrease that resulted from timing of receipts and payments in our ordinary course of business and a $6.8 million decrease in non-cash items, including a $7.3 million gain on the sale of product line assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $3.9 million for the quarter ended December 31, 2020 as compared to net cash used of $9.0 million for the quarter ended December 31, 2019. The $12.9 million change was primarily attributable to $8.3 million in cash proceeds from the sale of product line assets and a $3.5 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $99.8 million for the quarter ended December 31, 2020 from $48.2 million for the quarter ended December 31, 2019. The $51.6 million increase was primarily attributable to a $350.0 million decrease in proceeds from issuance of senior notes, partially offset by a $286.0 million decrease in payments, net of proceeds, on our revolving line of credit and a $10.0 million decrease in repurchases of common stock.

Repurchases of Common Stock
In July 2020, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Pursuant to the July 2020 program, during the quarter ended December 31, 2020, we repurchased approximately 101,000 shares of our common stock at a total repurchase price of $50.0 million.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of December 31, 2020, we had $131.0 million in borrowings outstanding at a weighted-average interest rate of 1.284% and we were in compliance with all financial covenants under this credit facility, and do not believe we are at material risk of not meeting these covenants due to COVID-19.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of December 31, 2020, the carrying value of the Senior Notes was $750.0 million and we were in compliance with all financial covenants under these obligations, and do not believe we are at material risk of not meeting these covenants due to COVID-19.
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
License revenue is derived from contracts in which we grant our direct customers or distributors the right to deploy or resell our software and scoring products and solutions on-premises. Our software offerings often include a term-based or perpetual license and post-contract support or maintenance, both of which generally represent distinct performance obligations and are accounted for separately. For term-based licenses, the transaction price is either in the form of a fixed consideration—a single subscription with license and maintenance bundled, or a usage-based royalty—sometimes subject to a guaranteed minimum—for the license and maintenance bundle. For perpetual licenses, the transaction price is generally a fixed consideration with separately stated prices for license and maintenance. When the amount is in the form of a fixed consideration, including the guaranteed minimum in usage-based royalty, license revenue from distinct on-premises licenses is recognized at the point in time when the software or scoring solution is made available to the customer or distributor. Any royalties not subject to the guaranteed minimum or earned in excess of the minimum amount are recognized as transactional revenue when the subsequent sales or usage occurs. Revenue allocated to maintenance is generally recognized ratably over the contract period as customers simultaneously consume and receive benefits.
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
Income Taxes
We estimate our income taxes based on the various jurisdictions where we conduct business, which involves significant judgment in determining our income tax provision. We estimate our current tax liability using currently enacted tax rates and laws and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities recorded on our condensed consolidated balance sheets using the currently enacted tax rates and laws that will apply to taxable income for the years in which those tax assets are expected to be realized or settled. We then assess the likelihood our deferred tax assets will be realized and to the extent we believe realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding income tax expense in our consolidated statements of income and comprehensive income. In assessing the need for the valuation allowance, we consider future taxable income in the jurisdictions we operate; our ability to carry back tax attributes to prior years; an analysis of our deferred tax assets and the periods over which they will be realizable; and ongoing prudent and feasible tax planning strategies. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 in the first quarter of our fiscal 2021 and the adoption did not have a significant impact on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted Topic 326 in the first quarter of our fiscal 2021 and the adoption did not have a significant impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
We do not expect that any recently issued accounting pronouncements will have a significant effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2020 and September 30, 2020:

	December 31, 2020			September 30, 2020
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$144,662	$144,662	0.05%	$157,394	$157,394	0.05%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	452,000	400,000	442,000
The 2019 Senior Notes	350,000	364,000	350,000	358,750
Total	$750,000	$816,000	$750,000	$800,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $10.2 million and $10.6 million at December 31, 2020 and September 30, 2020, respectively.
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $131.0 million in borrowings outstanding at a weighted-average interest rate of 1.284% under the credit facility as of December 31, 2020.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2020 and September 30, 2020:

	December 31, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	18,900	$23,068	$—
Buy foreign currency:
British pound (GBP)	GBP	12,034	$16,400	$—
Singapore dollar (SGD)	SGD	6,725	$5,100	$—

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	$—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	$—
Singapore dollar (SGD)	SGD	7,815	$5,700	$—
The foreign currency forward contracts were entered into on December 31, 2020 and September 30, 2020, respectively; therefore, their fair value was $0 on each of these dates.
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
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rules 13a-15 or 15d-15 of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On March 13, 2020, we received a letter from the Antitrust Division of the U.S. Department of Justice (“DOJ”) informing us that the DOJ had opened a civil investigation into potential exclusionary conduct by the Company. We cooperated with the DOJ in its investigation, and on December 8, 2020, the DOJ informed us that it had closed its investigation. As a result, no enforcement action has been taken.
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

We continue to expand the pursuit of our business objective to become a leader in helping businesses automate and improve decisions across their enterprises, an approach that we commonly refer to as Decision Management, or “DM.” We have increasingly focused our DM strategy on bringing our Decision Management software together in a flexible, extensible, and cloud-native platform approach (the FICO Decision Management Platform). Our DM strategy is designed to enable us to increase our business by selling multiple connectable and extensible DM products to clients, as well as to enable the development of custom client solutions and to allow our clients to more easily expand their usage and the use cases they enable over time. The market may be unreceptive to our general DM business approach, including being unreceptive to our cloud-based offerings, unreceptive to purchasing multiple products from us, or unreceptive to our customized solutions. As we continue to pursue our DM strategy, we may experience volatility in our revenues and operating results caused by various factors, including differences in revenue recognition treatment between our cloud-based offerings and on-premise software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales and delivery methods. If our DM strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

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
•loss of key customers;
•industry consolidation;
•failure to successfully adopt cloud-based technologies;
•our inability to obtain regulatory approvals for our products and services, including credit score models;
•the increasing availability of free or relatively inexpensive consumer credit, credit score and other information from public or commercial sources;
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

In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technologies, cloud-based technologies and the use of the Internet. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, or if we fail to bring product enhancements or new product developments to market quickly enough, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to:

•innovate by internally developing new and competitive technologies;
•use leading third-party technologies effectively;
•continue to develop our technical expertise;
•anticipate and effectively respond to changing customer needs;
•initiate new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases; and
•influence and respond to emerging industry standards and other technological changes.

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

Demand for our products and services may be sensitive to product and pricing changes we implement, and our product and pricing strategies may not be accepted by the market. If our customers fail to accept our product and pricing strategies, our revenues, results of operations and business may suffer. In addition, we may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for business analytics is rapidly evolving and highly competitive, and we expect competition in this market to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:

•in-house analytic and systems developers;
•scoring model builders;

•fraud and security management providers;
•enterprise resource planning, customer relationship management, and customer communication and mobility solution providers;
•business intelligence solutions providers;
•credit report and credit score providers;
•business process management and decision rules management providers;
•process modeling tools providers;
•automated application processing services providers;
•data vendors;
•neural network developers and artificial intelligence system builders;
•third-party professional services and consulting organizations;
•account/workflow management software providers;
•software tools companies supplying modeling, rules, or analytic development tools; collections and recovery solutions providers; entity resolution and social network analysis solutions providers; and
•cloud-based customer engagement and risk management solutions providers.

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

Many of our products rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scores segment relies on, among others, Experian, TransUnion and Equifax. Failure of our existing and future distributors to generate significant revenues or otherwise perform their expected services or functions, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances, could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, Experian, TransUnion and Equifax have developed a credit scoring product to compete directly with our products and are collectively attempting to sell the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

Our acquisition activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

We have acquired and expect to continue to acquire companies, businesses, products, services and technologies. Acquisitions involve significant risks and uncertainties, including:

•our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•an acquisition may not further our business strategy as we expected, we may not integrate acquired operations or technology as successfully as we expected or we may overpay for our investments, or otherwise not realize the expected return, which could adversely affect our business or operating results;
•we may be unable to retain the key employees, customers and other business partners of the acquired operation;
•we may have difficulties entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;
•our operating results or financial condition may be adversely impacted by known or unknown claims or liabilities we assume in an acquisition or that are imposed on us as a result of an acquisition, including claims by government agencies or authorities, terminated employees, current or former customers, former stockholders or other third parties;
•we may not realize the anticipated increase in our revenues from an acquisition for a number of reasons, including if a larger than predicted number of customers decline to renew their contracts, if we are unable to incorporate the acquired technologies or products with our existing product lines in a uniform manner, if we are unable to sell the acquired products to our customer base or if contract models of an acquired company or changes in accounting treatment do not allow us to recognize revenues on a timely basis;
•our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness; and
•to the extent we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

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

As part of our strategy, we continuously evaluate our portfolio of businesses. We have previously and may in the future make other changes to our portfolio as well, which may be material. Divestitures involve risks, including:

•disruption of our operations or businesses;
•reductions of our revenues or earnings per share;
•difficulties in the separation of operations, services, products and personnel;
•finding a suitable purchaser;
•disposing of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately;
•diversion of management's attention from our other businesses;
•the potential loss of key personnel;
•adverse effects on relationships with our suppliers or their businesses,
•the erosion of employee morale or customer confidence; and
•the retention of contingent liabilities related to the divested business.

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

A growing portion of our revenues is derived from international sales. During fiscal 2020, 32% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

•general economic and political conditions in countries where we sell our products and services;
•difficulty in staffing and efficiently managing our operations in multiple geographic locations and in various countries;
•effects of a variety of foreign laws and regulations, including restrictions on access to personal information;
•data privacy and consumer protection laws and regulations;
•import and export licensing requirements;
•longer payment cycles;
•difficulties in enforcing contracts and collecting accounts receivable;
•reduced protection for intellectual property rights;
•currency fluctuations;
•unfavorable tax rules or changes in tariffs and other trade barriers;
•the presence and acceptance of varying level of business corruption in international markets;
•terrorism, war, natural disasters and pandemics, including the COVID-19 pandemic; and
•difficulties and delays in translating products and related documentation into foreign languages.

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

Laws and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision and future lawsuits arising from our products and services. Laws and governmental regulation also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Laws and regulations that may affect our business and our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:

•Use of data by creditors and consumer reporting agencies (e.g., the U.S. Fair Credit Reporting Act);
•Laws and regulations that limit the use of credit scoring models (e.g., state “mortgage trigger” or “inquiries” laws, state insurance restrictions on the use of credit-based insurance scores, and the E.U. Consumer Credit Directive);
•Fair lending laws (e.g., the Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act);

•Privacy and security laws and regulations that limit the use and disclosure of personally identifiable information, require security procedures, or otherwise apply to the collection, processing, storage, use and transfer of protected data (e.g., the U.S. Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act; the General Data Protection Regulation (the “GDPR”) and country-specific data protection laws enacted to supplement the GDPR; the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; and identity theft, file freezing, security breach notification and similar state privacy laws);
•Extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards;
•Laws and regulations applicable to secondary market participants (e.g., Fannie Mae and Freddie Mac) that could have an impact on our scoring products and revenues, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the Federal Housing Finance Agency in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards or criteria established pursuant to such laws or regulations;
•Laws and regulations applicable to our customer communication clients and their use of our products and services (e.g., the Telemarketing Sales Rule, Telephone Consumer Protection Act and regulations promulgated thereunder);
•Laws and regulations applicable to our insurance clients and their use of our insurance products and services;
•The application or extension of consumer protection laws, including implementing regulations (e.g., the Consumer Financial Protection Act, the Federal Trade Commission Act, the Truth In Lending Act and Regulation Z, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, the Military Lending Act, and the Credit Repair Organizations Act);
•Laws and regulations governing the use of the Internet and social media, telemarketing, advertising, endorsements and testimonials;
•Anti-bribery and corruption laws and regulations (e.g., the Foreign Corrupt Practices Act and the UK Bribery Act 2010);
•Financial regulatory standards (e.g., Sarbanes-Oxley Act requirements to maintain and verify internal process controls, including controls for material event awareness and notification);
•Regulatory requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors);
•Anti-money laundering laws and regulations (e.g., the Bank Secrecy Act and the USA PATRIOT Act);
•Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act and the many regulations mandated by that Act, including regulations issued by, and the supervisory and investigative authority of, the Consumer Financial Protection Bureau; and
•Laws and regulations regarding export controls as they apply to FICO products delivered in non-U.S. countries (e.g., Office of Foreign Asset Control sanctions, and Export Administration Regulations).

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

We expect that products in the industry segments in which we compete, including software products, will increasingly be subject to claims of patent and other intellectual property infringement as the number of products and competitors in our industry segments grow. We may need to defend claims that our products infringe intellectual property rights, and as a result we may:

•incur significant defense costs or substantial damages;
•be required to cease the use or sale of infringing products;
•expend significant resources to develop or license a substitute non-infringing technology;
•discontinue the use of some technology; or
•be required to obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available or might require substantial royalties or license fees that would reduce our margins.

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

After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•impairment of goodwill or intangible assets, or a reduction in the useful lives of intangible assets acquired;
•amortization of intangible assets acquired;
•identification of, or changes to, assumed contingent liabilities, both income tax and non-income tax related, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;
•costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;
•charges to our operating results to maintain certain duplicative pre-merger activities for an extended period of time or to maintain these activities for a period of time that is longer than we had anticipated, charges to eliminate certain duplicative pre-merger activities, and charges to restructure our operations or to reduce our cost structure; and
•charges to our operating results resulting from expenses incurred to effect the acquisition.

Substantially all of these costs will be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Charges to our operating results in any given period could differ substantially from other periods based on the timing and size of our future acquisitions and the extent of integration activities. A more detailed discussion of our accounting for business combinations and other items is presented in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).

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

The market price of our common stock has been volatile and may continue to be subject to wide fluctuations due to a number of factors, including variations in our revenues and operating results. We believe that you should not rely on period-to-period comparisons of financial results as an indication of future performance. Because many of our operating expenses are fixed and will not be affected by short-term fluctuations in revenues, short-term fluctuations in revenues may significantly impact operating results. Additional factors that may cause our stock price to fluctuate include the following:

•variability in demand from our existing customers;
•failure to meet the expectations of market analysts;
•changes in recommendations by market analysts;
•the lengthy and variable sales cycle of many products, combined with the relatively large size of orders for our products, increases the likelihood of short-term fluctuation in revenues;
•consumer or customer dissatisfaction with, or problems caused by, the performance of our products;
•the timing of new product announcements and introductions in comparison with our competitors;
•the level of our operating expenses;
•changes in demand and competitive and other conditions in the consumer credit, banking and insurance industries;
•fluctuations in domestic and international economic conditions, such as those which have occurred as a result of the COVID-19 pandemic;
•our ability to complete large installations, and to adopt and configure cloud-based deployments, on schedule and within budget;
•announcements relating to litigation or regulatory matters;
•changes in senior management or key personnel;
•acquisition-related expenses and charges; and
•timing of orders for and deliveries of software systems.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 through October 31, 2020	2,606	$414.27	—	$224,777,076
November 1, 2020 through November 30, 2020	39,698	$477.20	39,618	$205,860,921
December 1, 2020 through December 31, 2020	227,868	$507.55	61,532	$174,777,136
	270,172	$502.19	101,150	$174,777,136

(1)Includes 169,022 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2020.
(2)In July 2020, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	January 28, 2021

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 28, 2021

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)