Form 10-Q
period 2021-03-31
FAIR ISAAC CORP
filed 2021-05-05
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
The number of shares of common stock outstanding on April 16, 2021 was 28,776,867 (excluding 60,079,916 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	September 30, 2020
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$197,836	$157,394
Accounts receivable, net	264,804	334,180
Prepaid expenses and other current assets	40,335	42,504
Assets held for sale	48,843	—
Total current assets	551,818	534,078
Marketable securities	30,437	25,513
Other investments	1,340	1,060
Property and equipment, net	34,897	46,419
Operating lease right-of-use assets	50,986	57,656
Goodwill	789,123	812,364
Intangible assets, net	7,437	9,236
Deferred income taxes	15,003	14,629
Other assets	98,567	105,285
Total assets	$1,579,608	$1,606,240
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,767	$23,033
Accrued compensation and employee benefits	71,347	117,952
Other accrued liabilities	60,062	63,367
Deferred revenue	100,396	115,159
Current maturities on debt	225,000	95,000
Liabilities related to assets held for sale	23,989	—
Total current liabilities	500,561	414,511
Long-term debt	740,226	739,435
Operating lease liabilities	59,100	73,207
Other liabilities	56,418	48,005
Total liabilities	1,356,305	1,275,158
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 28,829 and 29,096 shares outstanding at March 31, 2021 and September 30, 2020, respectively)	288	291
Additional paid-in-capital	1,181,692	1,218,583
Treasury stock, at cost (60,028 and 59,761 shares at March 31, 2021 and September 30, 2020, respectively)	(3,239,109)	(2,997,856)
Retained earnings	2,348,225	2,193,059
Accumulated other comprehensive loss	(67,793)	(82,995)
Total stockholders’ equity	223,303	331,082
Total liabilities and stockholders’ equity	$1,579,608	$1,606,240
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$280,919	$240,702	$533,069	$461,076
Professional services	37,794	47,905	79,219	91,930
License	12,648	19,364	31,487	53,469
Total revenues	331,361	307,971	643,775	606,475
Operating expenses:
Cost of revenues	88,333	88,139	177,861	178,897
Research and development	43,612	39,439	84,263	78,382
Selling, general and administrative	97,272	103,465	191,183	215,486
Amortization of intangible assets	945	1,202	1,882	2,998
Restructuring and impairment charges	—	—	—	3,104
Gain on sale of product line assets	—	—	(7,334)	—
Total operating expenses	230,162	232,245	447,855	478,867
Operating income	101,199	75,726	195,920	127,608
Interest expense, net	(9,943)	(11,254)	(19,584)	(21,022)
Other income (expense), net	568	(2,008)	3,448	(2,227)
Income before income taxes	91,824	62,464	179,784	104,359
Income tax provision (benefit)	23,150	4,176	24,618	(8,850)
Net income	68,674	58,288	155,166	113,209
Other comprehensive gain (loss):
Foreign currency translation adjustments	(1,846)	(19,056)	15,202	(4,964)
Comprehensive income	$66,828	$39,232	$170,368	$108,245
Earnings per share:
Basic	$2.36	$2.00	$5.33	$3.89
Diluted	$2.33	$1.94	$5.23	$3.76
Shares used in computing earnings per share:
Basic	29,087	29,194	29,107	29,109
Diluted	29,531	29,985	29,660	30,076

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at December 31, 2020	29,236	$292	$1,145,893	$(3,035,668)	$2,279,551	$(65,947)	$324,121
Share-based compensation	—	—	28,206	—	—	—	28,206
Issuance of treasury stock under employee stock plans	34	—	7,593	1,766	—	—	9,359
Repurchases of common stock	(441)	(4)	—	(205,207)	—	—	(205,211)
Net income	—	—	—	—	68,674	—	68,674
Foreign currency translation adjustments	—	—	—	—	—	(1,846)	(1,846)
Balance at March 31, 2021	28,829	$288	$1,181,692	$(3,239,109)	$2,348,225	$(67,793)	$223,303

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at December 31, 2019	29,186	$292	$1,148,190	$(2,843,097)	$2,011,569	$(75,993)	$240,961
Share-based compensation	—	—	22,788	—	—	—	22,788
Issuance of treasury stock under employee stock plans	186	2	(1,761)	8,930	—	—	7,171
Repurchases of common stock	(290)	(3)	—	(95,998)	—	—	(96,001)
Net income	—	—	—	—	58,288	—	58,288
Foreign currency translation adjustments	—	—	—	—	—	(19,056)	(19,056)
Balance at March 31, 2020	29,082	$291	$1,169,217	$(2,930,165)	$2,069,857	$(95,049)	$214,151

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2020	29,096	$291	$1,218,583	$(2,997,856)	$2,193,059	$(82,995)	$331,082
Share-based compensation	—	—	53,338	—	—	—	53,338
Issuance of treasury stock under employee stock plans	275	2	(90,229)	13,964	—	—	(76,263)
Repurchases of common stock	(542)	(5)	—	(255,217)	—	—	(255,222)
Net income	—	—	—	—	155,166	—	155,166
Foreign currency translation adjustments	—	—	—	—	—	15,202	15,202
Balance at March 31, 2021	28,829	$288	$1,181,692	$(3,239,109)	$2,348,225	$(67,793)	$223,303

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2019	28,944	$289	$1,225,365	$(2,802,450)	$1,956,648	$(90,085)	$289,767
Share-based compensation	—	—	45,933	—	—	—	45,933
Issuance of treasury stock under employee stock plans	596	6	(102,081)	28,291	—	—	(73,784)
Repurchases of common stock	(458)	(4)	—	(156,006)	—	—	(156,010)
Net income	—	—	—	—	113,209	—	113,209
Foreign currency translation adjustments	—	—	—	—	—	(4,964)	(4,964)
Balance at March 31, 2020	29,082	$291	$1,169,217	$(2,930,165)	$2,069,857	$(95,049)	$214,151
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$155,166	$113,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,701	15,535
Share-based compensation	53,338	45,933
Deferred income taxes	(287)	(1,213)
Net (gain) loss on marketable securities	(2,669)	2,526
Non-cash operating lease costs	8,005	10,000
Provision for doubtful accounts, net	266	2,459
Net loss on sales and abandonment of property and equipment	96	59
Gain on sale of product line assets	(7,334)	—
Changes in operating assets and liabilities:
Accounts receivable	64,304	(13,823)
Prepaid expenses and other assets	4,572	(19,656)
Accounts payable	(3,695)	1,833
Accrued compensation and employee benefits	(46,147)	(37,339)
Other liabilities	(9,989)	(4,659)
Deferred revenue	2,143	6,995
Net cash provided by operating activities	231,470	121,859
Cash flows from investing activities:
Purchases of property and equipment	(4,220)	(13,166)
Proceeds from sales of marketable securities	2,264	3,385
Purchases of marketable securities	(4,379)	(5,232)
Proceeds from sale of product line assets	8,291	—
(Purchase of) distribution from equity investment	(210)	55
Net cash provided by (used in) investing activities	1,746	(14,958)
Cash flows from financing activities:
Proceeds from revolving line of credit	251,000	156,000
Payments on revolving line of credit	(121,000)	(377,000)
Proceeds from issuance of senior notes	—	350,000
Payments on debt issuance costs	—	(6,840)
Payments on finance leases	(176)	(712)
Proceeds from issuance of treasury stock under employee stock plans	10,390	23,216
Taxes paid related to net share settlement of equity awards	(86,653)	(97,000)
Repurchases of common stock	(250,356)	(148,008)
Net cash used in financing activities	(196,795)	(100,344)
Effect of exchange rate changes on cash	4,021	(4,017)
Increase in cash and cash equivalents	40,442	2,540
Cash and cash equivalents, beginning of period	157,394	106,426
Cash and cash equivalents, end of period	$197,836	$108,966
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $288 and $1,538 during the six months ended March 31, 2021, and 2020, respectively	$18,131	$4,475
Cash paid for interest	$18,488	$16,181
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$388	$1,920
Unsettled repurchases of common stock	$4,866	$8,002
Finance lease obligations incurred	$—	$5,148
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Fair Isaac Corporation
Incorporated under the laws of the State of Delaware, Fair Isaac Corporation (“FICO”) is a provider of analytic, software and data management products and services that enable businesses to automate, improve and connect decisions. FICO provides a range of analytic solutions, credit scoring and credit account management products and services to banks, credit reporting agencies, credit card processing agencies, insurers, retailers, healthcare organizations and public agencies.
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

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We did not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of March 31, 2021 and September 30, 2020.
•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2021 and September 30, 2020. We measure the fair value of our senior notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2021 and September 30, 2020.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2021 and September 30, 2020:

March 31, 2021	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2021
	(In thousands)
Assets:
Cash equivalents (1)	$194	$194
Marketable securities (2)	30,437	30,437
Total	$30,631	$30,631

September 30, 2020	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2020
	(In thousands)
Assets:
Cash equivalents (1)	$35,275	$35,275
Marketable securities (2)	25,513	25,513
Total	$60,788	$60,788

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at March 31, 2021 and September 30, 2020. Not included in these tables are cash deposits of $197.6 million and $122.1 million at March 31, 2021 and September 30, 2020, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at March 31, 2021 and September 30, 2020.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and six-month periods ended March 31, 2021 and 2020.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2021 and September 30, 2020:

	March 31, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	19,200	$22,643	$—
Buy foreign currency:
British pound (GBP)	GBP	14,780	$20,400	$—
Singapore dollar (SGD)	SGD	5,790	$4,300	$—

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	$—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	$—
Singapore dollar (SGD)	SGD	7,815	$5,700	$—
The foreign currency forward contracts were entered into on March 31, 2021 and September 30, 2020, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Gains (losses) on foreign currency forward contracts	$1,229	$(2,194)	$2,915	$(1,049)

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)
Completed technology	$323	$463	$645	$1,038
Customer contracts and relationships	578	658	1,149	1,798
Trade names	—	38	—	75
Non-compete agreements	44	43	88	87
Total	$945	$1,202	$1,882	$2,998

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2021 was as follows:

Year Ending September 30,	(In thousands)
2021 (excluding the six months ended March 31, 2021)	$1,804
2022	3,400
2023	1,316
2024	917
Total	$7,437
The following table summarizes changes to goodwill during the six months ended March 31, 2021, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2020	$596,804	$146,648	$68,912	$812,364
Foreign currency translation adjustment	3,679	—	1,040	4,719
Reclassified as assets held for sale	(27,960)	—	—	(27,960)
Balance at March 31, 2021	$572,523	$146,648	$69,952	$789,123

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other assets at March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
	(In thousands)
Property and equipment, net:
Property and equipment	$154,749	$161,119
Less: accumulated depreciation and amortization	(119,852)	(114,700)
Total	$34,897	$46,419

Other assets:
Long-term receivables	$45,994	$54,074
Prepaid commissions	40,598	38,579
Others	11,975	12,632
Total	$98,567	$105,285

6. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it, subject to lender approval, by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2021, we had $225.0 million in borrowings outstanding at a weighted-average interest rate of 1.236% and were in compliance with all financial covenants under this credit facility.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	442,000	400,000	442,000
The 2019 Senior Notes	350,000	357,000	350,000	358,750
Total	$750,000	$799,000	$750,000	$800,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $9.8 million and $10.6 million at March 31, 2021 and September 30, 2020, respectively.

8. Income Taxes
Effective Tax Rate
The effective income tax rates were 25.2% and 6.7% during the quarters ended March 31, 2021 and 2020, respectively, and 13.7% and (8.5)% during the six months ended March 31, 2021 and 2020, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the six months ended March 31, 2021 and 2020 were both impacted by the recording of excess tax benefits relating to stock awards. In addition, stock exercises during the quarter and six months ended March 31, 2020 resulted in an additional increase in excess benefits.

The total unrecognized tax benefit for uncertain tax positions was estimated to be $10.2 million and $8.0 million at March 31, 2021 and September 30, 2020, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $0.5 million and $0.4 million related to unrecognized tax benefits as of March 31, 2021 and September 30, 2020, respectively.

9. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2021 and 2020:

	Quarter Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$68,674	$58,288	$155,166	$113,209
Denominator - share:
Basic weighted-average shares	29,087	29,194	29,107	29,109
Effect of dilutive securities	444	791	553	967
Diluted weighted-average shares	29,531	29,985	29,660	30,076
Earnings per share:
Basic	$2.36	$2.00	$5.33	$3.89
Diluted	$2.33	$1.94	$5.23	$3.76
Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.
10. Segment Information
We are organized into the following three operating segments, each of which is a reportable segment, to align with internal management of our worldwide business operations based on product offerings.

•Applications. This segment includes decision management applications designed for a specific type of business problem or process — such as marketing, account origination, customer management, fraud, financial crimes compliance, collections and insurance claims management — as well as associated professional services. These applications are available to our customers as on-premises software, and many are available as hosted, software-as-a-service (“SaaS”) applications through the FICO® Analytic Cloud or Amazon Web Services (“AWS”).
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
The following tables summarize segment information for the quarters and six-month periods ended March 31, 2021 and 2020:

	Quarter Ended March 31, 2021
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$96,687	$167,212	$17,020	$—	$280,919
Professional services	27,627	703	9,464	—	37,794
License	5,200	804	6,644	—	12,648
Total segment revenues	129,514	168,719	33,128	—	331,361
Segment operating expense	(102,142)	(22,177)	(43,300)	(33,392)	(201,011)
Segment operating income (loss)	$27,372	$146,542	$(10,172)	$(33,392)	130,350
Unallocated share-based compensation expense					(28,206)
Unallocated amortization expense					(945)
Operating income					101,199
Unallocated interest expense, net					(9,943)
Unallocated other income, net					568
Income before income taxes					$91,824
Depreciation expense	$4,110	$167	$902	$45	$5,224

	Quarter Ended March 31, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$97,789	$127,610	$15,303	$—	$240,702
Professional services	35,134	819	11,952	—	47,905
License	7,356	719	11,289	—	19,364
Total segment revenues	140,279	129,148	38,544	—	307,971
Segment operating expense	(111,456)	(15,660)	(47,354)	(33,785)	(208,255)
Segment operating income (loss)	$28,823	$113,488	$(8,810)	$(33,785)	99,716
Unallocated share-based compensation expense					(22,788)
Unallocated amortization expense					(1,202)
Operating income					75,726
Unallocated interest expense, net					(11,254)
Unallocated other expense, net					(2,008)
Income before income taxes					$62,464
Depreciation expense	$4,553	$141	$1,158	$108	$5,960

	Six Months Ended March 31, 2021
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$194,418	$305,802	$32,849	$—	$533,069
Professional services	58,232	820	20,167	—	79,219
License	12,225	6,748	12,514	—	31,487
Total segment revenues	264,875	313,370	65,530	—	643,775
Segment operating expense	(202,001)	(43,803)	(90,520)	(63,645)	(399,969)
Segment operating income (loss)	$62,874	$269,567	$(24,990)	$(63,645)	243,806
Unallocated share-based compensation expense					(53,338)
Unallocated amortization expense					(1,882)
Unallocated gain on sale of product line assets					7,334
Operating income					195,920
Unallocated interest expense, net					(19,584)
Unallocated other income, net					3,448
Income before income taxes					$179,784
Depreciation expense	$8,484	$361	$1,886	$78	$10,809

	Six Months Ended March 31, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$196,626	$235,056	$29,394	$—	$461,076
Professional services	69,157	1,083	21,690	—	91,930
License	26,674	8,147	18,648	—	53,469
Total segment revenues	292,457	244,286	69,732	—	606,475
Segment operating expense	(227,466)	(33,372)	(97,999)	(67,995)	(426,832)
Segment operating income (loss)	$64,991	$210,914	$(28,267)	$(67,995)	179,643
Unallocated share-based compensation expense					(45,933)
Unallocated amortization expense					(2,998)
Unallocated restructuring and impairment charges					(3,104)
Operating income					127,608
Unallocated interest expense, net					(21,022)
Unallocated other expense, net					(2,227)
Income before income taxes					$104,359
Depreciation expense	$8,902	$257	$2,144	$333	$11,636

Information about disaggregated revenue by product deployment methods was as follows:

	Quarter Ended March 31, 2021
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$66,182	$63,332	$—	$129,514	39%
Scores	—	—	168,719	168,719	51%
Decision Management Software	22,287	10,841	—	33,128	10%
Total	$88,469	$74,173	$168,719	$331,361	100%

	Quarter Ended March 31, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$76,341	$63,938	$—	$140,279	46%
Scores	—	—	129,148	129,148	42%
Decision Management Software	28,847	9,697	—	38,544	12%
Total	$105,188	$73,635	$129,148	$307,971	100%

	Six Months Ended March 31, 2021
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$137,402	$127,473	$—	$264,875	41%
Scores	—	—	313,370	313,370	49%
Decision Management Software	45,065	20,465	—	65,530	10%
Total	$182,467	$147,938	$313,370	$643,775	100%

	Six Months Ended March 31, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$162,319	$130,138	$—	$292,457	48%
Scores	—	—	244,286	244,286	40%
Decision Management Software	52,526	17,206	—	69,732	12%
Total	$214,845	$147,344	$244,286	$606,475	100%

Information about disaggregated revenue by primary geographical markets was as follows:

	Quarter Ended March 31, 2021
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$70,117	$9,112	$34,913	$15,372	$129,514
Scores	159,047	2,740	5,642	1,290	168,719
Decision Management Software	17,514	2,929	9,120	3,565	33,128
Total	$246,678	$14,781	$49,675	$20,227	$331,361

	Quarter Ended March 31, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$78,900	$9,672	$34,271	$17,436	$140,279
Scores	123,249	2,619	1,720	1,560	129,148
Decision Management Software	21,007	5,917	6,920	4,700	38,544
Total	$223,156	$18,208	$42,911	$23,696	$307,971

	Six Months Ended March 31, 2021
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$149,454	$18,339	$70,170	$26,912	$264,875
Scores	299,457	3,043	7,355	3,515	313,370
Decision Management Software	34,061	5,842	17,698	7,929	65,530
Total	$482,972	$27,224	$95,223	$38,356	$643,775

	Six Months Ended March 31, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$164,366	$19,189	$74,055	$34,847	$292,457
Scores	233,446	2,903	3,258	4,679	244,286
Decision Management Software	36,594	10,250	14,185	8,703	69,732
Total	$434,406	$32,342	$91,498	$48,229	$606,475

11. Contract Balances and Performance Obligations
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
Receivables at March 31, 2021 and September 30, 2020 consisted of the following:

	March 31, 2021	September 30, 2020
	(In thousands)
Billed	$155,838	$211,776
Unbilled	159,891	181,550
	315,729	393,326
Less: allowance for doubtful accounts	(4,931)	(5,072)
Net receivables	310,798	388,254
Less: long-term receivables *	(45,994)	(54,074)
Short-term receivables *	$264,804	334,180

* Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying condensed consolidated balance sheets.
Contract assets balance at March 31, 2021 and September 30, 2020 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the six months ended March 31, 2021 were as follows:

Six Months Ended March 31, 2021
(In thousands)
Deferred revenues at September 30, 2020 *	$122,141
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(75,600)
Increases due to billings, excluding amounts recognized as revenue during the period	78,945
Reclassified as liabilities related to assets held for sale	$(16,508)
Deferred revenues at March 31, 2021 *	$108,978

* Deferred revenues at September 30, 2020 included current portion of $115.2 million and long-term portion of $6.9 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at March 31, 2021 included current portion of $100.4 million and long-term portion of $8.6 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.

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
Revenue allocated to remaining performance obligations was $334.4 million as of March 31, 2021, of which we expect to recognize approximately 50% over the next 20 months and the remainder thereafter.

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
13. Assets Held for Sale
As discussed in Note 14 - Subsequent Events, we entered into an agreement to divest our Collections and Recovery business (“C&R”) on May 4th, 2021. As a result of meeting the criteria to classify the disposal group as held for sale under ASC 360, Property, Plant, and Equipment, the C&R disposal group was classified as held for sale as of March 31, 2021. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Classification of a disposal group as held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale, and its sale is probable within one year. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. We evaluate the held for sale classification during each reporting period. The C&R disposal group did not meet the requirements for presentation as discontinued operations and is included in income from continuing operations for the three and six months ended March 31, 2021.
We did not have any assets held for sale as of September 30, 2020. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale with respect to the C&R disposal group as of March 31, 2021.

March 31, 2021
(In thousands)
Assets:
Accounts receivable, net	$18,310
Property and equipment, net	312
Goodwill	27,960
Operating lease right-of-use assets	2,261
Total assets held for sale	$48,843

Liabilities:
Accounts payable	$99
Accrued compensation and employee benefits	2,131
Deferred revenue	16,508
Operating lease liabilities	5,251
Total liabilities related to assets held for sale	$23,989

14. Subsequent Events
On May 4th, 2021, we signed a definitive agreement to sell our C&R business. The transaction is expected to close in our current fiscal year, subject to customary closing conditions. The decision to sell the C&R business was the result of management’s decision to divest non-platform businesses and focus resources on the growth of our FICO Decision Management Platform. Our C&R business is part of the Applications segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q (including the impact of COVID-19 on macroeconomic conditions and our business, operations and personnel). The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
OVERVIEW
We use analytics to help businesses automate, improve and connect decisions across their enterprise — an approach we commonly refer to as decision management. Our predictive analytics, which includes the industry-standard FICO® Score, and our decision management technologies leverage the use of data and mathematical algorithms to predict, categorize, and describe consumer behavior in order to power hundreds of billions of customer decisions each year. We help thousands of companies in over 100 countries use our decision management technology to target and acquire customers more efficiently, increase customer value, detect and reduce fraud and credit losses, measure and manage credit risk, maintain regulatory compliance, lower operating expenses, and enter new markets more profitably. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive companies, pharmaceutical companies, healthcare organizations, public agencies and organizations in other industries. We also serve consumers through online services that enable people to purchase and understand their FICO® Scores, the standard measure of consumer credit risk in the U.S., and empower them to manage their financial health. Most of our solutions address customer engagement, including customer acquisition, customer onboarding, customer servicing and management, and customer protection. We also help businesses improve non-customer decisions such as streamlining transaction and claims processing, and optimizing logistics. Our solutions enable users to make decisions that are more precise, consistent and agile, and that systematically advance business goals. This helps our clients to reduce the cost of doing business, increase revenues and profitability, reduce losses from risks and fraud, and increase customer loyalty.

A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 90% and 86% of our revenues were derived from within this industry during the quarters ended March 31, 2021 and 2020, respectively, and 87% and 85% of our revenues were derived from within this industry during the six months ended March 31, 2021 and 2020, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 85% and 78% of our revenues during the quarters ended March 31, 2021 and 2020, respectively. Arrangements with transactional or unit-based pricing accounted for 83% and 76% of our revenues during the six months ended March 31, 2021 and 2020, respectively. We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 29% and 32% of total consolidated revenues for the quarters ended March 31, 2021 and 2020, respectively, and 29% and 32% of total consolidated revenues for the six months ended March 31, 2021 and 2020, respectively.
Revenue increased 8% to $331.4 million during the quarter ended March 31, 2021 from $308.0 million for the quarter ended March 31, 2020, and 6% to $643.8 million during the six months ended March 31, 2021 from $606.5 million during the six months ended March 31, 2020. We continue to drive growth in our Scores segment. Scores revenue increased 31% to $168.7 million during the quarter ended March 31, 2021 from $129.1 million during the quarter ended March 31, 2020, and 28% to $313.4 million during the six months ended March 31, 2021 from $244.3 million during the six months ended March 31, 2020. Scores operating income increased 29% to $146.5 million during the quarter ended March 31, 2021 from $113.5 million during the quarter ended March 31, 2020, and 28% to $269.6 million during the six months ended March 31, 2021 from $210.9 million during the six months ended March 31, 2020. For our Applications and Decision Management Software segments, revenue decreased 9% to $162.6 million during the quarter ended March 31, 2021 from $178.8 million during the quarter ended March 31, 2020, and 9% to $330.4 million during the six months ended March 31, 2021 from $362.2 million during the six months ended March 31, 2020. The decrease was largely attributable to the shift in the timing of revenue recognition on our term license subscription sales, as described below; as well as our recent strategic shift to emphasize software over services.
During fiscal 2020, we changed our practice of selling term software licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled. This transition was substantially completed by the end of the first quarter of our fiscal 2021. This transition has shifted the timing of our revenue recognition on these subscription sales, resulting in less revenue recognized upfront and more revenue recognized over the term of these subscriptions. As a result, we expect a negative impact to our revenue recognized from term software licenses throughout the rest of our fiscal 2021. This does not change total revenue recognized over the life of a contract. In addition, this change does not negatively impact our cash flows.
Operating income increased 34% to $101.2 million during the quarter ended March 31, 2021 from $75.7 million during the quarter ended March 31, 2020, and net income increased 18% to $68.7 million during the quarter ended March 31, 2021 from $58.3 million during the quarter ended March 31, 2020. Operating income increased 54% to $195.9 million during the six months ended March 31, 2021 from $127.6 million during the six months ended March 31, 2020, and net income increased 37% to $155.2 million from $113.2 million, primarily driven by higher operating income during the six months ended March 31, 2021, partially offset by lower excess tax benefits related to stock-based compensation.
We continued to advance our cloud-enabled, platform-based software strategy by exiting less strategic areas of our business in order to increase our focus on the FICO Decision Management Platform. In May 2021, we signed a definitive agreement to sell our Collections and Recovery (“C&R”) business. The transaction is expected to close in our current fiscal year, subject to customary closing conditions.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During the quarter and six months ended March 31, 2021, we repurchased approximately 440,588 shares at a total repurchase price of $205.2 million and 541,738 shares at a total repurchase price of $255.2 million, respectively. As of March 31, 2021, we had $471.3 million remaining under our current stock repurchase program. We intend to include the C&R sale proceeds in a $200 million Accelerated Share Repurchase program following the close of the transaction.
COVID-19 Update
As the COVID-19 pandemic persists, our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. For a discussion of the variety of measures we have taken, as well as the impacts on and risks to our business from COVID-19, please refer to “COVID-19 Update” included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020; certain risk factors included in Part II, Item 1A “Risk Factors” of this Quarterly Report; and the information presented below under “Results of Operations” in this Quarterly Report.

Bookings
Management regards the volume of bookings achieved as an important indicator of future revenues, but they are not comparable to, nor a substitute for, an analysis of our revenues. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. While we disclose estimated revenue expected to be recognized in the future related to unsatisfied performance obligations in Note 11 to the accompanying condensed consolidated financial statements, we believe bookings amount is still a meaningful measure of our business as it includes estimated revenues omitted from Note 11, such as usage-based royalties derived from our software licenses, among others.
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
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended March 31, 2021	$84.0	10%	13	34
Quarter Ended March 31, 2020	$84.1	14%	15	35
Six Months Ended March 31, 2021	$152.1	17%	24	NM(a)
Six Months Ended March 31, 2020	$196.2	23%	40	NM(a)

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
Transactional and maintenance bookings were 58% and 44% of total bookings for the quarters ended March 31, 2021 and 2020, respectively. Professional services bookings were 26% and 40% of total bookings for the quarters ended March 31, 2021 and 2020, respectively. License bookings were 16% of total bookings for each of the quarters ended March 31, 2021 and 2020.
Transactional and maintenance bookings were 62% and 40% of total bookings for the six months ended March 31, 2021 and 2020, respectively. Professional services bookings were 25% and 38% of total bookings for the six months ended March 31, 2021 and 2020, respectively. License bookings were 13% and 22% of total bookings for the six months ended March 31, 2021 and 2020, respectively.

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2021 and 2020:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020	2021	2020
	(In thousands)				(In thousands)
Applications	$129,514	$140,279	39%	46%	$(10,765)	(8)%
Scores	168,719	129,148	51%	42%	39,571	31%
Decision Management Software	33,128	38,544	10%	12%	(5,416)	(14)%
Total	$331,361	$307,971	100%	100%	23,390	8%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020	2021	2020
	(In thousands)				(In thousands)
Applications	$264,875	$292,457	41%	48%	$(27,582)	(9)%
Scores	313,370	244,286	49%	40%	69,084	28%
Decision Management Software	65,530	69,732	10%	12%	(4,202)	(6)%
Total	$643,775	$606,475	100%	100%	37,300	6%
Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020
Applications

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$96,687	$97,789	$(1,102)	(1)%
Professional services	27,627	35,134	(7,507)	(21)%
License	5,200	7,356	(2,156)	(29)%
Total	$129,514	$140,279	(10,765)	(8)%

Applications segment revenues decreased $10.8 million primarily due to a $7.5 million decrease in services revenue, a $2.2 million decrease in license revenue and a $1.1 million decrease in transactional and maintenance revenue. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services. The decrease in license revenue was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled. The decrease in transactional and maintenance revenue was primarily attributable to a decrease in our fraud solutions revenue, partially offset by an increase in our marketing and compliance solutions revenue.

Scores

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$167,212	$127,610	$39,602	31%
Professional services	703	819	(116)	(14)%
License	804	719	85	12%
Total	$168,719	$129,148	39,571	31%
Scores segment revenues increased $39.6 million due to an increase of $23.8 million in our business-to-business scores revenue and $15.8 million in our business-to-consumer services revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price in insurance and auto resellers, as well as an increase in auto and mortgage volumes during the quarter ended March 31, 2021. The increase in business-to-consumer services revenue was attributable to an increase in both royalties derived from direct sales generated from the myFICO.com website and scores sold indirectly to consumers through credit reporting agencies.
Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 16%, 13% and 10%, respectively, of our total revenues for the quarter ended March 31, 2021. Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 16%, 10% and 8%, respectively, of our total revenues for the quarter ended March 31, 2020. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$17,020	$15,303	$1,717	11%
Professional services	9,464	11,952	(2,488)	(21)%
License	6,644	11,289	(4,645)	(41)%
Total	$33,128	$38,544	(5,416)	(14)%
Decision Management Software segment revenues decreased $5.4 million primarily due to a $4.6 million decrease in license revenue and a $2.5 million decrease in services revenue, partially offset by a $1.7 million increase in transactional and maintenance revenue. The decrease in license revenue was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services. The increase in transactional and maintenance revenue was primarily attributable to an increase in SaaS subscription revenue.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Applications

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$194,418	$196,626	$(2,208)	(1)%
Professional services	58,232	69,157	(10,925)	(16)%
License	12,225	26,674	(14,449)	(54)%
Total	$264,875	$292,457	(27,582)	(9)%
Applications segment revenues decreased $27.6 million primarily due to a $14.4 million decrease in license revenue, a $10.9 million decrease in services revenue, and a $2.2 million decrease in transactional and maintenance revenue. The decrease in license revenue was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled, as well as a decrease in the number and size of term license deals signed or renewed during the six months ended March 31, 2021, mainly in our fraud solutions. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services. The decrease in transactional and maintenance revenue was primarily attributable to a decrease in our fraud solutions, partially offset by an increase in our compliance and marketing solutions.

Scores

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$305,802	$235,056	$70,746	30%
Professional services	820	1,083	(263)	(24)%
License	6,748	8,147	(1,399)	(17)%
Total	$313,370	$244,286	69,084	28%
Scores segment revenues increased $69.1 million due to an increase of $40.6 million in our business-to-business scores revenue and $28.5 million in our business-to-consumer services revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price in auto, unsecured originations and insurance, and an increase in mortgage and auto volumes, partially offset by a decrease in unsecured originations volume. The increase in business-to-consumer services revenue was attributable to an increase in both royalties derived from scores sold indirectly to consumers through credit reporting agencies and direct sales generated from the myFICO.com website.
Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 15%, 12% and 10%, respectively, of our total revenues for the six months ended March 31, 2021. Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 14%, 10% and 7%, respectively, of our total revenues for the six months ended March 31, 2020. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$32,849	$29,394	$3,455	12%
Professional services	20,167	21,690	(1,523)	(7)%
License	12,514	18,648	(6,134)	(33)%
Total	$65,530	$69,732	(4,202)	(6)%

Decision Management Software segment revenues decreased $4.2 million primarily due to a $6.1 million decrease in license revenue, and a $1.5 million decrease in services revenue, partially offset by a $3.5 million increase in transactional and maintenance revenue. The decrease in license revenue was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services. The increase in transactional and maintenance revenue was primarily attributable to an increase in SaaS subscription revenue.
Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2021 and 2020:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2021	2020	2021	2020
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$331,361	$307,971	100%	100%	$23,390	8%
Operating expenses:
Cost of revenues	88,333	88,139	27%	29%	194	—%
Research and development	43,612	39,439	13%	13%	4,173	11%
Selling, general and administrative	97,272	103,465	29%	33%	(6,193)	(6)%
Amortization of intangible assets	945	1,202	—%	—%	(257)	(21)%
Total operating expenses	230,162	232,245	69%	75%	(2,083)	(1)%
Operating income	101,199	75,726	31%	25%	25,473	34%
Interest expense, net	(9,943)	(11,254)	(3)%	(4)%	1,311	(12)%
Other income (expense), net	568	(2,008)	—%	(1)%	2,576	(128)%
Income before income taxes	91,824	62,464	28%	20%	29,360	47%
Income tax provision	23,150	4,176	7%	1%	18,974	454%
Net income	$68,674	$58,288	21%	19%	10,386	18%
Number of employees at quarter end	3,953	4,029			(76)	(2)%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2021	2020	2021	2020
	(In thousands)				(In thousands)
Revenues	$643,775	$606,475	100%	100%	$37,300	6%
Operating expenses:
Cost of revenues	177,861	178,897	28%	29%	(1,036)	(1)%
Research and development	84,263	78,382	13%	13%	5,881	8%
Selling, general and administrative	191,183	215,486	30%	36%	(24,303)	(11)%
Amortization of intangible assets	1,882	2,998	—%	—%	(1,116)	(37)%
Restructuring and impairment charges	—	3,104	—%	1%	(3,104)	(100)%
Gain on sale of product line assets	(7,334)	—	(1)%	—%	(7,334)	—%
Total operating expenses	447,855	478,867	70%	79%	(31,012)	(6)%
Operating income	195,920	127,608	30%	21%	68,312	54%
Interest expense, net	(19,584)	(21,022)	(3)%	(3)%	1,438	(7)%
Other income (expense), net	3,448	(2,227)	1%	—%	5,675	(255)%
Income before income taxes	179,784	104,359	28%	18%	75,425	72%
Income tax provision (benefit)	24,618	(8,850)	4%	(1)%	33,468	(378)%
Net income	$155,166	$113,209	24%	19%	41,957	37%

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
The quarter-over-prior year quarter increase in cost of revenues of $0.2 million was primarily attributable to a $1.6 million increase in direct materials primarily driven by increased third-party data costs related to increased Scores revenue, partially offset by a $1.5 million decrease in travel activity due to COVID-19. Cost of revenues as a percentage of revenues decreased to 27% during the quarter ended March 31, 2021 from 29% during the quarter ended March 31, 2020 primarily due to increased sales of our higher-margin Scores products.
The year-to-date period over period decrease in cost of revenues of $1.0 million was primarily attributable to a $3.6 million decrease in travel activity due to COVID-19, partially offset by a $2.9 million increase in direct materials primarily driven by increased third-party data costs related to increased Scores revenue. Cost of revenues as a percentage of revenues decreased to 28% during the six months ended March 31, 2021 from 29% during the six months ended March 31, 2020, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.
The quarter-over-prior year quarter increase in research and development expenses of $4.2 million was primarily attributable to an increase in labor and personnel costs as a result of increased headcount and increased fringe benefit costs related to our supplemental retirement and savings plan. Research and development expenses as a percentage of revenues was 13% during each of the quarters ended March 31, 2021 and March 31, 2020.

The year-to-date period over period increase in research and development expenses of $5.9 million was primarily attributable to an increase in labor and personnel costs as a result of increased headcount and increased fringe benefit costs related to our supplemental retirement and savings plan. Research and development expenses as a percentage of revenues was 13% during each of the six months ended March 31, 2021 and March 31, 2020.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses; and the cost of operating computer systems.
The quarter-over-prior year quarter decrease in selling, general and administrative expenses of $6.2 million was primarily attributable to a $2.7 million decrease in travel activity, a $2.1 million decrease in non-capitalizable commission cost, and a $2.1 million decrease in bad debt expense attributable to estimated losses for customers and industries most impacted by COVID-19 during the second quarter of our fiscal 2020. Selling, general and administrative expenses as a percentage of revenues decreased to 29% during the quarter ended March 31, 2021 from 33% during the quarter ended March 31, 2020.
The year-to-date period over period decrease in selling, general and administrative expenses of $24.3 million was primarily attributable to a $7.6 million decrease in travel activity, a $4.5 million decrease in marketing costs primarily driven by a company-wide marketing event held during the first quarter of our fiscal 2020, a $4.7 million decrease in non-capitalizable commission cost, and a $2.1 million decrease in bad debt expense attributable to estimated losses for customers and industries most impacted by COVID-19 during the second quarter of our fiscal 2020. Selling, general and administrative expenses as a percentage of revenues decreased to 30% during the six months ended March 31, 2021 from 36% during the six months ended March 31, 2020.
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
Amortization expense was $0.9 million during the quarter ended March 31, 2021 compared to $1.2 million during the quarter ended March 31, 2020.
Amortization expense was $1.9 million during the six months ended March 31, 2021 compared to $3.0 million during the six months ended March 31, 2020. The decrease was primarily attributable to certain assets associated with our Tonbeller acquisition becoming fully amortized in January 2020.
Restructuring and Impairment Charges
There were no restructuring expenses during the quarter and six months ended March 31, 2021.
There were no restructuring expenses during the quarter ended March 31, 2020. During the six months ended March 31, 2020, we incurred employee separation costs of $3.1 million due to the elimination of 69 positions throughout the Company. Cash payments for all the employee separation costs were paid during fiscal 2020.
Gain on Sale of Product Line Assets
The $7.3 million gain on the sale of product line assets during the six months ended March 31, 2021 was attributable to the sale of all assets related to our cyber risk score operations in October 2020; and the sale of certain assets related to our Applications and Decision Management Software operations to an affiliated joint venture in China in December 2020.

Interest Expense, Net
Interest expense includes interest on the senior notes issued in December 2019, May 2018, and July 2010 (which July 2010 senior notes were paid in full at maturity in July 2020), as well as interest and credit facility fees on the revolving line of credit. Our condensed consolidated statements of income and comprehensive income include interest expense netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter-over-prior year quarter decrease in interest expense of $1.3 million was primarily attributable to a lower average outstanding debt balance during the quarter ended March 31, 2021.
The year-to-date period over period decrease in interest expense of $1.4 million was primarily attributable to a lower average outstanding debt balance during the six months ended March 31, 2021.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
The quarter-over-prior year quarter increase in other income (expense), net of $2.6 million was primarily attributable to an increase in net unrealized gains on our supplemental retirement and savings plan, partially offset by an increase in foreign currency exchange losses.
The year-to-date period over period increase in other income (expense), net of $5.7 million was primarily attributable to an increase in net unrealized gains on our supplemental retirement and savings plan during the six months ended March 31, 2021.
Income Tax Provision (Benefit)
The effective income tax rates were 25.2% and 6.7% during the quarters ended March 31, 2021 and 2020, respectively, and 13.7% and (8.5)% during the six months ended March 31, 2021 and 2020, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the six months ended March 31, 2021 and 2020 were both impacted by the recording of excess tax benefits relating to stock awards. In addition, stock exercises during the quarter and six months ended March 31, 2020 resulted in an additional increase in excess benefits.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income (loss) for the quarters and six-month periods ended March 31, 2021 and 2020:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020
	(In thousands)		(In thousands)
Applications	$27,372	$28,823	$(1,451)	(5)%
Scores	146,542	113,488	33,054	29%
Decision Management Software	(10,172)	(8,810)	(1,362)	15%
Corporate expenses	(33,392)	(33,785)	393	(1)%
Total segment operating income	130,350	99,716	30,634	31%
Unallocated share-based compensation	(28,206)	(22,788)	(5,418)	24%
Unallocated amortization expense	(945)	(1,202)	257	(21)%
Operating income	$101,199	$75,726	25,473	34%

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020
	(In thousands)		(In thousands)
Applications	$62,874	$64,991	$(2,117)	(3)%
Scores	269,567	210,914	58,653	28%
Decision Management Software	(24,990)	(28,267)	3,277	(12)%
Corporate expenses	(63,645)	(67,995)	4,350	(6)%
Total segment operating income	243,806	179,643	64,163	36%
Unallocated share-based compensation	(53,338)	(45,933)	(7,405)	16%
Unallocated amortization expense	(1,882)	(2,998)	1,116	(37)%
Unallocated restructuring and impairment charges	—	(3,104)	3,104	(100)%
Unallocated gain on sale of product line assets	7,334	—	7,334	—%
Operating income	$195,920	$127,608	68,312	54%
Applications

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)				(In thousands)
Segment revenues	$129,514	$140,279	100%	100%	$264,875	$292,457	100%	100%
Segment operating expense	(102,142)	(111,456)	(79)%	(79)%	(202,001)	(227,466)	(76)%	(78)%
Segment operating income	$27,372	$28,823	21%	21%	$62,874	$64,991	24%	22%

Scores

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)				(In thousands)
Segment revenues	$168,719	$129,148	100%	100%	$313,370	$244,286	100%	100%
Segment operating expense	(22,177)	(15,660)	(13)%	(12)%	(43,803)	(33,372)	(14)%	(14)%
Segment operating income	$146,542	$113,488	87%	88%	$269,567	$210,914	86%	86%
Decision Management Software

	Quarter Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)				(In thousands)
Segment revenues	$33,128	$38,544	100%	100%	$65,530	$69,732	100%	100%
Segment operating expense	(43,300)	(47,354)	(131)%	(123)%	(90,520)	(97,999)	(138)%	(141)%
Segment operating loss	$(10,172)	$(8,810)	(31)%	(23)%	$(24,990)	$(28,267)	(38)%	(41)%
The quarter-over-prior year quarter $25.5 million increase in operating income was primarily attributable to a $23.4 million increase in segment revenues, a $6.8 million decrease in segment operating expenses, and a $0.4 million decrease in corporate expenses, partially offset by a $5.4 million increase in share-based compensation cost.
At the segment level, the quarter-over-prior year quarter $30.6 million increase in segment operating income was the result of a $33.1 million increase in our Scores segment operating income and a $0.4 million decrease in corporate expenses, partially offset by a $1.5 million decrease in our Applications segment operating income and $1.4 million increase in our Decision Management Software segment operating loss.
The quarter-over-prior year quarter $1.5 million decrease in Applications segment operating income was due to a $10.8 million decrease in segment revenue, partially offset by a $9.3 million decrease in segment operating expenses. Segment operating margin for Applications during the quarter ended March 31, 2021 was 21%, consistent with the quarter ended March 31, 2020.
The quarter-over-prior year quarter $33.1 million increase in Scores segment operating income was due to a $39.6 million increase in segment revenue, partially offset by a $6.5 million increase in segment operating expenses. Segment operating margin for Scores during the quarter ended March 31, 2021 was 87%, consistent with the quarter ended March 31, 2020.
The quarter-over-prior year quarter $1.4 million increase in Decision Management Software segment operating loss was due to a $5.4 million decrease in segment revenue, partially offset by a $4.0 million decrease in segment operating expenses. Segment operating margin for Decision Management Software decreased to negative 31% from negative 23%, mainly due to a decrease in sales of our higher-margin software products.
The year-to-date period over period increase of $68.3 million in operating income was primarily attributable to a $37.3 million increase in segment revenues, a $22.6 million decrease in segment operating expenses, a $7.3 million gain on sale of product line assets, a $4.3 million decrease in corporate expenses, and a $3.1 million decrease in restructuring and impairment charges, partially offset by a $7.4 million increase in share-based compensation cost.
At the segment level, the year-to-date period over period increase of $64.2 million in segment operating income was the result of a $58.7 million increase in our Scores segment operating income, a $4.3 million decrease in corporate expenses, a $3.3 million decrease in our Decision Management Software segment operating loss, partially offset by a $2.1 million decrease in our Applications segment operating income.

The year-to-date period over period $2.1 million decrease in Applications segment operating income was due to a $27.6 million decrease in segment revenue, partially offset by a $25.5 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Applications increased to 24% from 22%, primarily attributable to a decrease in travel activity due to COVID-19, as well as our strategic cost initiative implemented in September 2020 in which we reduced our workforce, consolidated office space and abandoned certain property and equipment.
The year-to-date period over period $58.7 million increase in Scores segment operating income was attributable to a $69.1 million increase in segment revenue, partially offset by a $10.4 million increase in segment operating expenses. Segment operating margin for Scores during the six months ended March 31, 2021 was 86%, consistent with the six months ended March 31, 2020.
The year-to-date period over period $3.3 million decrease in Decision Management Software segment operating loss was attributable to a $7.5 million decrease in segment operating expenses, partially offset by a $4.2 million decrease in segment revenue. Segment operating margin for Decision Management Software improved to negative 38% from negative 41%, primarily attributable to a decrease in travel activity due to COVID-19, as well as our strategic cost initiative implemented in September 2020 through which we reduced our workforce, consolidated office space and abandoned certain property and equipment.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2021, we had $197.8 million in cash and cash equivalents, which included $124.8 million held by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements. Under our current financing arrangements, we have no significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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
Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2021	2020
	(In thousands)
Cash provided by (used in):
Operating activities	$231,470	$121,859	$109,611
Investing activities	1,746	(14,958)	16,704
Financing activities	(196,795)	(100,344)	(96,451)
Effect of exchange rate changes on cash	4,021	(4,017)	8,038
Increase in cash and cash equivalents	$40,442	$2,540	37,902

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $231.5 million during the six months ended March 31, 2021 from $121.9 million during the six months ended March 31, 2020. The $109.6 million increase was attributable to a $77.8 million increase that resulted from timing of receipts and payments in our ordinary course of business and a $42.0 million increase in net income, partially offset by a $10.2 million decrease in non-cash items, including a $7.3 million gain on the sale of product line assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $1.7 million for the six months ended March 31, 2021 as compared to net cash used of $15.0 million for the six months ended March 31, 2020. The $16.7 million change was primarily attributable to an $8.9 million decrease in purchases of property and equipment and $8.3 million in cash proceeds from the sale of product line assets for the six months ended March 31, 2021.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $196.8 million for the six months ended March 31, 2021 from $100.3 million for the six months ended March 31, 2020. The $96.5 million increase was primarily attributable to a $350.0 million decrease in proceeds from issuance of senior notes and a $102.3 million increase in repurchases of common stock, partially offset by a $256.0 million decrease in payments on our revolving line of credit and a $95.0 million increase in proceeds from our revolving line of credit.
Repurchases of Common Stock
In July 2020, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In March 2021, our Board of Directors approved a new stock repurchase program following the completion of the July 2020 program. This new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Pursuant to the July 2020 and March 2021 programs, we repurchased approximately 440,588 shares of our common stock at a total repurchase price of $205.2 million and 541,738 shares of our common stock at a total repurchase price of $255.2 million during the quarter and six months ended March 31, 2021, respectively.
Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of March 31, 2021, we had $225.0 million in borrowings outstanding at a weighted-average interest rate of 1.236% and we were in compliance with all financial covenants under this credit facility, and do not believe we are at material risk of not meeting these covenants due to COVID-19.

Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of March 31, 2021, the carrying value of the Senior Notes was $750.0 million and we were in compliance with all financial covenants under these obligations, and do not believe we are at material risk of not meeting these covenants due to COVID-19.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2021 and September 30, 2020:

	March 31, 2021			September 30, 2020
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$197,836	$197,836	0.02%	$157,394	$157,394	0.05%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	442,000	400,000	442,000
The 2019 Senior Notes	350,000	357,000	350,000	358,750
Total	$750,000	$799,000	$750,000	$800,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $9.8 million and $10.6 million at March 31, 2021 and September 30, 2020, respectively.
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $225.0 million in borrowings outstanding at a weighted-average interest rate of 1.236% under the credit facility as of March 31, 2021.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2021 and September 30, 2020:

	March 31, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	19,200	$22,643	$—
Buy foreign currency:
British pound (GBP)	GBP	14,780	$20,400	$—
Singapore dollar (SGD)	SGD	5,790	$4,300	$—

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	$—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	$—
Singapore dollar (SGD)	SGD	7,815	$5,700	$—
The foreign currency forward contracts were entered into on March 31, 2021 and September 30, 2020, respectively; therefore, their fair value was $0 on each of these dates.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
No material updates have occurred since the disclosure included in Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2020.
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

We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing payment card fraud, such as payment cards that contain the cardholder’s photograph; smart cards; cardholder verification and authentication solutions; biometric measures on devices including fingerprint and face matching; and other card authorization techniques and user verification techniques. Many of our existing and anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. For example, Experian, TransUnion and Equifax have formed an alliance that has developed a credit scoring product competitive with our products. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.

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

As part of our strategy, we continuously evaluate our portfolio of businesses. We have previously, are currently, and may in the future make other changes to our portfolio as well, which may be material. Divestitures involve risks, including:

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
•the potential loss of key personnel;
•adverse effects on relationships with our customers, suppliers or their businesses,
•the erosion of employee morale or customer confidence; and
•the retention of contingent liabilities related to the divested business.

If we do not successfully manage the risks associated with divestitures, our business, financial condition, and results of operations could be adversely affected as the potential strategic benefits may not be realized or may take longer to realize than expected.

Our reengineering efforts may cause our growth prospects and profitability to suffer.

As part of our management approach, we pursue ongoing reengineering efforts designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. For example, in September 2020, we implemented a course of action designed to reduce our operating costs in lower value, less strategic areas of our business in order to facilitate incremental investment in higher value, more strategic areas while also reducing our facilities footprint in light of anticipated post-pandemic workforce patterns. In addition, we are in the process of implementing a new Remote Work Policy which will allow a portion of our workforce to partially or fully work from home. These and other reengineering efforts may not be successful over the long term should we fail to reduce expenses at the anticipated level, should we fail to increase revenues to anticipated levels or at all, or should productivity decline or employees’ ability to collaborate fall as a result of the Remote Work Policy. If our reengineering efforts are not successful over the long term, our revenues, results of operations and business may suffer.
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

Our ability to provide reliable service in our businesses depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and increasingly those of our external service providers. As we continue to grow our SaaS business, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third-party environments or service providers, fires, floods, earthquakes, pandemics (including the COVID-19 pandemic), war, terrorist acts or civil unrest, power losses, equipment failures, computer viruses, denial-of-service or other cybersecurity attacks, employee or insider malfeasance, human error and other events beyond our control. Although we have taken steps to prevent system failures and we have installed back-up systems and procedures to prevent or reduce disruption, such steps may not be sufficient to prevent an interruption of services and our disaster recovery planning may not account for all eventualities.

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
•the presence and acceptance of varying levels of business corruption in international markets;
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

Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy and data security laws. The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. A new privacy law, the California Privacy Rights Act (“CPRA”), passed via a ballot referendum in November 2020, and will revise and expand the scope of the CCPA. Other U.S. states have considered and/or enacted similar privacy laws.
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

Certain provisions of our Restated Certificate of Incorporation, as amended, could make a merger, tender offer or proxy contest involving us difficult, even if such events would be beneficial to the interests of our stockholders. These provisions include giving our board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, a majority of our outstanding voting stock. These factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in control or changes in our management, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2021 through January 31, 2021	1,207	$378.14	—	$174,777,136
February 1, 2021 through February 28, 2021	240,540	$466.57	240,000	$62,806,464
March 1, 2021 through March 31, 2021	200,901	$464.74	200,588	$471,322,083
	442,648	$465.50	440,588	$471,322,083

(1)Includes 2,060 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2021.
(2)In July 2020, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. On March 12, 2021, our Board of Directors approved a new stock repurchase program following the completion of the July 2020 program. This new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

10.1	Fair Isaac Corporation 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2021).

10.2 *	Form of Director Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan.

10.3 *	Form of Director Non-Statutory Stock Option Agreement under the 2021 Long-Term Incentive Plan.

10.4 *	Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan.

10.5 *	Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan.

10.6 *	Form of Global Employee Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan.

10.7 *	Form of Global Employee Non-Statutory Stock Option Agreement under the 2021 Long-Term Incentive Plan

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	May 5, 2021

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	May 5, 2021

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)