Form 10-Q
period 2021-06-30
FAIR ISAAC CORP
filed 2021-08-03
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
The number of shares of common stock outstanding on July 23, 2021 was 28,387,185 (excluding 60,469,598 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	September 30, 2020
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$237,612	$157,394
Accounts receivable, net	280,598	334,180
Prepaid expenses and other current assets	38,670	42,504
Total current assets	556,880	534,078
Marketable securities	33,046	25,513
Other investments	1,348	1,060
Property and equipment, net	31,565	46,419
Operating lease right-of-use assets	49,250	57,656
Goodwill	793,185	812,364
Intangible assets, net	4,685	9,236
Deferred income taxes	25,711	14,629
Other assets	93,485	105,285
Total assets	$1,589,155	$1,606,240
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,639	$23,033
Accrued compensation and employee benefits	92,363	117,952
Other accrued liabilities	83,010	63,367
Deferred revenue	99,757	115,159
Current maturities on debt	250,000	95,000
Total current liabilities	544,769	414,511
Long-term debt	806,622	739,435
Operating lease liabilities	56,815	73,207
Other liabilities	56,111	48,005
Total liabilities	1,464,317	1,275,158
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 28,386 and 29,096 shares outstanding at June 30, 2021 and September 30, 2020, respectively)	284	291
Additional paid-in-capital	1,171,164	1,218,583
Treasury stock, at cost (60,471 and 59,761 shares at June 30, 2021 and September 30, 2020, respectively)	(3,482,483)	(2,997,856)
Retained earnings	2,499,423	2,193,059
Accumulated other comprehensive loss	(63,550)	(82,995)
Total stockholders’ equity	124,838	331,082
Total liabilities and stockholders’ equity	$1,589,155	$1,606,240
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenues:
Transactional and maintenance	$288,078	$246,829	$821,147	$707,905
Professional services	35,918	43,633	115,137	135,563
License	14,188	23,269	45,675	76,738
Total revenues	338,184	313,731	981,959	920,206
Operating expenses:
Cost of revenues	82,240	88,569	260,101	267,466
Research and development	45,826	41,411	130,089	119,793
Selling, general and administrative	107,729	99,832	298,912	315,318
Amortization of intangible assets	810	1,048	2,692	4,046
Restructuring and impairment charges	—	—	—	3,104
Gains on product line asset sales and business divestiture	(92,805)	—	(100,139)	—
Total operating expenses	143,800	230,860	591,655	709,727
Operating income	194,384	82,871	390,304	210,479
Interest expense, net	(10,018)	(11,223)	(29,602)	(32,245)
Other income, net	3,526	4,560	6,974	2,333
Income before income taxes	187,892	76,208	367,676	180,567
Income tax provision	36,694	12,132	61,312	3,282
Net income	151,198	64,076	306,364	177,285
Other comprehensive gain (loss):
Foreign currency translation adjustments	4,243	832	19,445	(4,132)
Comprehensive income	$155,441	$64,908	$325,809	$173,153
Earnings per share:
Basic	$5.27	$2.21	$10.58	$6.10
Diluted	$5.18	$2.15	$10.38	$5.92
Shares used in computing earnings per share:
Basic	28,687	29,005	28,967	29,075
Diluted	29,195	29,744	29,505	29,966

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at March 31, 2021	28,829	$288	$1,181,692	$(3,239,109)	$2,348,225	$(67,793)	$223,303
Share-based compensation	—	—	30,004	—	—	—	30,004
Issuance of treasury stock under employee stock plans	46	1	(532)	2,604	—	—	2,073
Repurchases of common stock	(489)	(5)	(40,000)	(245,978)	—	—	(285,983)
Net income	—	—	—	—	151,198	—	151,198
Foreign currency translation adjustments	—	—	—	—	—	4,243	4,243
Balance at June 30, 2021	28,386	$284	$1,171,164	$(3,482,483)	$2,499,423	$(63,550)	$124,838

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at March 31, 2020	29,082	$291	$1,169,217	$(2,930,165)	$2,069,857	$(95,049)	$214,151
Share-based compensation	—	—	22,264	—	—	—	22,264
Issuance of treasury stock under employee stock plans	74	1	(3,764)	3,716	—	—	(47)
Repurchases of common stock	(157)	(2)	—	(53,988)	—	—	(53,990)
Net income	—	—	—	—	64,076	—	64,076
Foreign currency translation adjustments	—	—	—	—	—	832	832
Balance at June 30, 2020	28,999	$290	$1,187,717	$(2,980,437)	$2,133,933	$(94,217)	$247,286

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2020	29,096	$291	$1,218,583	$(2,997,856)	$2,193,059	$(82,995)	$331,082
Share-based compensation	—	—	83,342	—	—	—	83,342
Issuance of treasury stock under employee stock plans	321	3	(90,761)	16,568	—	—	(74,190)
Repurchases of common stock	(1,031)	(10)	(40,000)	(501,195)	—	—	(541,205)
Net income	—	—	—	—	306,364	—	306,364
Foreign currency translation adjustments	—	—	—	—	—	19,445	19,445
Balance at June 30, 2021	28,386	$284	$1,171,164	$(3,482,483)	$2,499,423	$(63,550)	$124,838

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2019	28,944	$289	$1,225,365	$(2,802,450)	$1,956,648	$(90,085)	$289,767
Share-based compensation	—	—	68,197	—	—	—	68,197
Issuance of treasury stock under employee stock plans	670	7	(105,845)	32,007	—	—	(73,831)
Repurchases of common stock	(615)	(6)	—	(209,994)	—	—	(210,000)
Net income	—	—	—	—	177,285	—	177,285
Foreign currency translation adjustments	—	—	—	—	—	(4,132)	(4,132)
Balance at June 30, 2020	28,999	$290	$1,187,717	$(2,980,437)	$2,133,933	$(94,217)	$247,286
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$306,364	$177,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,066	23,549
Share-based compensation	84,099	68,197
Deferred income taxes	(11,064)	(1,230)
Net gain on marketable securities	(4,706)	(998)
Non-cash operating lease costs	12,056	14,962
Provision for doubtful accounts, net	551	2,777
Net loss on sales and abandonment of property and equipment	107	61
Gains on product line asset sales and business divestiture	(100,139)	—
Changes in operating assets and liabilities:
Accounts receivable	56,655	(18,961)
Prepaid expenses and other assets	5,172	(9,734)
Accounts payable	(4,165)	(1,815)
Accrued compensation and employee benefits	(24,990)	(10,147)
Other liabilities	(5,388)	(12,330)
Deferred revenue	(2,556)	(2,886)
Net cash provided by operating activities	332,062	228,730
Cash flows from investing activities:
Purchases of property and equipment	(5,792)	(21,073)
Proceeds from sales of marketable securities	2,294	3,462
Purchases of marketable securities	(5,121)	(5,790)
Proceeds from product line asset sales and business divestiture	146,428	—
(Purchase of) distribution from equity investment	(210)	55
Net cash provided by (used in) investing activities	137,599	(23,346)
Cash flows from financing activities:
Proceeds from revolving line of credit	429,000	193,000
Payments on revolving line of credit	(208,000)	(435,000)
Proceeds from issuance of senior notes	—	350,000
Payments on debt issuance costs	—	(6,840)
Payments on finance leases	(177)	(811)
Proceeds from issuance of treasury stock under employee stock plans	14,580	26,235
Taxes paid related to net share settlement of equity awards	(88,770)	(100,067)
Repurchases of common stock including prepayment under accelerated share repurchase agreement	(541,205)	(210,000)
Net cash used in financing activities	(394,572)	(183,483)
Effect of exchange rate changes on cash	5,129	(2,654)
Increase in cash and cash equivalents	80,218	19,247
Cash and cash equivalents, beginning of period	157,394	106,426
Cash and cash equivalents, end of period	$237,612	$125,673
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $289 and $1,552 during the nine months ended June 30, 2021, and 2020, respectively	$34,465	$5,723
Cash paid for interest	$36,764	$34,844
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$564	$50
Finance lease obligations incurred	$—	$6,489
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
2. Business Divestiture
On May 4, 2021, we entered into a definitive agreement to sell our Collections and Recovery (“C&R”) business to Jonas Collections and Recovery Inc. (“Jonas”), a company in the Jonas Software operating group of Constellation Software Inc. The decision to sell the C&R business was the result of management’s decision to divest certain software products that are not built on the FICO Decision Management Platform. This divestiture will allow us to focus our development and go to market resources on the growth of our Decision Management Platform products. On June 7, 2021, we completed the sale to Jonas. As the C&R business has the input, process and output elements defined in Accounting Standards Codification 805, Business Combinations, we concluded the sale qualified as a sale of a business. The gain recognized from the sale was $92.8 million, which was recorded in gains on product line asset sales and business divestiture within the accompanying condensed consolidated statements of income and comprehensive income. Our C&R business was part of the Applications segment.
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

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We did not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of June 30, 2021 and September 30, 2020.
•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2021 and September 30, 2020. We measure the fair value of our senior notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.
•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2021 and September 30, 2020.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2021 and September 30, 2020:

June 30, 2021	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2021
	(In thousands)
Assets:
Cash equivalents (1)	$194	$194
Marketable securities (2)	33,046	33,046
Total	$33,240	$33,240

September 30, 2020	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2020
	(In thousands)
Assets:
Cash equivalents (1)	$35,275	$35,275
Marketable securities (2)	25,513	25,513
Total	$60,788	$60,788

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at June 30, 2021 and September 30, 2020. Not included in these tables are cash deposits of $237.4 million and $122.1 million at June 30, 2021 and September 30, 2020, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at June 30, 2021 and September 30, 2020.
See Note 8 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and nine-month periods ended June 30, 2021 and 2020.
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
Foreign currency-denominated receivable and cash balances are remeasured at foreign exchange rates in effect on the balance sheet date with the effects of changes in foreign exchange rates reported in other income, net. The forward contracts are not designated as hedges and are marked to market through other income, net. Fair value changes in the forward contracts help mitigate the changes in the value of the remeasured receivable and cash balances attributable to changes in foreign exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2021 and September 30, 2020:

	June 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	16,600	$19,715	$—
Buy foreign currency:
British pound (GBP)	GBP	14,601	$20,300	$—
Singapore dollar (SGD)	SGD	5,363	$4,000	$—

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	$—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	$—
Singapore dollar (SGD)	SGD	7,815	$5,700	$—
The foreign currency forward contracts were entered into on June 30, 2021 and September 30, 2020, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Gains (losses) on foreign currency forward contracts	$88	$(380)	$3,003	$(1,429)

5. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Completed technology	$257	$406	$902	$1,444
Customer contracts and relationships	510	561	1,659	2,359
Trade names	—	37	—	112
Non-compete agreements	43	44	131	131
Total	$810	$1,048	$2,692	$4,046

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2021 was as follows:

Year Ending September 30,	(In thousands)
2021 (excluding the nine months ended June 30, 2021)	$563
2022	2,105
2023	1,100
2024	917
Total	$4,685
The following table summarizes changes to goodwill during the nine months ended June 30, 2021, both in total and as allocated to our segments:

	Applications	Scores	Decision Management Software	Total
	(In thousands)
Balance at September 30, 2020	$596,804	$146,648	$68,912	$812,364
Foreign currency translation adjustment	5,265	—	1,152	6,417
C&R business divestiture	$(25,596)	$—	$—	(25,596)
Balance at June 30, 2021	$576,473	$146,648	$70,064	$793,185

6. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other assets at June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
	(In thousands)
Property and equipment, net:
Property and equipment	$153,879	$161,119
Less: accumulated depreciation and amortization	(122,314)	(114,700)
Total	$31,565	$46,419

Other assets:
Long-term receivables	$41,492	$54,074
Prepaid commissions	39,082	38,579
Other	12,911	12,632
Total	$93,485	$105,285

7. Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023 with an option to increase it, subject to lender approval, by another $100 million. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2021, we had $316.0 million in borrowings outstanding at a weighted-average interest rate of 1.216% and were in compliance with all financial covenants under this credit facility.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	449,000	400,000	442,000
The 2019 Senior Notes	350,000	359,625	350,000	358,750
Total	$750,000	$808,625	$750,000	$800,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $9.4 million and $10.6 million at June 30, 2021 and September 30, 2020, respectively.
9. Accelerated Share Repurchase
We have authorization to make repurchases of shares of our common stock from time to time in the open market or in negotiated transactions. As part of the broader share repurchase program, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Wells Fargo on June 17, 2021 to repurchase $200.0 million of our common stock. The ASR Agreement was accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on our own stock. Pursuant to the ASR Agreement, we paid $200.0 million to Wells Fargo and received an initial delivery of 319,400 shares of common stock, which approximated 80 percent of the total number of expected shares to be repurchased under the ASR Agreement. The final number of shares to be repurchased and the average price paid per share will be determined upon the expected settlement of the agreement during the fourth quarter of fiscal 2021. The final number of shares to be repurchased will be based on the volume-weighted average price of our common stock over the duration of the ASR Agreement, less a discount. The equity-linked contract for the remaining $40.0 million, representing remaining shares to be delivered by Wells Fargo under the ASR Agreement, was recorded as a reduction to stockholders’ equity as of June 30, 2021.

10. Income Taxes
Effective Tax Rate
The effective income tax rates were 19.5% and 15.9% during the quarters ended June 30, 2021 and 2020, respectively, and 16.7% and 1.8% during the nine months ended June 30, 2021 and 2020, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the nine months ended June 30, 2021 and 2020 were both impacted favorably by the recording of excess tax benefits relating to stock awards. In addition, the effective tax rate for the nine months ended June 30, 2021 was increased by the tax impact of the gain on the sale of C&R business.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $12.1 million and $8.0 million at June 30, 2021 and September 30, 2020, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $0.6 million and $0.4 million related to unrecognized tax benefits as of June 30, 2021 and September 30, 2020, respectively.

11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$151,198	$64,076	$306,364	$177,285
Denominator - share:
Basic weighted-average shares	28,687	29,005	28,967	29,075
Effect of dilutive securities	508	739	538	891
Diluted weighted-average shares	29,195	29,744	29,505	29,966
Earnings per share:
Basic	$5.27	$2.21	$10.58	$6.10
Diluted	$5.18	$2.15	$10.38	$5.92
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
The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30, 2021
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$99,822	$170,415	$17,841	$—	$288,078
Professional services	26,381	166	9,371	—	35,918
License	7,010	1,621	5,557	—	14,188
Total segment revenues	133,213	172,202	32,769	—	338,184
Segment operating expense	(97,784)	(25,418)	(48,012)	(33,820)	(205,034)
Segment operating income (loss)	$35,429	$146,784	$(15,243)	$(33,820)	133,150
Unallocated share-based compensation expense					(30,761)
Unallocated amortization expense					(810)
Unallocated gains on product line asset sales and business divestiture					92,805
Operating income					194,384
Unallocated interest expense, net					(10,018)
Unallocated other income, net					3,526
Income before income taxes					$187,892
Depreciation expense	$3,920	$159	$934	$38	$5,051

	Quarter Ended June 30, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$98,476	$130,268	$18,085	$—	$246,829
Professional services	32,364	58	11,211	—	43,633
License	10,620	1,224	11,425	—	23,269
Total segment revenues	141,460	131,550	40,721	—	313,731
Segment operating expense	(111,061)	(21,333)	(43,839)	(31,315)	(207,548)
Segment operating income (loss)	$30,399	$110,217	$(3,118)	$(31,315)	106,183
Unallocated share-based compensation expense					(22,264)
Unallocated amortization expense					(1,048)
Operating income					82,871
Unallocated interest expense, net					(11,223)
Unallocated other expense, net					4,560
Income before income taxes					$76,208
Depreciation expense	$5,091	$176	$1,156	$28	$6,451

	Nine Months Ended June 30, 2021
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$294,240	$476,217	$50,690	$—	$821,147
Professional services	84,613	986	29,538	—	115,137
License	19,235	8,369	18,071	—	45,675
Total segment revenues	398,088	485,572	98,299	—	981,959
Segment operating expense	(299,785)	(69,221)	(138,532)	(97,465)	(605,003)
Segment operating income (loss)	$98,303	$416,351	$(40,233)	$(97,465)	376,956
Unallocated share-based compensation expense					(84,099)
Unallocated amortization expense					(2,692)
Unallocated gains on product line asset sales and business divestiture					100,139
Operating income					390,304
Unallocated interest expense, net					(29,602)
Unallocated other income, net					6,974
Income before income taxes					$367,676
Depreciation expense	$12,404	$520	$2,820	$116	$15,860

	Nine Months Ended June 30, 2020
	Applications	Scores	Decision Management Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
Transactional and maintenance	$295,102	$365,324	$47,479	$—	$707,905
Professional services	101,521	1,141	32,901	—	135,563
License	37,294	9,371	30,073	—	76,738
Total segment revenues	433,917	375,836	110,453	—	920,206
Segment operating expense	(338,527)	(54,705)	(141,838)	(99,310)	(634,380)
Segment operating income (loss)	$95,390	$321,131	$(31,385)	$(99,310)	285,826
Unallocated share-based compensation expense					(68,197)
Unallocated amortization expense					(4,046)
Unallocated restructuring and impairment charges					(3,104)
Operating income					210,479
Unallocated interest expense, net					(32,245)
Unallocated other expense, net					2,333
Income before income taxes					$180,567
Depreciation expense	$13,993	$433	$3,300	$361	$18,087

Information about disaggregated revenue by product deployment methods was as follows:

	Quarter Ended June 30, 2021
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$66,505	$66,708	$—	$133,213	39%
Scores	—	—	172,202	172,202	51%
Decision Management Software	20,519	12,250	—	32,769	10%
Total	$87,024	$78,958	$172,202	$338,184	100%

	Quarter Ended June 30, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$76,493	$64,967	$—	$141,460	45%
Scores	—	—	131,550	131,550	42%
Decision Management Software	29,063	11,658	—	40,721	13%
Total	$105,556	$76,625	$131,550	$313,731	100%

	Nine Months Ended June 30, 2021
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$203,907	$194,181	$—	$398,088	41%
Scores	—	—	485,572	485,572	49%
Decision Management Software	65,584	32,715	—	98,299	10%
Total	$269,491	$226,896	$485,572	$981,959	100%

	Nine Months Ended June 30, 2020
Reportable Segments	On-Premises	SaaS	Scores	Total	Percentage
	(Dollars in thousands)
Applications	$238,812	$195,105	$—	$433,917	47%
Scores	—	—	375,836	375,836	41%
Decision Management Software	81,589	28,864	—	110,453	12%
Total	$320,401	$223,969	$375,836	$920,206	100%

Information about disaggregated revenue by primary geographical markets was as follows:

	Quarter Ended June 30, 2021
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$74,718	$10,883	$34,459	$13,153	$133,213
Scores	165,264	275	2,988	3,675	172,202
Decision Management Software	13,628	4,398	10,422	4,321	32,769
Total	$253,610	$15,556	$47,869	$21,149	$338,184

	Quarter Ended June 30, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$78,639	$12,069	$34,175	$16,577	$141,460
Scores	128,686	113	1,505	1,246	131,550
Decision Management Software	23,164	4,626	8,427	4,504	40,721
Total	$230,489	$16,808	$44,107	$22,327	$313,731

	Nine Months Ended June 30, 2021
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$224,172	$29,222	$104,629	$40,065	$398,088
Scores	464,721	3,318	10,343	7,190	485,572
Decision Management Software	47,689	10,240	28,120	12,250	98,299
Total	$736,582	$42,780	$143,092	$59,505	$981,959

	Nine Months Ended June 30, 2020
Reportable Segments	North America	Latin America	Europe, Middle East and Africa	Asia Pacific	Total
	(In thousands)
Applications	$243,005	$31,258	$108,230	$51,424	$433,917
Scores	362,132	3,016	4,763	5,925	375,836
Decision Management Software	59,758	14,876	22,612	13,207	110,453
Total	$664,895	$49,150	$135,605	$70,556	$920,206

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
Receivables at June 30, 2021 and September 30, 2020 consisted of the following:

	June 30, 2021	September 30, 2020
	(In thousands)
Billed	$157,777	$211,776
Unbilled	168,818	181,550
	326,595	393,326
Less: allowance for doubtful accounts	(4,505)	(5,072)
Net receivables	322,090	388,254
Less: long-term receivables *	(41,492)	(54,074)
Short-term receivables *	$280,598	334,180

* Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying condensed consolidated balance sheets.
Contract assets balance at June 30, 2021 and September 30, 2020 was immaterial.
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances during the nine months ended June 30, 2021 were as follows:

Nine Months Ended June 30, 2021
(In thousands)
Deferred revenues at September 30, 2020 *	$122,141
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(78,551)
Increases due to billings, excluding amounts recognized as revenue during the period	78,658
Decrease due to divestiture of the C&R business	(16,671)
Deferred revenues at June 30, 2021 *	$105,577

* Deferred revenues at September 30, 2020 included current portion of $115.2 million and long-term portion of $6.9 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at June 30, 2021 included current portion of $99.8 million and long-term portion of $5.8 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.

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
Revenue allocated to remaining performance obligations was $54.9 million as of June 30, 2021, of which we expect to recognize approximately 50% over the next 16 months and the remainder thereafter.

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q (including the impact of COVID-19 on macroeconomic conditions and our business, operations and personnel). The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

A significant portion of our revenues are derived from the sale of products and services within the banking (including consumer credit) industry, and 91% and 86% of our revenues were derived from within this industry during the quarters ended June 30, 2021 and 2020, respectively, and 89% and 86% of our revenues were derived from within this industry during the nine months ended June 30, 2021 and 2020, respectively. In addition, we derive a significant share of revenues from transactional or unit-based software license fees, transactional fees derived under credit scoring and SaaS subscription services arrangements, and annual software maintenance fees. Arrangements with transactional or unit-based pricing accounted for 85% and 79% of our revenues during the quarters ended June 30, 2021 and 2020, respectively. Arrangements with transactional or unit-based pricing accounted for 84% and 77% of our revenues during the nine months ended June 30, 2021 and 2020, respectively. We derive a significant portion of our revenues from clients outside the U.S. International revenues accounted for 29% and 31% of total consolidated revenues for the quarters ended June 30, 2021 and 2020, respectively, and 29% and 32% of total consolidated revenues for the nine months ended June 30, 2021 and 2020, respectively.
Revenue increased 8% to $338.2 million during the quarter ended June 30, 2021 from $313.7 million for the quarter ended June 30, 2020, and 7% to $982.0 million during the nine months ended June 30, 2021 from $920.2 million during the nine months ended June 30, 2020. We continue to drive growth in our Scores segment. Scores revenue increased 31% to $172.2 million during the quarter ended June 30, 2021 from $131.6 million during the quarter ended June 30, 2020, and 29% to $485.6 million during the nine months ended June 30, 2021 from $375.8 million during the nine months ended June 30, 2020. Scores operating income increased 33% to $146.8 million during the quarter ended June 30, 2021 from $110.2 million during the quarter ended June 30, 2020, and 30% to $416.4 million during the nine months ended June 30, 2021 from $321.1 million during the nine months ended June 30, 2020. For our Applications and Decision Management Software segments, revenue decreased 9% to $166.0 million during the quarter ended June 30, 2021 from $182.2 million during the quarter ended June 30, 2020, and 9% to $496.4 million during the nine months ended June 30, 2021 from $544.4 million during the nine months ended June 30, 2020. The decrease was largely attributable to the shift in the timing of revenue recognition on our term license subscription sales, as described below; as well as our recent strategic shift to emphasize software over services.
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
In June 2021, we divested the non-platform-based Collections and Recovery (“C&R”) business pursuant to our cloud-enabled, Decision Management Platform-based software strategy, and recognized an operating gain of $92.8 million from the divestiture. Our operating income increased 135% to $194.4 million during the quarter ended June 30, 2021 from $82.9 million during the quarter ended June 30, 2020, primarily attributable to the gain recognition. Net income increased 136% to $151.2 million during the quarter ended June 30, 2021 from $64.1 million during the quarter ended June 30, 2020, primarily driven by higher operating income, partially offset by a higher tax provision due to lower excess tax benefits related to stock-based compensation, as well as the gain from the C&R divestiture. Operating income increased 85% to $390.3 million during the nine months ended June 30, 2021 from $210.5 million during the nine months ended June 30, 2020, and net income increased 73% to $306.4 million from $177.3 million.
We continue to enhance stockholder value by returning cash to stockholders through our stock repurchase program. In June 2021, following the close of the C&R divestiture, we entered into an accelerated share repurchase agreement (“ASR Agreement”) to repurchase $200.0 million of our common stock. During the quarter and nine months ended June 30, 2021, we repurchased approximately 489,000 shares, including 319,400 shares repurchased under the ASR Agreement, at a total repurchase price of $246.0 million and 1,031,000 shares, including 319,400 shares repurchased under the ASR Agreement, at a total repurchase price of $501.2 million, respectively. As of June 30, 2021, we had $225.3 million remaining under our current stock repurchase program, which includes a $40.0 million prepayment under the ASR Agreement.
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

Bookings
Management regards the volume of bookings achieved as an important indicator of future revenues, but they are not comparable to, nor a substitute for, an analysis of our revenues. Bookings represent contracts signed in the current reporting period that generate current and future revenue streams. While we disclose estimated revenue expected to be recognized in the future related to unsatisfied performance obligations in Note 13 to the accompanying condensed consolidated financial statements, we believe the bookings amount is still a meaningful measure of our business as it includes estimated revenues omitted from Note 13, such as usage-based royalties derived from our software licenses, among others.
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
Bookings Trend Analysis

	Bookings	Bookings Yield (1)	Number of Bookings over $1 Million	Weighted- Average Term (2)
	(In millions)			(Months)
Quarter Ended June 30, 2021	$75.5	12%	10	30
Quarter Ended June 30, 2020	$106.2	15%	16	37
Nine Months Ended June 30, 2021	$227.6	21%	34	NM(a)
Nine Months Ended June 30, 2020	$302.4	29%	56	NM(a)

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
Transactional and maintenance bookings were 53% and 49% of total bookings for the quarters ended June 30, 2021 and 2020, respectively. Professional services bookings were 28% and 39% of total bookings for the quarters ended June 30, 2021 and 2020, respectively. License bookings were 19% of total bookings for each of the quarters ended June 30, 2021 and 2020.
Transactional and maintenance bookings were 59% and 44% of total bookings for the nine months ended June 30, 2021 and 2020, respectively. Professional services bookings were 26% and 38% of total bookings for the nine months ended June 30, 2021 and 2020, respectively. License bookings were 15% and 18% of total bookings for the nine months ended June 30, 2021 and 2020, respectively.

RESULTS OF OPERATIONS
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020	2021	2020
	(In thousands)				(In thousands)
Applications	$133,213	$141,460	39%	45%	$(8,247)	(6)%
Scores	172,202	131,550	51%	42%	40,652	31%
Decision Management Software	32,769	40,721	10%	13%	(7,952)	(20)%
Total	$338,184	$313,731	100%	100%	24,453	8%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020	2021	2020
	(In thousands)				(In thousands)
Applications	$398,088	$433,917	41%	47%	$(35,829)	(8)%
Scores	485,572	375,836	49%	41%	109,736	29%
Decision Management Software	98,299	110,453	10%	12%	(12,154)	(11)%
Total	$981,959	$920,206	100%	100%	61,753	7%
Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020
Applications

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$99,822	$98,476	$1,346	1%
Professional services	26,381	32,364	(5,983)	(18)%
License	7,010	10,620	(3,610)	(34)%
Total	$133,213	$141,460	(8,247)	(6)%

Applications segment revenues decreased $8.2 million due to a $6.0 million decrease in services revenue and a $3.6 million decrease in license revenue, partially offset by a $1.3 million increase in transactional and maintenance revenue. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services. The decrease in license revenue was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled. The increase in transactional and maintenance revenue was primarily attributable to an increase in SaaS subscription revenue.

Scores

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$170,415	$130,268	$40,147	31%
Professional services	166	58	108	186%
License	1,621	1,224	397	32%
Total	$172,202	$131,550	40,652	31%
Scores segment revenues increased $40.7 million due to an increase of $22.0 million in our business-to-business scores revenue and $18.7 million in our business-to-consumer services revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price in the insurance and auto reseller markets, as well as higher origination volumes during the quarter ended June 30, 2021. The increase in business-to-consumer services revenue was attributable to an increase in both royalties derived from scores sold indirectly to consumers through credit reporting agencies and direct sales generated from the myFICO.com website.
Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 17%, 12% and 10%, respectively, of our total revenues for the quarter ended June 30, 2021. Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 15%, 11% and 9%, respectively, of our total revenues for the quarter ended June 30, 2020. Revenues from these customers included amounts recorded in our other segments.

Decision Management Software

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$17,841	$18,085	$(244)	(1)%
Professional services	9,371	11,211	(1,840)	(16)%
License	5,557	11,425	(5,868)	(51)%
Total	$32,769	$40,721	(7,952)	(20)%
Decision Management Software segment revenues decreased $8.0 million primarily due to a $5.9 million decrease in license revenue and a $1.8 million decrease in services revenue. The decrease in license revenue was primarily attributable to a decrease in the number and size of term license deals signed or renewed during the quarter ended June 30, 2021. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Applications

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$294,240	$295,102	$(862)	—%
Professional services	84,613	101,521	(16,908)	(17)%
License	19,235	37,294	(18,059)	(48)%
Total	$398,088	$433,917	(35,829)	(8)%
Applications segment revenues decreased $35.8 million primarily due to an $18.1 million decrease in license revenue and a $16.9 million decrease in services revenue. The decrease in license revenue was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled, as well as a decrease in the number and size of term license deals signed or renewed during the nine months ended June 30, 2021, mainly in our fraud solutions. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services.

Scores

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$476,217	$365,324	$110,893	30%
Professional services	986	1,141	(155)	(14)%
License	8,369	9,371	(1,002)	(11)%
Total	$485,572	$375,836	109,736	29%
Scores segment revenues increased $109.7 million due to an increase of $62.5 million in our business-to-business scores revenue and $47.2 million in our business-to-consumer services revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price in the auto, unsecured originations and insurance markets, as well as higher origination volumes. The increase in business-to-consumer services revenue was attributable to an increase in both royalties derived from scores sold indirectly to consumers through credit reporting agencies and direct sales generated from the myFICO.com website.
Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 16%, 12% and 10%, respectively, of our total revenues for the nine months ended June 30, 2021. Revenues generated from our agreements with Experian, TransUnion, and Equifax accounted for 14%, 10% and 8%, respectively, of our total revenues for the nine months ended June 30, 2020. Revenues from these customers included amounts recorded in our other segments.
Decision Management Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
Transactional and maintenance	$50,690	$47,479	$3,211	7%
Professional services	29,538	32,901	(3,363)	(10)%
License	18,071	30,073	(12,002)	(40)%
Total	$98,299	$110,453	(12,154)	(11)%

Decision Management Software segment revenues decreased $12.2 million due to a $12.0 million decrease in license revenue and a $3.4 million decrease in services revenue, partially offset by a $3.2 million increase in transactional and maintenance revenue. The decrease in license revenue was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled, as well as a decrease in the number and size of term license deals signed or renewed during the nine months ended June 30, 2021. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services. The increase in transactional and maintenance revenue was primarily attributable to an increase in SaaS subscription revenue.
Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2021	2020	2021	2020
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$338,184	$313,731	100%	100%	$24,453	8%
Operating expenses:
Cost of revenues	82,240	88,569	24%	29%	(6,329)	(7)%
Research and development	45,826	41,411	14%	13%	4,415	11%
Selling, general and administrative	107,729	99,832	32%	32%	7,897	8%
Amortization of intangible assets	810	1,048	—%	—%	(238)	(23)%
Gains on product line asset sales and business divestiture	(92,805)	—	(27)%	—%	(92,805)	—%
Total operating expenses	143,800	230,860	43%	74%	(87,060)	(38)%
Operating income	194,384	82,871	57%	26%	111,513	135%
Interest expense, net	(10,018)	(11,223)	(3)%	(4)%	1,205	(11)%
Other income, net	3,526	4,560	1%	2%	(1,034)	(23)%
Income before income taxes	187,892	76,208	56%	24%	111,684	147%
Income tax provision	36,694	12,132	11%	4%	24,562	202%
Net income	$151,198	$64,076	45%	20%	87,122	136%
Number of employees at quarter end	3,841	4,065			(224)	(6)%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2021	2020	2021	2020
	(In thousands)				(In thousands)
Revenues	$981,959	$920,206	100%	100%	$61,753	7%
Operating expenses:
Cost of revenues	260,101	267,466	27%	29%	(7,365)	(3)%
Research and development	130,089	119,793	13%	13%	10,296	9%
Selling, general and administrative	298,912	315,318	31%	34%	(16,406)	(5)%
Amortization of intangible assets	2,692	4,046	—%	1%	(1,354)	(33)%
Restructuring and impairment charges	—	3,104	—%	—%	(3,104)	(100)%
Gains on product line asset sales and business divestiture	(100,139)	—	(10)%	—%	(100,139)	—%
Total operating expenses	591,655	709,727	60%	77%	(118,072)	(17)%
Operating income	390,304	210,479	40%	23%	179,825	85%
Interest expense, net	(29,602)	(32,245)	(3)%	(3)%	2,643	(8)%
Other income, net	6,974	2,333	1%	—%	4,641	199%
Income before income taxes	367,676	180,567	37%	20%	187,109	104%
Income tax provision	61,312	3,282	6%	1%	58,030	1,768%
Net income	$306,364	$177,285	31%	19%	129,079	73%

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
The quarter-over-prior year quarter decrease in cost of revenues of $6.3 million was primarily attributable to a $4.2 million decrease in personnel and labor costs and a $3.2 million decrease in allocated facilities and infrastructure costs, both largely driven by our strategic cost initiative implemented in September 2020, in which we reduced our workforce, consolidated office space and abandoned certain property and equipment. The increase was partially offset by a $1.4 million increase in direct materials cost as a result of increased third-party data costs related to increased Scores revenue. Cost of revenues as a percentage of revenues decreased to 24% during the quarter ended June 30, 2021 from 29% during the quarter ended June 30, 2020, primarily due to increased sales of our higher-margin Scores products.
The year-to-date period over period decrease in cost of revenues of $7.4 million was primarily attributable to $6.4 million decrease in allocated facilities and infrastructure costs and a $3.7 million decrease in travel costs, partially offset by a $4.3 million increase in direct materials cost. The decrease in allocated facilities and infrastructure costs was primarily driven by our strategic cost initiative implemented in September 2020, in which we consolidated office space and abandoned certain property and equipment. The decrease in travel costs was primarily attributable to a decrease in travel activity due to COVID-19. The increase in direct materials cost was primarily driven by third-party data costs related to increased Scores revenue. Cost of revenues as a percentage of revenues decreased to 26% during the nine months ended June 30, 2021 from 29% during the nine months ended June 30, 2020, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Applications and Decision Management Software products.

The quarter-over-prior year quarter increase in research and development expenses of $4.4 million was primarily attributable to an increase in labor and personnel costs as a result of increased headcount. Research and development expenses as a percentage of revenues increased to 14% during the quarter ended June 30, 2021 from 13% during the quarter ended June 30, 2020.
The year-to-date period over period increase in research and development expenses of $10.3 million was primarily attributable to an increase in labor and personnel costs as a result of increased headcount. Research and development expenses as a percentage of revenues was 13% during each of the nine months ended June 30, 2021 and June 30, 2020.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses; and the cost of operating computer systems.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $7.9 million was primarily attributable to an increase in personnel and labor costs, primarily driven by an increase in share-based compensation and incentive costs, partially offset by a decrease in non-capitalizable commission cost. Selling, general and administrative expenses as a percentage of revenues was 32% during each of the quarters ended June 30, 2021 and June 30, 2020.
The year-to-date period over period decrease in selling, general and administrative expenses of $16.4 million was primarily attributable to a $7.6 million decrease in travel costs, a $5.5 million decrease in allocated facilities and infrastructure costs, as well as a $4.1 million decrease in marketing costs. The decrease in travel costs was due to a decrease in travel activity due to COVID-19. The decrease in allocated facilities and infrastructure costs was largely driven by our strategic cost initiative implemented in September 2020, in which we consolidated office space and abandoned certain property and equipment. The decrease in marketing costs was primarily driven by a company-wide marketing event held during the first quarter of our fiscal 2020. Selling, general and administrative expenses as a percentage of revenues decreased to 31% during the nine months ended June 30, 2021 from 34% during the nine months ended June 30, 2020.
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
Amortization expense was $0.8 million during the quarter ended June 30, 2021 compared to $1.0 million during the quarter ended June 30, 2020.
Amortization expense was $2.7 million during the nine months ended June 30, 2021 compared to $4.0 million during the nine months ended June 30, 2020. The decrease was primarily attributable to certain assets associated with our Tonbeller acquisition becoming fully amortized in January 2020.
Restructuring and Impairment Charges
There were no restructuring expenses during the quarter and nine months ended June 30, 2021.
There were no restructuring expenses during the quarter ended June 30, 2020. During the nine months ended June 30, 2020, we incurred employee separation costs of $3.1 million due to the elimination of 69 positions throughout the Company. Cash payments for all the employee separation costs were paid during fiscal 2020.
Gains on Product Line Asset Sales and Business Divestiture
The $92.8 million gain on product line asset sales and business divestiture during the quarter ended June 30, 2021 was attributable to the sale of the C&R business in June 2021. The $100.1 million gain during the nine months ended June 30, 2021 also included a $7.3 million gain attributable to the sale of all assets related to our cyber risk score operations in October 2020, and the sale of certain assets related to our Applications and Decision Management Software operations to an affiliated joint venture in China in December 2020.

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
The quarter-over-prior year quarter decrease in interest expense of $1.2 million was primarily attributable to a lower average outstanding debt balance during the quarter ended June 30, 2021.
The year-to-date period over period decrease in interest expense of $2.6 million was primarily attributable to a lower average outstanding debt balance during the nine months ended June 30, 2021.
Other Income, Net
Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts and other non-operating items.
The quarter-over-prior year quarter decrease in other income, net of $1.0 million was primarily attributable to a decrease in net unrealized gains on our supplemental retirement and savings plan.
The year-to-date period over period increase in other income, net of $4.6 million was primarily attributable to an increase in net unrealized gains on our supplemental retirement and savings plan during the nine months ended June 30, 2021.
Income Tax Provision
The effective income tax rates were 19.5% and 15.9% during the quarters ended June 30, 2021 and 2020, respectively, and 16.7% and 1.8% during the nine months ended June 30, 2021 and 2020, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the nine months ended June 30, 2021 and 2020 were both impacted favorably by the recording of excess tax benefits relating to stock awards. In addition, the effective tax rate for the nine months ended June 30, 2021 was increased by the tax impact of the gain on the sale of C&R business.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income (loss) for the quarters and nine-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020
	(In thousands)		(In thousands)
Applications	$35,429	$30,399	$5,030	17%
Scores	146,784	110,217	36,567	33%
Decision Management Software	(15,243)	(3,118)	(12,125)	389%
Corporate expenses	(33,820)	(31,315)	(2,505)	8%
Total segment operating income	133,150	106,183	26,967	25%
Unallocated share-based compensation	(30,761)	(22,264)	(8,497)	38%
Unallocated amortization expense	(810)	(1,048)	238	(23)%
Unallocated gains on product line asset sales and business divestiture	92,805	—	92,805	—%
Operating income	$194,384	$82,871	111,513	135%

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020
	(In thousands)		(In thousands)
Applications	$98,303	$95,390	$2,913	3%
Scores	416,351	321,131	95,220	30%
Decision Management Software	(40,233)	(31,385)	(8,848)	28%
Corporate expenses	(97,465)	(99,310)	1,845	(2)%
Total segment operating income	376,956	285,826	91,130	32%
Unallocated share-based compensation	(84,099)	(68,197)	(15,902)	23%
Unallocated amortization expense	(2,692)	(4,046)	1,354	(33)%
Unallocated restructuring and impairment charges	—	(3,104)	3,104	(100)%
Unallocated gains on product line asset sales and business divestiture	100,139	—	100,139	—%
Operating income	$390,304	$210,479	179,825	85%
Applications

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)				(In thousands)
Segment revenues	$133,213	$141,460	100%	100%	$398,088	$433,917	100%	100%
Segment operating expense	(97,784)	(111,061)	(73)%	(79)%	(299,785)	(338,527)	(75)%	(78)%
Segment operating income	$35,429	$30,399	27%	21%	$98,303	$95,390	25%	22%

Scores

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)				(In thousands)
Segment revenues	$172,202	$131,550	100%	100%	$485,572	$375,836	100%	100%
Segment operating expense	(25,418)	(21,333)	(15)%	(16)%	(69,221)	(54,705)	(14)%	(15)%
Segment operating income	$146,784	$110,217	85%	84%	$416,351	$321,131	86%	85%
Decision Management Software

	Quarter Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)				(In thousands)
Segment revenues	$32,769	$40,721	100%	100%	$98,299	$110,453	100%	100%
Segment operating expense	(48,012)	(43,839)	(147)%	(108)%	(138,532)	(141,838)	(141)%	(128)%
Segment operating loss	$(15,243)	$(3,118)	(47)%	(8)%	$(40,233)	$(31,385)	(41)%	(28)%
The quarter-over-prior year quarter $111.5 million increase in operating income was primarily attributable to an $92.8 million gain on product line asset sales and business divestiture during the quarter ended June 30, 2021, a $24.5 million increase in segment revenues and a $5.0 million decrease in segment operating expenses, partially offset by an $8.5 million increase in share-based compensation cost and a $2.5 million increase in corporate expenses.
At the segment level, the quarter-over-prior year quarter $27.0 million increase in segment operating income was the result of a $36.6 million increase in our Scores segment operating income and a $5.0 million increase in our Applications segment operating income, partially offset by a $12.1 million increase in our Decision Management Software segment operating loss and a $2.5 million increase in corporate expenses.
The quarter-over-prior year quarter $5.0 million increase in Applications segment operating income was due to a $13.3 million decrease in segment operating expenses, partially offset by a $8.3 million decrease in segment revenue. Segment operating income as a percentage of segment revenue for Applications increased to 27% from 21%, primarily attributable to a decrease in travel activity due to COVID-19, as well as our strategic cost initiative implemented in September 2020, in which we reduced our workforce, consolidated office space and abandoned certain property and equipment.
The quarter-over-prior year quarter $36.6 million increase in Scores segment operating income was due to a $40.7 million increase in segment revenue, partially offset by a $4.1 million increase in segment operating expenses. Segment operating margin for Scores during the quarter ended June 30, 2021 was 85%, consistent with the quarter ended June 30, 2020.
The quarter-over-prior year quarter $12.1 million increase in Decision Management Software segment operating loss was due to a $7.9 million decrease in segment revenue and a $4.2 million increase in segment operating expenses. Segment operating margin for Decision Management Software decreased to negative 47% from negative 8%, mainly due to a decrease in sales of our higher-margin software products.
The year-to-date period over period increase of $179.8 million in operating income was primarily attributable to a $100.1 million gain on product line asset sales and business divestiture during the nine months ended June 30, 2021, a $61.8 million increase in segment revenues, a $27.5 million decrease in segment operating expenses and a $3.1 million decrease in restructuring and impairment charges, partially offset by a $15.9 million increase in share-based compensation cost.
At the segment level, the year-to-date period over period increase of $91.1 million in segment operating income was the result of a $95.2 million increase in our Scores segment operating income, a $2.9 million increase in our Applications segment operating income and a $1.8 million decrease in corporate expenses, partially offset by an $8.8 million increase in our Decision Management Software segment operating loss.

The year-to-date period over period $2.9 million increase in Applications segment operating income was due to a $38.7 million decrease in segment operating expenses, partially offset by a $35.8 million decrease in segment revenue. Segment operating income as a percentage of segment revenue for Applications increased to 25% from 22%, primarily attributable to a decrease in travel activity due to COVID-19, as well as our strategic cost initiative implemented in September 2020 in which we reduced our workforce, consolidated office space and abandoned certain property and equipment.
The year-to-date period over period $95.2 million increase in Scores segment operating income was attributable to a $109.7 million increase in segment revenue, partially offset by a $14.5 million increase in segment operating expenses. Segment operating margin for Scores during the nine months ended June 30, 2021 was 86%, consistent with the nine months ended June 30, 2020.
The year-to-date period over period $8.8 million increase in Decision Management Software segment operating loss was attributable to a $12.1 million decrease in segment revenue, partially offset by a $3.3 million decrease in segment operating expenses. Segment operating margin for Decision Management Software decreased to negative 41% from negative 28%, mainly due to a decrease in sales of our higher-margin software products.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2021, we had $237.6 million in cash and cash equivalents, which included $186.4 million held by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $400 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements. Under our current financing arrangements, we have no significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2021	2020
	(In thousands)
Cash provided by (used in):
Operating activities	$332,062	$228,730	$103,332
Investing activities	137,599	(23,346)	160,945
Financing activities	(394,572)	(183,483)	(211,089)
Effect of exchange rate changes on cash	5,129	(2,654)	7,783
Increase in cash and cash equivalents	$80,218	$19,247	60,971

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $332.1 million during the nine months ended June 30, 2021 from $228.7 million during the nine months ended June 30, 2020. The $103.3 million increase was attributable to a $129.1 million increase in net income and a $80.6 million increase that resulted from timing of receipts and payments in our ordinary course of business, partially offset by a $106.3 million decrease in non-cash items, including a $100.1 million gain on product line asset sales and business divestiture.
Cash Flows from Investing Activities
Net cash provided by investing activities was $137.6 million for the nine months ended June 30, 2021 as compared to net cash used of $23.3 million for the nine months ended June 30, 2020. The $160.9 million change was primarily attributable to $146.4 million in cash proceeds from the product line asset sales and business divestiture during the nine months ended June 30, 2021 and a $15.3 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $394.6 million for the nine months ended June 30, 2021 from $183.5 million for the nine months ended June 30, 2020. The $211.1 million increase was primarily attributable to a $350.0 million decrease in proceeds from issuance of senior notes and a $331.2 million increase in repurchases of common stock, partially offset by a $236.0 million increase in proceeds from our revolving line of credit and a $227.0 million decrease in payments on our revolving line of credit.
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
As part of the broader share repurchase program, we entered into the ASR Agreement with Wells Fargo on June 17, 2021 to repurchase $200.0 million of our common stock. Pursuant to the ASR Agreement, we paid $200.0 million to Wells Fargo and received an initial delivery of 319,400 shares of common stock, which approximated 80 percent of the total number of expected shares to be repurchased under the ASR Agreement. The final number of shares to be repurchased and the average price paid per share will be determined upon the expected settlement of the agreement during the fourth quarter of fiscal 2021.
Pursuant to the July 2020 and March 2021 programs, we repurchased approximately 489,000 shares of our common stock, including 319,400 shares repurchased under the ASR Agreement, at a total repurchase price of $246.0 million and 1,031,000 shares of our common stock, including 319,400 shares repurchased under the ASR Agreement, at a total repurchase price of $501.2 million during the quarter and nine months ended June 30, 2021, respectively. As of June 30, 2021, we had $225.3 million remaining under the March 2021 program, which includes a $40.0 million prepayment under the ASR Agreement.

Revolving Line of Credit
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including: maintaining a maximum consolidated leverage ratio of 3.25 on an average trailing four-quarter basis, subject to a step up to 3.75 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of June 30, 2021, we had $316.0 million in borrowings outstanding at a weighted-average interest rate of 1.216% and we were in compliance with all financial covenants under this credit facility, and do not believe we are at material risk of not meeting these covenants due to COVID-19.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of June 30, 2021, the carrying value of the Senior Notes was $750.0 million and we were in compliance with all financial covenants under these obligations, and do not believe we are at material risk of not meeting these covenants due to COVID-19.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2021 and September 30, 2020:

	June 30, 2021			September 30, 2020
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$237,612	$237,612	0.02%	$157,394	$157,394	0.05%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	449,000	400,000	442,000
The 2019 Senior Notes	350,000	359,625	350,000	358,750
Total	$750,000	$808,625	$750,000	$800,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $9.4 million and $10.6 million at June 30, 2021 and September 30, 2020, respectively.
We have a $400 million unsecured revolving line of credit with a syndicate of banks that expires on May 8, 2023. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.875% and for LIBOR borrowings ranges from 1.000% to 1.875%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $316.0 million in borrowings outstanding at a weighted-average interest rate of 1.216% under the credit facility as of June 30, 2021.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2021 and September 30, 2020:

	June 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	16,600	$19,715	$—
Buy foreign currency:
British pound (GBP)	GBP	14,601	$20,300	$—
Singapore dollar (SGD)	SGD	5,363	$4,000	$—

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	$—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	$—
Singapore dollar (SGD)	SGD	7,815	$5,700	$—
The foreign currency forward contracts were entered into on June 30, 2021 and September 30, 2020, respectively; therefore, their fair value was $0 on each of these dates.
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
The situation surrounding the COVID-19 pandemic is constantly evolving and both the short-term and long-term effects remain unknown. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. The COVID-19 pandemic may affect the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to change product selections or term commitments, delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations and overall financial performance. We have seen evidence that COVID-19 has adversely affected certain segments and originations volume, which may impact future revenue. We are unable to accurately predict the complete impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the severity and transmission rate of the virus and its variants, the duration and any resurgence of the outbreak, the extent and effectiveness of containment actions, the effectiveness of any medical treatment and prevention options, and the impact of these and other factors on us, our employees, customers, partners and vendors, and on worldwide and U.S. economic conditions. If we are not able to respond to and manage these impacts effectively, our business may be harmed to a material extent.
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

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, the GDPR became effective on May 25, 2018 and imposes, among other things, strict obligations and restrictions on the ability to collect, analyze and transfer European Union (“E.U.”) personal data, a requirement for prompt notice of data breaches in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual revenue). A decision in July 2020 by the Court of Justice of the European Union (i.e., Schrems II), called into question certain data transfer mechanisms between the E.U. and the U.S. In June 2021, the European Commission issued new standard contractual clauses (“SCCs”) governing cross-border data transfers and data exchanges among controllers and processors, which reflect more recent data protection laws, such as the GDPR, and account for the analysis in the Schrems II decision. We will be required to transition to the new SCCs, which may involve interpretive issues and may have an adverse impact on cross-border transfers of personal data, may subject us to additional scrutiny from E.U. regulators or may increase our costs of compliance.

Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy and data security laws. The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. A new privacy law, the California Privacy Rights Act, passed via a ballot referendum in November 2020, and will revise and expand the scope of the CCPA. Other U.S. states have considered and/or enacted similar privacy laws.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2021 through April 30, 2021	82,584	$519.79	80,000	$429,721,827
May 1, 2021 through May 31, 2021	70,322	$493.57	70,000	$395,172,728
June 1, 2021 through June 30, 2021	340,661	$500.38	339,400	$225,338,529
	493,567	$502.65	489,400	$225,338,529

(1)Includes 4,167 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2021.
(2)In July 2020, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. On March 12, 2021, our Board of Directors approved a new stock repurchase program following the completion of the July 2020 program. This new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. As part of the broader share repurchase program, we entered into an ASR Agreement with Wells Fargo on June 17, 2021 to repurchase $200.0 million of our common stock. Pursuant to the ASR Agreement, we paid $200.0 million to Wells Fargo and received an initial delivery of 319,400 shares of common stock, which approximated 80 percent of the total number of expected shares to be repurchased under the ASR Agreement. The final number of shares to be repurchased and the average price paid per share will be determined upon the expected settlement of the agreement during the fourth quarter of fiscal 2021.
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

FAIR ISAAC CORPORATION

DATE:	August 3, 2021

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	August 3, 2021

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)