Form 10-K
period 2021-09-30
FAIR ISAAC CORP
filed 2021-11-10
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-11689

Fair Isaac Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-1499887
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 West Mendenhall, Suite 105
Bozeman,	Montana	59715
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code:
406-982-7276
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FICO	New York Stock Exchange
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
As of March 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,138,645,215 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 29, 2021 was 27,358,353 (excluding 61,498,430 shares held by the Company as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, share repurchases, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations or strategic divestitures; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

PART I
Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in nearly 120 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive companies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores, the standard measure in the U.S. of consumer credit risk, empowering them to increase financial literacy and manage their financial health. More information about us can be found on our website, www.fico.com. We make our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the U.S. Securities and Exchange Commission (“SEC”). References to our website address in this report do not constitute an incorporation by reference. Information on our website is not part of this report.

PRODUCTS AND SERVICES

Our business consists of two operating segments: Scores and Software.
Our Scores segment includes our business-to-business (“B2B”) scoring solutions and services which give our clients access to predictive credit and other scores that can be easily integrated into their transaction streams and decision-making processes. This segment also includes our business-to-consumer (“B2C”) scoring solutions, including our myFICO.com subscription offerings.
Our Software segment includes pre-configured analytic and decision management solutions designed for a specific type of business need or process — such as account origination, customer management, customer engagement, fraud detection, financial crimes compliance, and marketing — as well as associated professional services. This segment also includes FICO® Platform, a modular software offering designed to support advanced analytic and decision use cases, as well as stand-alone analytic and decisioning software that can be configured by our customers to address a wide variety of business use cases. Our offerings are available to our customers as software-as-a-service (“SaaS”) or as on-premises software.

Scores
Our B2B scoring solutions include the FICO® Score, which is the standard measure of consumer credit risk in the U.S. It is used in most U.S. credit decisions, by nearly all major banks, credit card issuers, mortgage lenders, and auto loan originators. Our B2B scoring solutions are primarily distributed through major consumer reporting agencies worldwide. Our B2C scores are sold directly to consumers through our myFICO.com website and other direct-to-consumer channels.
The FICO® Score is a three-digit number ranging from 300-850. Our proprietary analytic algorithms are applied to credit data collected and maintained by the three U.S. national consumer reporting agencies — Experian, TransUnion and Equifax — to produce standard scores that are used across the credit lifecycle, including in origination, account management and consumer marketing. Users of our scores generally pay the consumer reporting agencies a fee for each individual score generated by our algorithms, and the consumer reporting agencies pay an associated fee to us. Except for product development using de-personalized data, FICO does not collect or store the consumer credit data used in the calculation of our scores, and in most cases, we do not sell our scores directly to lenders or other end-users.
Since the introduction of the FICO® Score in the U.S. in 1989, we have regularly updated the score to take advantage of newly available data and enhanced analytics. Our most recent and most predictive scores, FICO® Score 10 and 10T, were introduced in January 2020. To increase its predictive power, FICO Score 10T builds on FICO Score 10 but also incorporates trended credit data. Trended data considers a longer historical view, giving lenders even more insight into how individuals are managing their credit. When we introduced FICO® Score 9 in 2015, it also made use of newly available data such as reported rental payment history, while also de-emphasizing medical debt and disregarding paid collections.
Most of our scores distributed today are FICO® Score 8 and FICO® Score 9. While our newer scores generally provide greater predictive accuracy than the scores they replace, we ensure that new versions of the standard FICO® Score are compatible with prior versions of the FICO Score.

In addition to the FICO® Score, we offer several other broad-based scores, including specific FICO® Industry Scores. For example, in July 2021 we introduced Bankcard and Auto Industry versions of FICO® Score 10. We also develop various custom scores for our financial services clients.
The FICO® Resilience Index is a recently introduced offering designed to complement FICO® Score models by identifying those consumers who are more resilient to economic stress relative to other consumers within the same FICO Score bands. The FICO Resilience Index is designed to enable lenders to continue to lend and better manage risk by providing a more precise assessment of loan default risk during periods of economic stress.
FICO has invested significant resources in the development of scores that can help expand credit access and lower borrowing costs for consumers that have limited credit history or who have sparse or inactive credit files. These scores use alternative data sources to enhance conventional credit bureau data and generate scores for otherwise un-scorable consumers and in many cases improve the credit scores of scorable consumers.

•FICO® Score XD uses public records and property data, and a consumer’s history with mobile phone, landline phone and cable payments, to generate scores on the same 300-850 scale as standard FICO® Scores. FICO Score XD is available to lenders through our distribution partners, LexisNexis Risk Solutions and Equifax.

•The UltraFICOTM Score uses consumer-permissioned data such as checking, savings, or money market account data, to generate scores on the same 300-850 scale as standard FICO® Scores. Incorporating consumer-permissioned data helps empower consumers to establish or improve their creditworthiness by using data that reflects sound financial activity, but that is not part of a conventional credit report.

Both scores maintain the same score to risk relationship as standard FICO® Scores, enhancing their compatibility with existing credit underwriting systems and models.
Outside the U.S., we offer FICO® Scores for consumer loans, and in some cases for small and medium business loans. These scores are typically sold to end-users through consumer reporting agencies in those countries, as they are in the U.S. We have also developed client-specific versions of the FICO Score in over ten countries that we sell directly to end-user customers. FICO Scores are currently in use or being implemented in 30 different countries across five continents outside the U.S.
We also provide FICO® Scores to consumers in the U.S. through our B2C scoring solutions. These Scores are distributed directly by us through our myFICO.com subscription offering and indirectly through our licensed distribution partners, including Experian and certain lenders through the FICO® Score Open Access Program. Through myFICO.com and other direct-to-consumer channels, consumers can purchase their FICO Scores, including credit reports associated with the scores, explanations of the factors affecting their scores, and customized educational information on how to manage their scores. Consumers can use products to simulate how taking specific actions could affect their FICO Score. Consumers can also subscribe to credit monitoring, which deliver alerts via email and text when changes to a user’s FICO Scores or other credit report content are detected. In addition, consumers can purchase identity theft monitoring products that alert them to potential risks of identity fraud.

Software

Our software harnesses the power of analytics and digital decisioning technology to help businesses automate, improve, and connect decisions across their enterprise. Most of our solutions address customer engagement, including acquisition and pricing, onboarding, servicing and management, and fraud protection. We also help businesses improve non-customer facing decisions such as supply chain optimization, scheduling management and policy adherence.
FICO provides software solutions to business customers in more than 120 countries around the world. Our software can be deployed in the cloud as SaaS utilizing FICO’s infrastructure or third-party cloud services, or on-premises using our customers’ IT infrastructure. We typically sell our software as multi-year subscriptions, with payments based on usage metrics such as the number of accounts, transactions or decisioning use cases deployed, often subject to contracted minimum payments.
A significant and growing number of our software solutions run natively on FICO® Platform, a modular software offering designed to support advanced analytics and decisioning use cases. While not all our software runs on FICO Platform today, we are investing significant development resources to enable substantially all of our software to run on FICO Platform in the future.

Principal Areas of Expertise
We specialize in solutions that empower businesses to operationalize analytics to uncover new opportunities, make timely decisions that matter, and execute them at scale. With more than 60 years of analytics and software experience, we have found that bringing human and digital intelligence together allows our customers to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably.
Our principal areas of research and development expertise are focused on the following four analytic domains.

•Predictive Modeling
Predictive modeling identifies and mathematically represents underlying relationships in historical data to make predictions or classifications about future events. Predictive models typically analyze current and historical data about individuals to produce easily understood metrics such as scores. These scores rank-order individuals or specific transactions against a particular variable such as the likelihood of making credit payments on time, the likelihood of a transaction being fraudulent or the probability of responding to a particular offer for services. Our predictive models are frequently used in mission-critical transactional systems and drive decisions and actions in near real time.

Several analytic methodologies underlie our products in this area. These include proprietary applications of both linear and nonlinear optimization algorithms, advanced neural systems, machine learning and AI. We also apply various statistical techniques for analysis and pattern detection within large datasets and can derive insights and predictive features from various forms of data, including unstructured data.

•Decision Analysis and Optimization
Decision analysis refers to the broad quantitative field that deals with modeling, analyzing, and optimizing decisions made by individuals, groups, and organizations. Whereas predictive models analyze multiple aspects of individual behavior to forecast future behavior, decision analysis analyzes multiple aspects of a given decision to identify the most effective action to take to reach a desired result. This is often referred to as prescriptive analytics. Our integrated approach to decision analysis incorporates a decision model that mathematically maps the entire decision structure; proprietary optimization technology that identifies the most effective strategies, given both the performance objective and constraints; testing and simulation required for active, continuous learning; and the robust extrapolation of an optimized strategy to a wider set of scenarios than historically encountered. Our optimization capabilities also include native support for Python modeling, as well as our own proprietary mathematical modeling and programming language, an easy-to-use authoring environment, a configurable business simulation and scenario management interface and a set of pre-built optimization algorithms.

•Transaction Profiling
Transaction profiling is a patent-protected technique used to extract meaningful information and reduce the complexity of transaction data used in modeling. Many of our products operate using transactional data, such as credit card purchase transactions, consumer interactions, or other types of data that change over time. In its raw form, this data is very difficult to use in predictive models for several reasons. First, an isolated transaction contains very little information about the behavior of the individual who generated the transaction. Second, transaction patterns change rapidly over time. Third, this type of data can often be highly complex. To overcome these issues, we have developed a set of techniques that transform raw transactional data into a mathematical representation that reveals latent information, and which make the data more usable by predictive models. This profiling technology accumulates data across multiple transactions of many types to create and update profiles of transaction patterns. These profiles enable our neural network models to efficiently and effectively make accurate assessments of, for example, fraud risk and credit risk within real-time transaction streams.

•Customer Data Integration
Decisions made about customers or prospects can benefit from data stored in multiple sources, both inside and outside the enterprise. In the areas of analytics and digital decisioning, more data is generally better. We have developed proprietary data ingestion and management tools that are able to assemble and integrate disparate data sources into a unified view of the customer, household, or other subject through the application of persistent keying technology. This data can include structured or unstructured data. In addition, our technology can integrate multiple data sources in real-time and make them available for rapid analysis and decisions such as credit approval, fraud detection and “next best offer” workflows.

We believe our analytic tools and solutions are among the best commercially available, and that we are uniquely positioned to integrate advanced analytic, software and data technologies into mission-critical business solutions that offer superior returns on investment.

FICO® Platform
FICO® Platform is an analytic and decisioning environment that empowers businesses to configure solutions that orchestrate and operationalize high velocity decisions that matter, at scale. Users of FICO Platform can bring together data from multiple sources, apply advanced analytics to derive insights, and translate those insights into actions and workflows that can be executed in real-time. Based on a modular cloud architecture, FICO Platform can be configured by our customers to solve a vast array of business challenges. FICO Platform delivers increasing value to our customers over time as they add additional analytic capabilities, configure their own solutions or utilize pre-configured solutions to address a diverse set of use cases and integrate disparate analytic and decisioning silos onto a centralized, scalable platform. This drives additional subscription software revenue for FICO over time as customers purchase more FICO Platform capabilities and pay for more usage of those capabilities.
Our goal is to move substantially all of FICO’s current software products onto FICO® Platform. For example, FICO’s industry leading rules-based decisioning engine, FICO® Blaze Advisor® decision rules management system, is now available on FICO Platform as FICO® Decision Modeler. Some FICO pre-configured solutions are now available on FICO Platform, including FICO® Originations Solution and FICO® Strategy Director. We believe this strategy of moving our software products to FICO Platform will result in revenue growth through follow-on “land and expand” sales to existing Platform customers and more sales to medium-sized businesses typically served through value-added resellers and systems integrators.
Our annual recurring revenue (“ARR”) from FICO® Platform based products was $75.2 million as of September 30, 2021, representing 14% of our total software ARR.

Our Offerings
We sell our software primarily as analytic and decisioning software or pre-configured solutions. Our software offerings are sold both individually and as integrated bundles of multiple products.

Analytic and Decisioning Software

FICO analytic and decisioning software offerings use proprietary and open source microservices and capabilities to enable both business users and data scientists to develop and execute advanced analytics and decision modeling. Our key products in this category include:
•FICO® Decision Modeler and FICO® Blaze Advisor® are our core decision rules modeling tools, which enable users to flexibly author and manage decision rules and strategies. FICO Decision Modeler delivers the functionality of our industry leading FICO Blaze Advisor product, with the added benefit of seamless integration into FICO® Platform. FICO Blaze Advisor, the predecessor to FICO Decision Modeler, is available as an off-platform product.
•FICO® Xpress Optimization provides operations research professionals and business analysts with world-class solvers and productivity tools to determine optimal outcomes for a wide range of industry problems. FICO Xpress Optimization includes a powerful modeling and programming language to quickly model and solve even the largest optimization problems. FICO Xpress Optimization runs on FICO® Platform.
•FICO® Analytics WorkbenchTM is a predictive analytics tool that allows businesses to create and deploy explainable machine learning models for use in decisions that typically require strict governance and compliance, often including regulatory oversight. FICO Analytics Workbench runs on FICO® Platform.
•FICO® Studio is a powerful, low-code / no-code application development environment that gives users the ability to quickly build enterprise-grade decision applications using FICO® Platform.
•FICO® Data Orchestrator is a data retrieval and mapping solution that can access, gather, and transform data from corporate or public facing information services, such as credit reference agencies. FICO Data Orchestrator runs on FICO® Platform.
•FICO® DMP Streaming is a real-time and batch data ingestion solution that uniquely delivers in-stream analytics for real-time data insights and complex event processing.

•FICO® Business Outcome Simulator enables business users to run a wide variety of insightful scenarios to assess how their business is likely to perform under varying conditions and assumptions. It unlocks insights into how key outcomes will likely shift in the face of changing competitor strategy, macroeconomic changes, evolving customer preferences, and more. FICO Business Outcome Simulator runs on FICO® Platform.

•FICO® Decision Optimizer helps business users understand how different customers will react to a variety of different actions that are being considered. Once that link is understood, FICO Decision Optimizer identifies the combination of actions most likely to lead to the desired portfolio outcomes through decisions such as who to offer a new product, what limit and/or price to offer, or how to treat delinquent customers. FICO Decision Optimizer runs on FICO® Platform.

Pre-Configured Solutions
FICO's pre-configured solutions optimize customer interactions in real-time, driving greater customer engagement and improving business results. They enable acquisition and growth marketing, account activation and management, omni-channel communication, risk assessment, fraud detection and prevention, and financial crime compliance. Key FICO solutions offered today include:
•FICO® Fraud and Financial Crimes Solutions help our clients detect and prevent transactional financial fraud and violations of global financial compliance regulations. Our solutions analyze activities such as credit card transactions and account openings to generate real time recommendations for immediate action. These defenses are critical to identifying and mitigating identity fraud, payments fraud and money laundering. Our models that identify transaction fraud are continually improved using a proprietary, global data set of transaction data contributed by more than 9,000 institutions that participate in the FICO® Falcon® Intelligence Network. FICO® Falcon® X is a suite of some of our Fraud and Compliance capabilities that run on FICO® Platform. We plan to offer most of our Fraud and Compliance solutions as platform-native Falcon X products in the future.
•FICO® Originations Solution is an application-to-decision credit originations solution. It enables banks, credit unions, finance companies, online lenders, auto lenders, and other companies to automate and improve the processing of requests for credit. Our Originations Solution increases the speed, consistency and efficiency with which requests are handled, reducing losses, and increasing approval rates through the application of sophisticated policies and analytics that assess applicant risk and reduce the need for manual review by underwriters. The current version of FICO Originations Solution runs on FICO® Platform.
•FICO® Customer Communication Service is an intelligent omnichannel digital communication manager for resolving customer interactions. It enables businesses to automate individualized customer dialogues with the same consistency and regulatory compliance as their human agents. With Customer Communication Service, businesses can be available 24/7 for one-way or two-way communication through any channel their consumers choose. Businesses can rapidly launch mobile alerts, messaging, virtual agents, self-service options, and other auto-resolution capabilities. It helps make the full customer journey more efficient and raises the level of data-driven digital intelligence behind lifecycle communications. Certain Customer Communication products are available on FICO Platform today, and we plan to make additional Customer Communication products available on FICO® Platform in the future.
•FICO® Strategy Director and FICO® TRIAD® Customer Manager enable businesses to automate and improve risk-based decisions for their existing credit customers. These products help businesses apply advanced analytics in credit account and customer decisions to increase portfolio revenue and reduce risk exposure and losses, while improving customer retention. They also allow users to manage risk and communications at both the account and customer level from a single place. FICO Strategy Director runs on FICO® Platform. FICO TRIAD Customer Manager, the predecessor to FICO Strategy Director, is available as an off-platform product.

FICO® Professional Services
FICO offers a range of professional services designed to help customers install and configure our software, develop and deploy advanced analytics using our software, and improve customer satisfaction and retention.
•FICO® Implementation Services. We often sell software implementation and configuration services in conjunction with our software license and SaaS subscriptions. The FICO implementation services team leverages their deep expertise in our products and their extensive industry-specific knowledge to help our customers implement and configure FICO software rapidly and effectively.
•FICO® Analytic Services. We build custom analytics, decision models and related analytics, and perform machine learning projects for clients in multiple industries. These analytic services help to improve critical business processes and operationalize analytics using FICO software products. Most of our engagements utilize predictive analytics, decision modeling and optimization to provide greater insight into customer preferences and help predict future customer behavior.
•FICO® Advisors. FICO Advisors are business consultants accelerating the practical use of FICO solutions through data-driven analytics, strategic design, and software applications. Our seasoned practitioners are uniquely valued for their credit lifecycle risk and fraud knowledge and can help drive measurable results in an ever-dynamic economic market.
Our professional services are sold on an hourly time and materials basis or for a fixed project fee.

MARKETS AND CUSTOMERS

Our scores and software products and services serve clients in multiple industries, including banking, insurance, retail, healthcare and public agencies. End users of our products include 96 of the 100 largest financial institutions in the U.S., and two-thirds of the largest 100 banks in the world. Our clients also include more than 600 insurers, including nine of the top ten U.S. property and casualty insurers; more than 300 retailers and general merchandisers; and more than 200 government or public agencies. All top ten companies on the 2021 Fortune 500 list use one or more of our solutions. In addition, our consumer solutions are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. consumer reporting agencies.
The majority of our scores are marketed and sold through consumer reporting agencies. During fiscal 2021, 2020 and 2019, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 38%, 33% and 29% of our total revenues, respectively. We also sell our scores and credit monitoring directly to consumers through our myFICO.com on-line subscription offerings. Outside of the U.S., we sell our scores through consumer reporting agencies, other third-party distributors, and in some cases directly to large end-users.
We market our software products and services primarily through our own direct sales organization that is organized around vertical and geographic markets. Sales teams are based in our headquarters and in field offices strategically located around the world. We also market our products through indirect channels, including alliance partners and other resellers. As more of our products are made available on FICO® Platform, we expect our sales through indirect channels to grow. We are investing significant resources to develop our indirect channel relationships.
Our largest market segment is financial services, representing 89% of our total revenue in 2021. Our largest geographic market is the Americas, representing 80% of our total revenue in 2021.

COMPETITION
The market for our solutions is intensely competitive and is constantly changing. Our competitors vary both in size and in the scope of the products and services they offer. We encounter competition from several sources, including:
•in-house analytic and systems developers;
•neural network developers and artificial intelligence system builders;
•fraud and compliance solution providers;
•scoring model builders;
•providers of credit reports and credit scores;
•software companies supplying predictive analytic modeling, rules, or analytic development tools;

•entity resolution and social network analysis solutions providers;
•providers of customer engagement and risk management solutions;
•providers of account/workflow management software;
•business process management and decision rules management providers;
•enterprise resource planning and customer relationship management solutions providers;
•business intelligence solutions providers;
•providers of automated application processing services; and
•third-party professional services and consulting organizations.

We believe we offer customers a unique mix of products, expertise and capabilities that allows us to compete effectively in our target markets. However, many of our competitors are larger than FICO, have more development, sales and marketing resources than FICO, and some have larger shares of our target geographic or product markets.
We believe the principal competitive factors affecting our markets include technical performance; access to unique proprietary analytical models and data; product attributes like adaptability, scalability, interoperability, functionality, and ease-of-use; on-premises and SaaS product availability; product price; customer service and support; the effectiveness of sales and marketing efforts; existing market penetration; and reputation. Although we believe our products and services compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and future competitors.

Scores
In our Scores segment, we compete with both outside suppliers and in-house analytics. Primary competitors among outside suppliers of scoring models are the three major consumer reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions, and VantageScore (a joint venture entity established by the major U.S. consumer reporting agencies). Additional competitors include consumer reporting agencies outside the U.S. like CRIF Ratings, which operates in the European Union, and other data providers like LexisNexis and ChoicePoint, some of which also are our partners.
For our offerings that deliver credit scores, credit reports and consumer credit education solutions directly to consumers, we compete with other direct to consumer credit and identity services such as Credit Karma, Credit Sesame, Experian and TransUnion, some of which are also our partners.

Software
The competition in our Software segment varies by application. In the fraud and financial crimes market for banking, we compete primarily with Nice Actimize, Experian, Pegasystems, BAE Systems Applied Intelligence, SAS, ACI Worldwide, IBM, Feedzai and Featurespace. In the customer origination market, we compete with Experian, Equifax, Moody’s, Meridian Link, and CGI, among others. In the customer management market, we compete with Experian and SAS, among others. In the marketing services market, we compete with Pegasystems, Equifax, Experian, SAS, Adobe and Salesforce, among others.

PRODUCT PROTECTION AND TRADEMARKS

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality agreements and procedures to protect our proprietary rights.
We retain the title to and protect the suite of models and software used to develop scoring models as a trade secret. We also restrict access to our source code and limit access to and distribution of our software, documentation, and other proprietary information. We have generally relied upon the laws protecting trade secrets and upon contractual nondisclosure safeguards and restrictions on transferability to protect our software and proprietary interests in our product and service methodology and know-how. Our confidentiality procedures include invention assignment and proprietary information agreements with our employees and independent contractors, and nondisclosure agreements with our distributors, strategic partners, and customers. We also claim copyright protection for certain proprietary software and documentation.
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 190 U.S. and 18 foreign patents with 82 applications pending.

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
GOVERNMENTAL REGULATION
We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business. Laws and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision and future lawsuits arising from our products and services. Laws and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Laws and regulations that may affect our business and our current and prospective customers’ activities include, but are not limited to, those summarized below.

Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, the United Kingdom (“U.K.”) and European Union (“E.U.”) General Data Protection Regulation (the “GDPR”) impose, among other things, strict obligations and restrictions on the ability to collect, analyze and transfer U.K. and E.U. personal data, a requirement for prompt notice of data breaches in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual revenue under the E.U. GDPR and up to the greater of 17.5 million Pounds or 4% of annual global turnover under the U.K. GDPR). A decision in July 2020 by the Court of Justice of the European Union (i.e., Schrems II), called into question certain data transfer mechanisms between the E.U. and the U.S. In June 2021, the European Commission issued new standard contractual clauses (“SCCs”) governing cross-border data transfers and data exchanges among controllers and processors, which reflect more recent data protection laws, such as the GDPR, and account for the analysis in the Schrems II decision. Our transition to the new SCCs, which may involve interpretive issues and may have an adverse impact on cross-border transfers of personal data, may subject us to additional scrutiny from E.U. regulators or may increase our costs of compliance. Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy and data security laws.

The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Other U.S. states have considered and/or enacted similar privacy laws, including Virginia and Colorado, which passed new consumer privacy laws in 2021.

The Gramm-Leach-Bliley Act ("GLBA") regulates, among other things, the receipt, use, disclosure, and security of non-public personal information of consumers held by “financial institutions” and applies indirectly to companies that provide services to financial institutions. As a provider of services to financial institutions, portions of our business are subject to obligations to comply with certain GLBA provisions, including limitations on the use or disclosure of the underlying data and rules relating to the technological, physical and administrative safeguarding of non-public personal information.

The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” We function as a business associate for certain of our customers that are HIPAA-covered entities and service providers and, in that context, we are regulated as a business associate for the purposes of HIPAA.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) with respect to consumer financial services practices and provides the Consumer Financial Protection Bureau (the “CFPB”) with enforcement authority to enforce those provisions. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to a financial institution offering consumer financial products and services. Further, the CFPB has authority to designate non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. In addition, the regulators of some of our largest financial institution customers may require them to exercise greater oversight and perform more rigorous audits of their key service providers such as us.

The Federal Trade Commission Act (the “FTC Act”) prohibits unfair methods of competition and unfair or deceptive acts or practices. Under the FTC Act, the FTC’s jurisdiction includes the ability to bring enforcement actions based on the security measures we employ to safeguard the personal data of consumers. Allegations that we failed to safeguard or handle such data in a reasonable manner may subject us to regulatory scrutiny or enforcement action.

The U.S. Fair Credit Reporting Act (the “FCRA”) applies to consumer reporting agencies, as well as data furnishers, and users of consumer reports such as banks and other companies, many of which are our customers. The FCRA provisions govern the accuracy, fairness and privacy of information in the files of consumer reporting agencies that engage in the practice of assembling or evaluating information relating to consumers for certain specified purposes. The FCRA limits the type of information that may be reported by consumer reporting agencies, limits the distribution and use of consumer reports, establishes consumer rights to access and dispute their own credit files, includes provisions designed to prevent identity theft and assist fraud victims, requires consumer reporting agencies to make a free annual credit report available to consumers and imposes many other requirements on consumer reporting agencies, data furnishers and users of consumer report information. These requirements can affect the manner and extent to which our customers use our products and services.

A number of states have enacted requirements similar to the FCRA. Some of these state laws impose additional, or more stringent, requirements than the FCRA, especially in connection with investigations and responses to reported inaccuracies in consumer reports. The FCRA preempts some of these state laws, but the scope of preemption continues to be defined by the courts. Various consumer credit laws and regulations in the foreign countries where we conduct business also affect the products and services we offer to our customers.

The Credit Repair Organizations Act (the “CROA”) regulates companies that claim to be able to assist consumers in improving their credit standing. There have been efforts to apply the CROA to credit monitoring services offered by consumer reporting agencies and others, which may impact certain of our products and services.

Special requirements may apply to us when providing services directly or indirectly to U.S. federal, state and local government agencies. The applicable requirements depend upon the monetary value of the awarded contract, the particular government agency awarding or funding the contract, the scope of services to be delivered, and the level of access that the agency will need to provide to us to enable us to perform the contract. For example, we may need to abide by the Privacy Act of 1974, the Internal Revenue Service’s Publication 4812, and the Federal Acquisition Regulation and associated supplemental contract clauses. Each of these laws, regulations and contract clauses imposes certain requirements, including measures for the protection of personal information or information that is otherwise categorized as sensitive by the government. Government agencies frequently modify or supplement these requirements, and consequences for violations of applicable requirements may include penalties, civil liability and for severe infractions, criminal liability.

Additional laws and regulations that may affect our business and our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:

•Laws and regulations that limit the use of credit scoring models (e.g., state “mortgage trigger” or “inquiries” laws, state insurance restrictions on the use of credit-based insurance scores, and the E.U. Consumer Credit Directive).

•Fair lending laws (e.g., the Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act).

•The Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; and identity theft, file freezing, and similar state privacy laws.

•Laws and regulations related to extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards.

•Laws and regulations applicable to secondary market participants (e.g., The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”)) that could have an impact on our scoring products and revenues, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the Federal Housing Finance Agency in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards or criteria established pursuant to such laws or regulations.

•Laws and regulations applicable to our customer communication clients and their use of our products and services (e.g., the Telemarketing Sales Rule, Telephone Consumer Protection Act, the CAN-SPAM Act, the Fair Debt Collection Practices Act, and regulations promulgated thereunder).

•Laws and regulations applicable to our insurance clients and their use of our insurance products and services.

•The application or extension of consumer protection laws, including implementing regulations (e.g., the Consumer Financial Protection Act, the Truth In Lending Act and Regulation Z, the Fair Debt Collection Practices Act, the Servicemembers Civil Relief Act, and the Military Lending Act).

•Laws and regulations governing the use of the Internet and social media, telemarketing, advertising, endorsements and testimonials.

•Anti-money laundering laws and regulations (e.g., the Bank Secrecy Act and the USA PATRIOT Act).

•Laws and regulations restricting transactions with sanctioned parties and regarding export controls as they apply to FICO products delivered in non-U.S. countries (e.g., Office of Foreign Asset Control sanctions, and Export Administration Regulations).

We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices acts and various employment laws.
HUMAN CAPITAL RESOURCES
Our People

As of September 30, 2021, we employed 3,662 persons across 31 countries. Of these, our largest representation includes 1,299 (36%) based in the United States, 1,296 (35%) based in India and 331 (9%) based in the United Kingdom. Other than to the extent mandated by applicable law in certain foreign jurisdictions, none of our employees are covered by a collective bargaining agreement, and no work stoppages were experienced during fiscal 2021.

Our Board of Directors (our “Board”) and executive leadership team believe that our people are vital to our success. The Leadership Development and Compensation Committee (the “LDCC”) of our Board oversees all human capital management policies, programs and strategies, including but not limited to those regarding talent recruitment, development and retention, health and safety, organizational culture, employee engagement, diversity, equity and inclusion, and compensation and benefits. The LDCC also periodically reviews and reports to the Board with respect to succession planning for our Chief Executive Officer and other senior management positions. In addition, our Chief Human Resources Officer reports to our Board periodically on people-focused programs.

Employee Engagement

For much of the past decade, we have conducted quarterly workforce surveys to measure employee engagement and gain feedback and insights from our people about ways to improve the employee experience and the effectiveness of our business operations. The results and insights of these studies are shared with the work team, executive team and our Board and are leveraged to drive positive organizational change.

Examples of organizational changes that have been driven by the insights from these surveys include investments in expanded workforce capacity, targeted recruiting of under-represented groups, broadened and more frequent company-wide communications, expanded employee stock ownership, expanded benefit programs including paid parental leave, enhanced incentive plan funding and expanded investments in professional development and culture-based initiatives to promote inclusiveness and belonging.

Diversity, Equity and Inclusion

FICO is committed to building and reinforcing a culture where individual differences and perspectives are valued. We believe that diverse teams can better relate to and deliver against the many and varied needs of our clients. We also believe that promoting a culture where individual differences are both welcomed and valued allows us to attract the best talent while allowing people to reach their full potential.

Foundationally, we have adopted a “Commitment to Inclusion and Belonging Policy” which provides that all employment-related decisions be made in compliance with established equal opportunity statutes. Accordingly, all decisions to employ, transfer, promote, train, compensate or otherwise provide access to benefit programs are to be made in accordance with these statutes. In addition, in the United States we have established an Affirmative Action Program and underlying plans for office locations with 50 or more employees to formally measure, report on and identify needed actions to close any gaps involving the utilization and advancement of women, minorities, disabled persons and veterans. All employees receive mandatory training and testing on this and other foundational and compliance policies during the on-boarding process and every two years thereafter, with people managers receiving training regarding their unique leadership responsibilities. As examples, we have a mandatory training program to identify, prevent and combat prohibited harassment, as well as training and “dialogue sessions” designed to build understanding of unconscious biases and strategies to overcome them.

Building on this foundation, we sponsor and provide dedicated funding to multiple employee resource groups (“ERGs”) that help support our goals of workforce engagement and a strong sense of inclusion and belonging. FICO ERGs focus on women, race/ethnicity, LGBTQ+ and community support groups. Our FICO Cares ERG encourages our people to connect with and contribute to their community. We encourage employees to participate in volunteer activities by providing work schedule flexibility and paid Community Volunteer Leave. We also support employee cash donations to qualified charitable organizations through our Corporate Matching Gift Program.

As one strategy to accelerate progress in expanding workforce diversity, we engaged in targeted campus recruiting efforts. In the United States, we formed a new partnership with the Management Leadership for Tomorrow (MLT.org) organization, which helped us connect with Black, Latinx and Native American college students for summer internships followed by offers of full-time employment upon graduation.

Additional information on our diversity metrics and programs, including our EEO-1 survey results, will be available soon on the Corporate Responsibility page of our website at www.fico.com/en/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Talent Recruitment

We leverage our organizational culture as a competitive advantage in our efforts to attract talent from the broadest possible pool. We deploy structured selection practices to ensure strong alignment between candidate qualifications and knowledge and skills needed for success in each role, while avoiding unconscious biases.

Professional Development

To support professional development, we offer a structured onboarding program with training specific to a variety of identified career paths to help new employees become rapidly engaged and productive. We have invested in building the FICO Integrated Learning Organization (“ILO”), which is led by our Chief Learning Officer. The ILO develops customized learning content for colleagues, clients and partners around the world. We deliver high quality, targeted new hire onboarding, technology and product skill training, compliance and management and leadership education through this “FICO Learning” platform. This allows our employees to obtain the knowledge and skills to effectively perform in their current roles, while also preparing them for new opportunities. We also offer financial support for degreed programs through a tuition reimbursement program.

Compensation and Benefit Programs

We regularly participate in market-based compensation surveys and seek the advice of outside experts to ensure that our base pay and incentive structures are competitive. We create a strong sense of shared purpose by having our CEO and each member of our executive leadership team participate in the same annual cash incentive bonus plan, as all non-sales employees across our organization.

Over the course of the past five years, we’ve steadily and significantly expanded participation in our annual performance-based equity program from 7% to nearly 25% of our workforce. In addition, two years ago, we adopted an Employee Stock Purchase Plan for eligible employees designed to promote even broader equity participation.

We offer competitive health and welfare benefit plans with significant company subsidies to offset premiums, retirement plans with a competitive company match to encourage participation and flexible paid-time-off programs including vacation, sick time and disability time. We have adopted paid Maternity and Parental Leave benefits totaling up to 12 weeks.

Health and Safety

We are committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety. All employees and contractors are required to comply with established safety policies, standards and procedures.

As the COVID-19 pandemic persists, our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. Beginning in March 2020, our employees were instructed to work from home in each country where we operate. As certain offices have reopened due to the lifting of local government restrictions, we have maintained a “Voluntary Work-From-Home Policy” providing our people with valued flexibility. In addition, we have implemented a post-pandemic “Remote Work Policy” permitting our people in countries other than India to elect to work primarily from home on an ongoing basis with 75 percent of eligible employees electing to do so. We have also substantially reduced employee travel to only essential business needs in favor of ongoing video-based meetings.

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
As a result of the COVID-19 pandemic, we temporarily closed the majority of our offices (including our corporate headquarters in the United States), but are in the process of re-opening them while extending our company-wide voluntary work from home policy until early January 2022 and allowing the majority of our workforce the flexibility to work remotely on an ongoing basis. In addition, we continue to impose certain travel restrictions where applicable. Both of these actions have disrupted how we operate our business. Due in part to anticipated post-pandemic workforce patterns, in late fiscal 2020 and early fiscal 2021, we permanently closed certain non-core offices, reduced certain other office space and reduced our global workforce. Our operations may be further negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and countries may impose or continue to impose requirements and restrictions related to COVID-19 that affect us, including a wide range of restrictions on our employees’, partners’ and customers’ physical movement to limit the spread of COVID-19. We postponed, canceled or shifted certain of our customer, employee or industry events to virtual-only experiences and may decide to do so in the future. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity or ability to collaborate, our results of operations and overall financial performance may be harmed.

The situation surrounding the COVID-19 pandemic is constantly evolving and both the short-term and long-term effects remain unknown. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. The COVID-19 pandemic may affect the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to change product selections or term commitments, delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations and overall financial performance. COVID-19 has adversely affected certain segments and originations volume, which may impact future revenue. We are unable to accurately predict the complete impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the severity and transmission rate of the virus and its variants, the duration and any resurgence of the outbreak, the extent and effectiveness of containment actions, the effectiveness and acceptance of any medical treatment and prevention options, and the impact of these and other factors on us, our employees, customers, partners and vendors, and on worldwide and U.S. economic conditions. If we are not able to respond to and manage these impacts effectively, our business may be harmed to a material extent.
We may not be successful in executing our business strategy, which could cause our growth prospects and results of operations to suffer.
We have increasingly focused our business strategy on investing significant development resources to enable substantially all of our software to run on FICO® Platform, our modular software offering designed to support advanced analytics and decisioning use cases. Our business strategy is designed to enable us to increase our business by selling multiple connectable and extensible products to clients, as well as to enable the development of custom client solutions and to allow our clients to more easily expand their usage and the use cases they enable over time. The market may be unreceptive to our general business approach, including being unreceptive to our cloud-based offerings, unreceptive to purchasing multiple products from us, or unreceptive to our customized solutions. As we continue to pursue our business strategy, we may experience volatility in our revenues and operating results caused by various factors, including differences in revenue recognition treatment between our cloud-based offerings and on-premises software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales and delivery methods. If our business strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

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

During fiscal 2021, 89% of our revenues were derived from sales of products and services to the banking industry. Periods of global economic uncertainty experienced in the past have produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for future stress and disruptions, including in connection with the COVID-19 pandemic, presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our products and services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

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

We rely on relatively few customers, as well as our contracts with the three major consumer reporting agencies, for a significant portion of our revenues and profits. Many of our customers are significantly larger than we are and may have greater bargaining power. The businesses of our largest customers depend, in large part, on favorable macroeconomic conditions. If these customers are negatively impacted by weak global economic conditions, global economic volatility or the terms of these relationships otherwise change, our revenues and operating results could decline.

Most of our customers are relatively large enterprises, such as banks, credit card issuers, insurers, retailers, telecommunications providers, automotive companies, public agencies, and organizations in other industries. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.

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

We also derive a substantial portion of our revenues and operating income from our contracts with the three major consumer reporting agencies in the U.S., Experian, TransUnion and Equifax, and other parties that distribute our products to certain markets. The loss of or a significant change in a relationship with one of the three consumer reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with a significant third-party distributor (including payment card processors), or the loss of or delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.

If use of the FICO® Score by Fannie Mae and Freddie Mac were to cease or decline, it could have a material adverse effect on our revenues, results of operations and stock price.

A significant portion of our revenues in our Scores segment is attributable to the U.S. mortgage market, which includes, for conforming mortgages in that market, a requirement of The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”) that U.S. lenders provide FICO® Scores for each mortgage delivered to them. However, their continued use of the FICO Score is currently subject to validation and approval by those enterprises and the Federal Housing Finance Agency. If Fannie Mae and Freddie Mac approve other credit score models for use by them, or do not approve the FICO Score for continued use by them, it could have a material adverse effect on our revenues, results of operations and stock price.

If we are unable to access new markets or develop new distribution channels, our business and growth prospects could suffer.

We expect that part of the growth that we seek to achieve through our business strategy will be derived from the sale of products and service solutions in industries and markets we do not currently serve. We also expect to grow our business by delivering our solutions through additional distribution channels. If we fail to penetrate these industries and markets to the degree we anticipate utilizing our business strategy, or if we fail to develop additional distribution channels, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

If we are unable to develop successful new products or if we experience defects, failures and delays associated with the introduction of new products, our business could suffer serious harm.

Our growth and the success of our business strategy depend upon our ability to develop and sell new products or suites of products, including the development and sale of our cloud-based product offerings. If we are unable to develop new products, or if we are not successful in introducing new products, we may not be able to grow our business or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data, and adapting to particular operating environments or certain client or other systems. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.

Our ability to increase our revenues will depend to some extent upon introducing new products and services. If the marketplace does not accept these new products and services, our revenues may decline.

To increase our revenues, we must enhance and improve existing products and continue to introduce new products and new versions of existing products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of the future growth of our business and the success of our business strategy will rest on our ability to continue to expand into newer markets for our products and services. Such areas are relatively new to our product development and sales and marketing personnel. Products that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products. If our current or potential customers are not willing to switch to or adopt our new products and services, either as a result of the quality of these products and services or due to other factors, such as economic conditions, our revenues will decrease.

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

Demand for our products and services may be sensitive to product and pricing changes we implement, and our product and pricing strategies may not be accepted by the market. If our customers fail to accept our product and pricing strategies, our revenues, results of operations and business may suffer. In addition, we may not be able to compete successfully against our competitors, and this inability could impair our capacity to sell our products. The market for our solutions is intensely competitive and is constantly changing, and we expect competition to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:

•in-house analytic and systems developers;
•neural network developers and artificial intelligence system builders;
•fraud and compliance solutions providers;
•scoring model builders;
•providers of credit reports and credit scores;
•software companies supplying predictive analytic modeling, rules, or analytic development tools;
•entity resolution and social network analysis solutions providers;
•providers of customer engagement and risk management solutions;
•providers of account/workflow management software;
•business process management and decision rules management providers;
•enterprise resource planning and customer relationship management solutions providers;
•business intelligence solutions providers;
•providers of automated application processing services; and
•third-party professional services and consulting organizations.

We expect to experience additional competition from other established and emerging companies. This could include customers of ours that develop their own scoring models or other products, and as a result no longer purchase or reduce their purchases from us. We also expect to experience competition from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing payment card fraud, such as payment cards that contain the cardholder’s photograph; smart cards; cardholder verification and authentication solutions; biometric measures on devices including fingerprint and face matching; and other card authorization techniques and user verification techniques.

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

Our competitors may be able to sell products competitive to ours at lower prices individually or as part of integrated suites of several related products. This ability may cause our customers to purchase products that directly compete with our products from our competitors. Price reductions by our competitors could negatively impact our margins and could also harm our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms.

We rely on relationships with third parties for marketing, distribution and certain services. If we experience difficulties in these relationships, including competition from these third parties, our future revenues may be adversely affected.

Many of our products rely on distributors, and we intend to continue to market and distribute our products through existing and future distributor relationships. Our Scores segment relies on, among others, Experian, TransUnion and Equifax. Failure of our existing and future distributors to generate significant revenues or otherwise perform their expected services or functions, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances, could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, Experian, TransUnion and Equifax have developed a credit scoring product to compete directly with our products and are collectively selling the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

Our reengineering efforts may cause our growth prospects and profitability to suffer.

As part of our management approach, we pursue ongoing reengineering efforts designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. For example, in September 2020, we implemented a course of action designed to reduce our operating costs in lower value, less strategic areas of our business in order to facilitate incremental investment in higher value, more strategic areas while also reducing our facilities footprint in light of anticipated post-pandemic workforce patterns. In September 2021, we further reduced our operating costs primarily through a reduction of headcount. In addition, we have implemented a Remote Work Policy which allows a portion of our workforce to partially or fully work from home. These and other reengineering efforts may not be successful over the long term should we fail to reduce expenses at the anticipated level, should we fail to increase revenues to anticipated levels or at all, or should productivity decline or employees’ ability to collaborate fall as a result of the Remote Work Policy. If our reengineering efforts are not successful over the long term, our revenues, results of operations and business may suffer.

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
•the potential loss of key personnel;
•adverse effects on relationships with our customers, suppliers or their businesses;
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
•we could incur material charges in connection with the impairment of goodwill or other assets that we acquire;
•a company that we acquire may have experienced a security incident that it has yet to discover, investigate and remediate which we might not be identify in a timely manner and which could spread more broadly to other parts of our company during the integration effort;
•we may incur material charges as a result of acquisition costs, costs incurred in combining and/or operating the acquired business, or liabilities assumed in the acquisition that are greater than anticipated;
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

Because our business requires the storage, transmission and utilization of sensitive consumer and customer information, we will continue to routinely be the target of attempted cybersecurity and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store. Many of our products are provided by us through the Internet. We may be exposed to additional cybersecurity threats as we migrate our data from our legacy systems to cloud-based solutions. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These threats include phishing attacks on our email systems and other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. As a software and technology vendor, we may incorporate or distribute software or other materials from third parties. Attacks or other threats to our supply chain for such software and materials may render us unable to provide assurances of the origin of such software and materials, and could put us at risk of distributing software or other materials that may cause harm to ourselves, our customers or other third parties.

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

Malicious third parties may also conduct attacks designed to temporarily deny customers, distributors and vendors access to our systems and services. Cybersecurity breaches experienced by our vendors, by our distributors, by our customers, by companies that we acquire, or by us may trigger governmental notice requirements and public disclosures, which may lead to widespread negative publicity. Any such cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results. In addition, the COVID-19 pandemic may cause increased cybersecurity risk, as cybercriminals attempt to capitalize from the disruption, including remote working arrangements.

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business and financial condition.

Our ability to provide reliable service in our businesses depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and increasingly those of our external service providers, including Amazon Web Services. As we continue to grow our SaaS business, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third-party environments or service providers, fires, floods, earthquakes, pandemics (including the COVID-19 pandemic), war, terrorist acts or civil unrest, power losses, equipment failures, computer viruses, denial-of-service or other cybersecurity attacks, employee or insider malfeasance, human error and other events beyond our control. Although we have taken steps to prevent system failures and we have installed back-up systems and procedures to prevent or reduce disruption, such steps may not be sufficient to prevent an interruption of services and our disaster recovery planning may not account for all eventualities.

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

Our business strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained personnel for research and development and to assist customers with product installation, deployment, maintenance and support. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S., and from the U.S. and other countries to work abroad. Limitations imposed by immigration laws in the U.S. and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative and more expensive forms of compensation for this purpose.

The failure to obtain certain forms of model construction data from our customers or others could harm our business.

Our business requires that we develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business partners provide us with the data we require to analyze transactions, report results and build new models. Our business strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business partners, or if they decline to provide such data due to privacy, security, competition or regulatory concerns, prohibitions or a lack of permission from their customers or partners, we could lose access to required data and our products, and the development of new products, might become less effective. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure, transfer or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. Third parties have asserted copyright and other intellectual property interests in these data, and these assertions, if successful, could prevent us from using these data. We may not be successful in maintaining our relationships with these external data source providers or in continuing to obtain data from them on acceptable terms or at all. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

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

We are subject to risks and uncertainties associated with the United Kingdom’s withdrawal from the European Union (“E.U.”), commonly referred to as “Brexit,” including implications for the free flow of labor and goods in the United Kingdom (“U.K.”) and the E.U. and other economic, financial, legal, tax and trade implications. The post-Brexit relationship between the U.K. and the E.U. continues to evolve, which could cause disruptions to and create uncertainty surrounding our business in the U.K., including affecting our relationships with our existing and future customers, suppliers and employees, and could contribute to long-term instability in financial, stock and currency exchange markets, any of which could have an adverse effect on our business, financial results and operations. Further, any continuing legal or economic disruptions resulting from Brexit may negatively impact our clients with operations in the U.K., which may cause them to reduce their spending budget on our products and services.

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

A large portion of our revenues is derived from international sales. During fiscal 2021, 28% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:

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

There can be no assurance that we will be able to successfully address each of these challenges. Additionally, some of our business will be conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses are not currently material to our cash flows, financial position or results of operations. However, an increase in our foreign revenues could subject us to increased foreign currency transaction risks in the future.

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

Laws and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision and future lawsuits arising from our products and services. Laws and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Laws and regulations that may affect our business and our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:

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

•Laws and regulations relating to the privacy, security and transmission of individually identifiable health information, including the Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations;
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
•Use of data by creditors and consumer reporting agencies (e.g., the U.S. Fair Credit Reporting Act and similar state laws);
•Special requirements that may apply when we provide services directly or indirectly to U.S. federal, state and local government agencies (e.g., the Privacy Act of 1974, the Internal Revenue Service’s Publication 4812 and the Federal Acquisition Regulation);
•Laws and regulations that limit the use of credit scoring models (e.g., state “mortgage trigger” or “inquiries” laws, state insurance restrictions on the use of credit-based insurance scores, and the E.U. Consumer Credit Directive);
•Fair lending laws (e.g., the Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act);
•The Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; and identity theft, file freezing, and similar state privacy laws;
•Laws and regulations related to extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards;
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
•Laws and regulations applicable to our customer communication clients and their use of our products and services (e.g., the Telemarketing Sales Rule, Telephone Consumer Protection Act, the CAN-SPAM Act, the Fair Debt Collection Practices Act, and regulations promulgated thereunder);
•Laws and regulations applicable to our insurance clients and their use of our insurance products and services;
•Laws and regulations governing the use of the Internet and social media, telemarketing, advertising, endorsements and testimonials;
•Anti-money laundering laws and regulations (e.g., the Bank Secrecy Act and the USA PATRIOT Act);
•Laws and regulations restricting transactions with sanctioned parties and regarding export controls as they apply to FICO products delivered in non-U.S. countries (e.g., Office of Foreign Asset Control sanctions and Export Administration Regulations);
•Anti-bribery and corruption laws and regulations (e.g., the Foreign Corrupt Practices Act and the UK Bribery Act 2010);
•Financial regulatory standards (e.g., Sarbanes-Oxley Act requirements to maintain and verify internal process controls, including controls for material event awareness and notification); and
•Regulatory requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors).

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, the U.K and E.U. GDPR impose, among other things, strict obligations and restrictions on the ability to collect, analyze and transfer U.K. and E.U. personal data, a requirement for prompt notice of data breaches in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual revenue under the E.U. GDPR and up to the greater of 17.5 million Pounds or 4% of annual global turnover under the U.K. GDPR). A decision in July 2020 by the Court of Justice of the European Union (i.e., Schrems II), called into question certain data transfer mechanisms between the E.U. and the U.S. In June 2021, the European Commission issued new standard contractual clauses (“SCCs”) governing cross-border data transfers and data exchanges among controllers and processors, which reflect more recent data protection laws, such as the GDPR, and account for the analysis in the Schrems II decision. Our transition to the new SCCs, which may involve interpretive issues and may have an adverse impact on cross-border transfers of personal data, may subject us to additional scrutiny from E.U. regulators or may increase our costs of compliance.

Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy and data security laws.

The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Other U.S. states have considered and/or enacted similar privacy laws, including Virginia and Colorado, which passed new consumer privacy laws in 2021.

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

We experience difficulty in forecasting our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our selling approach is complex as we look to sell multiple products and services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. For example, the sales cycle of our products can extend to greater than a year and as a result, revenues and operating results may vary significantly from period to period. Customers are often cautious in making decisions to acquire our products because purchasing our products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results. If we are unable to accurately forecast our revenues, our stock price could be adversely affected.

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

Our financial results and key metrics fluctuate within each quarter and from quarter to quarter, making our future revenue, annual recurring revenue (“ARR”), and financial results difficult to predict, which may cause us to miss analyst expectations and may cause the price of our common stock to decline.

Our quarterly financial results and key metrics have fluctuated in the past and will continue to do so in the future, and therefore period-to-period comparisons should not be relied upon as an indication of future performance. These fluctuations could cause our stock price to change significantly or experience declines. We also may provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations and other factors. In addition to the other risks described in these risk factors, some of the factors that could cause our financial results and key metrics to fluctuate include:

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

Our operating expenses are based in part on our expectations for future revenue and many are fixed and cannot be quickly adjusted as revenue changes. Accordingly, any revenue shortfall below expectations has had, and in the future could have, an immediate and significant adverse effect on our operating results and profitability. Greater than anticipated expenses or a failure to maintain rigorous cost controls would also negatively affect profitability.

General Risk Factors

Our stock price has been subject to fluctuations, and will likely continue to be subject to fluctuations, or may decline, regardless of our operating performance.

Our stock price has been subject to fluctuations due to a number of factors, including variations in our revenues and operating results. The financial markets have at various times experienced significant price and volume fluctuations that have particularly affected the stock prices of many technology companies and financial services companies, and these fluctuations sometimes have been unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions, may negatively affect our business and require us to record an impairment charge related to goodwill, which could adversely affect our results of operations, stock price and business.

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

We are subject to federal and state income taxes in the U.S. and in certain foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates could be adversely affected by changes in tax laws (including any changes that result from the comprehensive corporate tax reform proposed by the current administration), by our ability to generate taxable income in foreign jurisdictions in order to utilize foreign tax losses, and by the valuation of our deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from such examinations will not have an adverse effect on our operating results and financial condition.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Company’s headquarters are located in Bozeman, Montana. As of September 30, 2021, the Company leased office facilities in geographically dispersed locations primarily for corporate functions, sales, research and development, data centers and other purposes. The Company believes its existing facilities, which are used by both reportable segments, are in good operating condition and are suitable to meet operating needs.

Item 3. Legal Proceedings
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 29, 2021, we had 301 stockholders of record of our common stock.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2021 through July 31, 2021	1,373	$528.56	—	$221,344,762
August 1, 2021 through August 31, 2021	689,649	$448.14	685,420	$243,139,026
September 1, 2021 through September 30, 2021	160,256	$437.29	160,000	$173,176,417
Total	851,278	$446.23	845,420	$173,176,417

(1)Includes 5,858 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2021.
(2)In March 2021, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. As part of the broader share repurchase program, we entered into the accelerated share repurchase agreement (“ASR Agreement”) with a financial institution in June 2021 to repurchase $200.0 million of our common stock. Pursuant to the ASR Agreement, we paid $200.0 million to the financial institution and received an initial delivery of 319,400 shares of common stock, which approximated 80% of the total number of expected shares to be repurchased under the ASR Agreement. In August 2021, we settled the ASR Agreement and received 70,127 additional shares. In total, 389,527 shares were repurchased under the ASR Agreement. In August 2021, our Board of Directors approved a new stock repurchase program following the termination of the March 2021 program. This new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In August 2021, we entered into a stock repurchase agreement with an institutional shareholder, pursuant to which we repurchased 515,293 shares of our common stock for $225.0 million.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2016, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. Our past performance may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among FICO, the S&P 500 Index
and the S&P Application Software Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/16
9/17
9/18
9/19
9/20
9/21
FICO
S&P 500
S&P Application Software

*$100 invested on 9/30/16 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high-level summary of our strategies and initiatives, highlights from fiscal year 2021 and key performance metrics for our Software segment; a more detailed analysis of our results of operations; our capital resources and liquidity, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting policies and estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
BUSINESS OVERVIEW
Strategies and Initiatives

In fiscal 2021, our B2B scoring solutions, including the flagship FICO® Score, continued to be the standard measure of consumer credit risk in the U.S. In January 2020 we introduced our most predictive scores, FICO® Score 10 and 10T. We also created the FICO® Resilience Index, a complement to FICO Scores that identifies consumers who are more resilient to economic stress relative to other consumers within the same FICO Score bands. We continued to develop scores that use alternative data to enhance conventional credit bureau data and generate scores for otherwise un-scorable consumers.
During fiscal 2021, we continued to advance our platform-first, cloud delivered strategy in our Software segment. This led us to exit less strategic areas of our business in order to facilitate incremental investment in higher value, more strategic areas. As part of this process, we divested the non-platform-based Collections and Recovery (“C&R”) business, sold all assets related to our cyber risk score operations, and sold certain assets related to our Software operations to an affiliated joint venture in China.
During fiscal 2020, we changed our business practice of selling term software licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled. This transition was substantially completed by the end of the first quarter of our fiscal 2021. The timing of our revenue recognition on these subscription sales changed, resulting in less revenue recognized upfront and more revenue recognized over the term of these subscriptions. This change led to a negative impact of our revenue recognized from term software licenses in our fiscal 2021 but does not affect total revenue recognized over the life of a contract. In addition, this change does not negatively impact our cash flows.
We also continue to enhance stockholder value by returning cash to stockholders through our stock repurchase programs. In June 2021, following the divestiture of our C&R business, we entered into an accelerated share repurchase agreement (“ASR Agreement”) to repurchase $200.0 million of our common stock. In August 2021, we entered into a stock repurchase agreement with an institutional shareholder pursuant to which we repurchased $225.0 million of our common stock. We also repurchased shares in other open market transactions under our stock repurchase programs. During fiscal 2021, we repurchased 1.9 million shares at a total repurchase price of $882.2 million. As of September 30, 2021, we had $173.2 million remaining under our current stock repurchase program.
Due to the COVID-19 pandemic, we continue to conduct business with substantial modifications to employee travel and work locations and also the virtualization of sales and marketing events. We expect these modifications to remain in place throughout calendar year 2021, along with substantially modified interactions with customers and suppliers, among other adjustments. As certain offices reopened due to the lifting of local government restrictions and a small number of employees started returning to work locations on a limited basis during fiscal 2021, we have maintained a “Voluntary Work-From-Home Policy” providing our people with valued flexibility. While we have not experienced material disruptions to our operations from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, and other factors identified in “Risk Factors” in Part I, Item 1A of this Report.
Highlights from Fiscal Year 2021
•Total GAAP revenue was $1.32 billion during fiscal year 2021, a 2% increase from fiscal year 2020.
•Total revenue for our Scores segment was $654.1 million during fiscal year 2021, a 24% increase from fiscal year 2020.
•Annual Recurring Revenue for our Software segment as of September 30, 2021 was $524.0 million, a 6% increase from September 30, 2020, excluding divestitures.
•Dollar-Based Net Retention Rate for our Software segment during the fourth quarter of fiscal 2021 was 106%, excluding divestitures.

•Cash and cash equivalents was $195.4 million as of September 30, 2021, compared with $157.4 million as of September 30, 2020.
•Operating income, which included $100.1 million gains on product line asset sales and business divestiture, was $505.5 million during fiscal year 2021, a 71% increase from fiscal 2020.
•Net income was $392.1 million during fiscal year 2021, a 66% increase from fiscal 2020.
•Cash flow from operations was $423.8 during fiscal year 2021, compared with $364.9 million generated during the prior year.
•Total debt balance was $1.268 billion as of September 30, 2021, compared with $845 million as of September 30, 2020.
•$882.2 million was spent on share repurchases, compared with $235.2 million spent during the prior year.
Key performance metrics for Software segment
Annual Contract Value Bookings (“ACV Bookings”)
Management regards ACV Bookings as an important indicator of future revenues, but they are not comparable to, nor are they a substitute for, an analysis of, our revenues. We define ACV Bookings as the average annualized value of software contracts signed in the current reporting period that generate current and future on-premises and SaaS software revenue. We only include contracts with an initial term of at least 24 months and we exclude perpetual licenses and other revenues that are non-recurring in nature. For renewals of existing software subscription contracts, we count only incremental annual revenue expected over the current contract as ACV Bookings.
ACV Bookings is calculated by dividing the total expected contract value by the contract term in years. The expected contract value equals the fixed amount — including guaranteed minimums — stated in the contract, plus estimates of future usage-based fees. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimates and actual results occur due to variability in the estimated usage. This variability is primarily caused by the economic trends in our customers’ industries; individual performance of our customers relative to their competitors; and regulatory and other factors that affect the business environment in which our customers operate.
We disclose estimated revenue expected to be recognized in the future related to remaining performance obligations in Note 12 to the accompanying consolidated financial statements. However, we believe ACV Bookings is a more meaningful measure of our business as it includes estimated revenues and future billings excluded from Note 12, such as usage-based fees and guaranteed minimums derived from our on-premises software licenses, among others.
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended September 30,		Year Ended September 30,
	2021	2020	2021	2020
	(In millions)
Total on-premises and SaaS software *	$25.8	$28.9	$62.8	$58.3

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The amounts above exclude these divested product lines and businesses for all periods presented.

Annual Recurring Revenue (“ARR”)
Accounting Standards Codification 606 requires us to recognize a significant portion of revenue from our on-premises software subscriptions at the point in time when the software is first made available to the customer, or at the beginning of the subscription term, despite the fact that our contracts typically call for billing these amounts ratably over the life of the subscription. The remaining portion of our on-premises software subscription revenue including maintenance and usage-based fees are recognized over the life of the contract. This point-in-time recognition of a portion of our on-premises software subscription revenue creates significant variability in the revenue recognized period to period based on the timing of the subscription start date and the subscription term. Furthermore, this point-in-time revenue recognition can create a significant difference between the timing of our revenue recognition and the actual customer billing under the contract. We use ARR to measure the underlying performance of our subscription-based contracts and mitigate the impact of this variability. ARR is defined as the annualized revenue run-rate of on-premises and SaaS software agreements within a quarterly reporting period, and as such, is different from the timing and amount of revenue recognized. All components of our software licensing and subscription arrangements that are not expected to recur (primarily perpetual licenses) are excluded. We calculate ARR as the quarterly recurring revenue run-rate multiplied by four.

The following table summarizes our ARR at each of the dates presented:

	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
ARR (*)	(In millions)
Platform (**)	$40.0	$41.1	$43.8	$47.7	$55.1	$60.2	$67.7	$75.2
Non-Platform	446.9	450.3	438.5	443.6	439.9	437.1	445.9	448.8
Total on-premises and SaaS software	$486.9	$491.4	$482.3	$491.3	$495.0	$497.3	$513.6	$524.0

Percentage
Platform	8%	8%	9%	10%	11%	12%	13%	14%
Non-Platform	92%	92%	91%	90%	89%	88%	87%	86%
Total on-premises and SaaS software	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	45%	48%	44%	45%	38%	47%	54%	58%
Non-Platform	2%	5%	(3)%	(2)%	(2)%	(3)%	2%	1%
Total on-premises and SaaS software	5%	7%	—%	1%	2%	1%	7%	7%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The amounts above exclude these divested product lines and businesses for all periods presented.
(**) The FICO platform software is a set of interoperable services which use software assets owned and/or governed by FICO for building solutions and which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and pre-integration using FICO standard application programming interfaces for all services.

Dollar-Based Net Retention Rate (“DBNRR”)
We consider DBNRR to be an important measure of our success in retaining and growing revenue from our existing customers. To calculate DBNRR for any period, we compare the ARR at the end of the prior comparable quarter (base ARR) to the ARR from that same cohort of customers at the end of the current quarter (retained ARR); we then divide the retained ARR by the base ARR to arrive at the DBNRR. Our calculation includes the positive impact among this cohort of customers of selling additional products, price increases and increases in usage-based fees, and the negative impact of customer attrition, price decreases and decreases in usage-based fees during the period. However, the calculation does not include the positive impact from sales to any customers acquired during the period. Our DBNRR may increase or decrease from period to period as a result of various factors, including the timing of new sales and customer renewal rates.
The following table summarizes our DBNRR for each of the periods presented:

	Quarter Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
DBNRR (*)
Platform	110%	112%	108%	116%	123%	130%	137%	143%
Non-Platform	101%	103%	95%	96%	97%	96%	100%	100%
Total on-premises and SaaS software	103%	105%	98%	99%	100%	100%	105%	106%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The amounts above exclude these divested product lines and businesses for all periods presented.

RESULTS OF OPERATIONS
We are organized into the following two reportable segments: Software and Scores. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
During the fourth quarter of fiscal 2021, we reevaluated our operating segments to better align with how our chief operating decision maker (“CODM”) evaluates performance and allocates resources, which resulted in a change from three operating segments, Applications, Decision Management Software and Scores, to two operating segments, Software and Scores, by merging Applications and Decision Management Software segments into the new Software segment. As a result, we modified the presentation of our segment financial information with retrospective application to all prior periods presented. In addition, effective beginning in the fourth quarter of fiscal 2021, we changed the classification of revenue from transactional and maintenance, professional services, and license to on-premises and SaaS software, professional services and scores on our consolidated statements of income and comprehensive income, as well as our disclosures on disaggregation of revenue, to better align with our business strategy. Previously reported amounts have been adjusted to conform to the current presentation.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, for the years ended September 30, 2021, 2020 and 2019 are set forth in Note 12 and Note 18 to the accompanying consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2021, 2020 and 2019:

	Revenues Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
	(In thousands)			(In thousands)
Scores	$654,147	$528,547	$421,177	$125,600	$107,370	24%	25%
Software	662,389	766,015	738,906	(103,626)	27,109	(14)%	4%
Total	$1,316,536	$1,294,562	$1,160,083	21,974	134,479	2%	12%

	Percentage of Revenues Year Ended September 30,
Segment	2021	2020	2019
Scores	50%	41%	36%
Software	50%	59%	64%
Total	100%	100%	100%

Scores
Scores segment revenues increased $125.6 million in fiscal 2021 from 2020 due to an increase of $64.6 million in our business-to-business scores revenue and $61.0 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price across several business-to-business offerings, as well as higher volumes. The increase in business-to-consumer revenue was attributable to an increase in both royalties derived from scores sold indirectly to consumers through consumer reporting agencies and direct sales generated from the myFICO.com website.

Scores segment revenues increased $107.4 million in fiscal 2020 from 2019 due to an increase of $79.8 million in our business-to-business scores revenue and $27.6 million in our business-to-consumer revenue. The increase in business-to-business scores was primarily attributable to an increase in mortgage volumes, a higher unit price across several business-to-business offerings, a large royalty true-up as well as a large annual license deal recognized during fiscal 2020. The increase was partially offset by a decrease in unsecured originations volume. The increase in business-to-consumer revenue was attributable to an increase in both royalties derived from scores sold indirectly to consumers through consumer reporting agencies and direct sales generated from the myFICO.com website.
Revenues collectively generated by agreements with the three major consumer reporting agencies, TransUnion, Equifax and Experian, accounted for 38%, 33% and 29% of our total revenues in fiscal 2021, 2020 and 2019, respectively, with all three consumer reporting agencies contributing more than 10% of our total revenues in fiscal 2021, and Experian contributing more than 10% of our total revenues in fiscal 2020 and 2019. Revenues from these customers included amounts recorded in our Software segment.
Software

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
	(In thousands)			(In thousands)
On-premises and SaaS software	$517,888	$584,576	$556,968	$(66,688)	$27,608	(11)%	5%
Professional services	144,501	181,439	181,938	(36,938)	(499)	(20)%	—%
Total	$662,389	$766,015	$738,906	(103,626)	27,109	(14)%	4%

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
	(In thousands)			(In thousands)
Software recognized at a point time (1)	$59,024	$127,666	$111,308	$(68,642)	$16,358	(54)%	15%
Software recognized over contract term (2)	458,864	456,910	445,660	1,954	11,250	—%	3%
Total	$517,888	$584,576	$556,968	$(66,688)	27,608	(11)%	5%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
Software segment revenues decreased $103.6 million in fiscal 2021 from 2020 due to a $66.7 million decrease in on-premises and SaaS software revenue and a $36.9 million decrease in services revenue. The decrease in on-premises and SaaS software revenue was attributable to a $68.6 million decrease in revenue recognized at a point in time, partially offset by a $1.9 million increase in revenue recognized over time. The decrease in point-in-time recognition was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our business practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled, as well as a decrease in the number and size of term license deals signed or renewed during fiscal 2021. The increase in over-time recognition was primarily attributable to an increase in SaaS subscription revenue, partially offset by the divestiture of our C&R business in June 2021. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services, as well as the divestiture of our C&R business. In total, $21.7 million of the year-over-year decrease in our Software segment revenue was attributable to the divestiture of our C&R business.
Software segment revenues increased $27.1 million in fiscal 2020 from 2019 primarily attributable to a $27.6 million increase in on-premises and SaaS software revenue, comprised of a $16.4 million increase in license portion of our on-premises subscription software and perpetual license revenue recognized at a point in time, and a $11.3 million increase in revenue recognized over time, primarily attributable to an increase in SaaS subscription revenue.

Operating Expenses and Other Income, Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for fiscal 2021, 2020 and 2019:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$1,316,536	$1,294,562	$1,160,083	$21,974	$134,479	2%	12%
Operating expenses:
Cost of revenues	332,462	361,142	336,845	(28,680)	24,297	(8)%	7%
Research and development	171,231	166,499	149,478	4,732	17,021	3%	11%
Selling, general and administrative	396,281	420,930	414,086	(24,649)	6,844	(6)%	2%
Amortization of intangible assets	3,255	4,993	6,126	(1,738)	(1,133)	(35)%	(18)%
Restructuring and impairment charges	7,957	45,029	—	(37,072)	45,029	(82)%	—%
Gains on product line asset sales and business divestiture	(100,139)	—	—	(100,139)	—	—%	—%
Total operating expenses	811,047	998,593	906,535	(87,407)	92,058	(9)%	10%
Operating income	505,489	295,969	253,548	209,520	42,421	71%	17%
Interest expense, net	(40,092)	(42,177)	(39,752)	2,085	(2,425)	(5)%	6%
Other income, net	7,745	3,208	2,276	4,537	932	141%	41%
Income before income taxes	473,142	257,000	216,072	216,142	40,928	84%	19%
Provision for income taxes	81,058	20,589	23,948	60,469	(3,359)	294%	(14)%
Net income	$392,084	$236,411	$192,124	155,673	44,287	66%	23%
Number of employees at fiscal year-end	3,650	4,003	4,009	(353)	(6)	(9)%	—%

	Percentage of Revenues Year Ended September 30,
	2021	2020	2019
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	25%	28%	29%
Research and development	13%	13%	13%
Selling, general and administrative	30%	33%	35%
Amortization of intangible assets	—%	—%	1%
Restructuring and impairment charges	1%	3%	—%
Gains on product line asset sales and business divestiture	(7)%	—%	—%
Total operating expenses	62%	77%	78%
Operating income	38%	23%	22%
Interest expense, net	(3)%	(3)%	(3)%
Other income, net	1%	—%	—%
Income before income taxes	36%	20%	19%
Provision for income taxes	6%	2%	2%
Net income	30%	18%	17%

Cost of Revenues
Cost of revenues consists primarily of employee salaries, incentives, and benefits for personnel directly involved in delivering software products, operating SaaS infrastructure, and providing support, implementation and consulting services; allocated overhead, facilities and data center costs; software royalty fees; credit bureau data and processing services; third-party hosting fees related to our SaaS services; travel costs; and outside services.
The fiscal 2021 from 2020 decrease of $28.7 million in cost of revenues was primarily attributable to an $18.8 million decrease in personnel and labor costs, a $9.2 million decrease in allocated facilities and infrastructure costs and a $3.7 million decrease in travel costs, partially offset by an increase in direct materials costs. The decreases in personnel and labor costs, and in allocated facilities and infrastructure costs were both largely driven by our strategic cost initiative implemented in September 2020, in which we reduced our workforce, consolidated office space and abandoned certain property and equipment; as well as the divestiture of our C&R business in June 2021. The decrease in travel costs was primarily attributable to the COVID-19 pandemic. The increase in direct materials costs was primarily attributable to increased third-party data costs related to increased Scores revenue. Cost of revenues as a percentage of revenues decreased to 25% during fiscal 2021 from 28% during fiscal 2020, primarily due to increased sales of our higher-margin Scores products.
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
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of software products.
The fiscal 2021 over 2020 increase of $4.7 million in research and development expenses was primarily attributable to an increase in personnel and labor costs, driven by increased average headcount and our continued investments in new product development. Research and development expenses as a percentage of revenues was 13% during fiscal 2021, consistent with that during fiscal 2020.

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

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The fiscal 2021 from 2020 decrease in selling, general and administrative expenses of $24.6 million was primarily attributable to a $7.4 million decrease in travel costs, a $6.8 million decrease in marketing costs, a $5.0 million decrease in outside services, and a $4.6 million decrease in allocated facilities and infrastructure costs. The decrease in travel costs was a result of a decrease in travel activity due to COVID-19. The decrease in marketing costs was primarily driven by a company-wide marketing event during fiscal 2020. The decrease in outside services was attributable to a decrease in legal and consulting fees associated with several company initiatives during fiscal 2020. The decrease in allocated facilities and infrastructure costs was largely driven by our strategic cost initiative implemented in September 2020, in which we consolidated office space and abandoned certain property and equipment. Selling, general and administrative expenses as a percentage of revenues decreased to 30% during fiscal 2021 from 33% during fiscal 2020 primarily due to increased sales of our high-margin Scores products.
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
Amortization expense was $3.3 million, $5.0 million and $6.1 million for fiscal 2021, 2020 and 2019, respectively.
Restructuring and Impairment Charges
During the fourth quarter of fiscal 2021, we incurred charges of $8.0 million in employee separation costs due to the elimination of 160 positions throughout the Company. Cash payments for all the employee separation costs will be paid by the end of our fiscal 2022. There were no impairment charges incurred during fiscal 2021.
During fiscal 2020, we incurred net charges totaling $45.0 million consisting of $28.0 million in impairment loss on operating lease assets, $5.2 million in impairment loss on abandonment of property and equipment and $11.8 million in restructuring charges. The impairment losses were associated with closing certain non-core offices and reducing office space in other locations to better align with anticipated needs in light of post-pandemic workforce patterns. The restructuring charges related to employee separation costs as a result of eliminating 209 positions throughout the Company. Cash payments for all the employee separation costs were fully paid before the end of our fiscal 2021.
There were no restructuring and impairment charges incurred during fiscal 2019.
Gains on Product Line Asset Sales and Business Divestiture
The $100.1 million gain on product line asset sales and business divestiture during fiscal 2021 was attributable to a $92.8 million gain on the sale of the C&R business in June 2021, a $7.3 million gain on the sale of all assets related to our cyber risk score operations in October 2020, and the sale of certain assets related to our Software operations to an affiliated joint venture in China in December 2020.

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
The fiscal 2021 from 2020 decrease in net interest expense of $2.1 million was primarily attributable to a lower average outstanding debt balance during fiscal 2021.
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
The fiscal 2021 over 2020 increase in other income, net of $4.5 million was primarily attributable to an increase in net unrealized gains on our supplemental retirement and savings plan, as well as a decrease in foreign currency exchange losses.
The fiscal 2020 over 2019 increase in other income, net of $0.9 million was primarily attributable to an increase in net unrealized gains on our supplemental retirement and savings plan, partially offset by an increase in foreign currency exchange losses.
Provision for Income Taxes
Our effective tax rates were 17.1%, 8.0% and 11.1% in fiscal 2021, 2020 and 2019, respectively.
The increase in our income tax provision in fiscal 2021 compared to fiscal 2020 was due to an increase in pretax book income, of which a large amount was due to the gain on divestiture of C&R business, as well as a decrease in excess tax benefits related to share-based compensation.
The decrease in our income tax provision in fiscal 2020 compared to fiscal 2019 was due to the excess tax benefits related to share-based compensation.
As of September 30, 2021, we had approximately $141.5 million of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. In the event these earnings are later remitted to the U.S., any estimated withholding tax and state income tax due upon remittance of those earnings is expected to be immaterial to the income tax provision.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for fiscal 2021, 2020 and 2019:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2021	2020	2019	2021 to 2020	2020 to 2019	2021 to 2020	2020 to 2019
	(In thousands)			(In thousands)
Scores	$560,684	$454,310	$361,356	$106,374	$92,954	23%	26%
Software	105,147	130,066	126,046	(24,919)	4,020	(19)%	3%
Unallocated corporate expenses	(136,812)	(144,704)	(144,755)	7,892	51	(5)%	—%
Total segment operating income	529,019	439,672	342,647	89,347	97,025	20%	28%
Unallocated share-based compensation	(112,457)	(93,681)	(82,973)	(18,776)	(10,708)	20%	13%
Unallocated amortization expense	(3,255)	(4,993)	(6,126)	1,738	1,133	(35)%	(18)%
Unallocated restructuring and impairment charges	(7,957)	(45,029)	—	37,072	(45,029)	—%	—%
Gains on product line asset sales and business divestiture	100,139	—	—	100,139	—	—%	—%
Operating income	$505,489	$295,969	$253,548	209,520	42,421	71%	17%
Scores

	Year Ended September 30,			Percentage of Revenues
	2021	2020	2019	2021	2020	2019
	(In thousands)
Segment revenues	$654,147	$528,547	$421,177	100%	100%	100%
Segment operating expenses	(93,463)	(74,237)	(59,821)	(14)%	(14)%	(14)%
Segment operating income	$560,684	$454,310	$361,356	86%	86%	86%
Software

	Year Ended September 30,			Percentage of Revenues
	2021	2020	2019	2021	2020	2019
	(In thousands)
Segment revenues	$662,389	$766,015	$738,906	100%	100%	100%
Segment operating expenses	(557,242)	(635,949)	(612,860)	(84)%	(83)%	(83)%
Segment operating income	$105,147	$130,066	$126,046	16%	17%	17%

The fiscal 2021 over 2020 increase in operating income of $209.5 million was primarily attributable to a $100.1 million gain on product line asset sales and business divestiture during fiscal 2021, a $59.5 million decrease in segment operating expenses, a $37.1 million decrease in restructuring and impairment charges, a $22.0 million increase in segment revenues and a $7.8 million decrease in corporate expenses, partially offset by an $18.8 million increase in share-based compensation expense.
At the segment level, the $89.3 million increase in segment operating income was the result of a $106.4 million increase in our Scores segment operating income and a $7.8 million decrease in corporate expenses, partially offset by a $24.9 million decrease in our Software segment operating income.

The $106.4 million increase in our Scores segment operating income was attributable to a $125.6 million increase in segment revenue, partially offset by a $19.2 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 86%, consistent with fiscal 2020.
The $24.9 million decrease in our Software segment operating income was attributable to a $103.6 million decrease in segment revenue, partially offset by a $78.7 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Software was 16%, materially consistent with fiscal 2020.
The fiscal 2020 over 2019 increase in operating income of $42.4 million was attributable to a $134.5 million increase in segment revenues and a $1.1 million decrease in amortization expense, partially offset by a $45.0 million increase in restructuring and impairment charges, a $37.5 million increase in segment operating expenses, and a $10.7 million increase in share-based compensation expense.
At the segment level, the $97.0 million increase in segment operating income was the result of a $93.0 million increase in our Scores segment operating income and a $4.0 million increase in our Software segment operating income.
The $93.0 million increase in our Scores segment operating income was attributable to a $107.4 million increase in segment revenue, partially offset by a $14.4 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 86%, consistent with fiscal 2019.
The $4.0 million increase in our Software segment operating income was attributable to a $27.1 million increase in segment revenue, partially offset by a $23.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software was 17%, consistent with fiscal 2019.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2021, we had $195.4 million in cash and cash equivalents, which included $158.8 million held by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors” of this Annual Report on Form 10-K. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future. Under our current financing arrangements, we have no significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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

Summary of Cash Flows

	Year Ended September 30,
	2021	2020	2019
	(In thousands)
Cash provided by (used in):
Operating activities	$423,817	$364,916	$260,350
Investing activities	137,850	(24,583)	(42,760)
Financing activities	(523,571)	(289,424)	(200,047)
Effect of exchange rate changes on cash	(136)	59	(1,140)
Increase in cash and cash equivalents	$37,960	$50,968	$16,403
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $423.8 million in fiscal 2021 compared to $364.9 million in fiscal 2020. The $58.9 million increase was primarily attributable to a $155.7 million increase in net income and a $28.6 million increase that resulted from timing of receipts and payments in our ordinary course of business, partially offset by a $125.4 million decrease in non-cash items, including a $100.1 million gain on product line asset sales and a business divestiture in fiscal 2021.
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
Cash Flows from Investing Activities
Net cash provided by investing activities totaled $137.9 million in fiscal 2021 compared to net cash used of $24.6 million in fiscal 2020. The $162.5 million change was primarily attributable to $147.4 million in cash proceeds from the product line asset sales and a business divestiture during fiscal 2021 and a $14.4 million decrease in purchases of property and equipment.
Net cash used in investing activities totaled $24.6 million in fiscal 2020 compared to $42.8 million in fiscal 2019. The $18.2 million decrease was primarily attributable to a $15.9 million decrease in net cash used for acquisitions and a $2.0 million decrease in net cash used for purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $523.6 million in fiscal 2021 compared to $289.4 million in fiscal 2020. The $234.2 million increase was primarily attributable to a $639.0 million increase in repurchases of common stock and a $350.0 million decrease in proceeds from issuance of senior notes, partially offset by a $419.0 million increase in proceeds from our revolving line of credit, a $254.0 million decrease in payments on our revolving line of credit, and an $85.0 million decrease in payments on senior notes.
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

Repurchases of Common Stock
In July 2020, our Board of Directors approved a stock repurchase program following the completion of the previously authorized program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $250.0 million in the open market or in negotiated transactions. In March 2021, our Board of Directors approved another stock repurchase program following the completion of the July 2020 program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. As part of the broader share repurchase program, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with a financial institution in June 2021 to repurchase $200.0 million of our common stock. Pursuant to the ASR Agreement, we paid $200.0 million to the financial institution and received an initial delivery of 319,400 shares of common stock, which approximated 80% of the total number of expected shares to be repurchased under the ASR Agreement. In August 2021, we settled the ASR Agreement and received 70,127 additional shares. In total, 389,527 shares were repurchased under the ASR Agreement. In August 2021, our Board of Directors approved a new stock repurchase program following the termination of the March 2021 program. This new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In August 2021, we entered into a stock repurchase agreement with an institutional shareholder, pursuant to which we repurchased 515,293 shares of our common stock for $225.0 million. As of September 30, 2021, we had $173.2 million remaining under our current stock repurchase program. During fiscal 2021, 2020 and 2019, we expended $882.2 million, $235.2 million and $228.9 million, respectively, under these and previously authorized stock repurchase programs.
Revolving Line of Credit
On August 19, 2021, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit to $600 million, and extended its maturity to August 19, 2026. Borrowings under the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) an adjusted base rate, which is the greatest of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750% and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2021, we had $518.0 million in borrowings outstanding at a weighted-average interest rate of 1.212% and we were in compliance with all financial covenants under this credit facility.
On October 20, 2021, we entered into an amendment to our credit agreement that provides for an unsecured term loan that will mature on August 19, 2026 in the aggregate principal amount of $300 million, with an option for us to request additional incremental term loans from time to time, in each case subject to the terms and conditions of the credit agreement. The term loan is in addition to the $600 million revolving loan facility. The term loan is subject to the same pricing and covenants as the revolving line of credit. We are obligated to repay the term loan in consecutive quarterly installments equal to $3.75 million commencing March 31, 2022, subject to certain adjustments under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. The indentures for the 2018 Senior Notes and the 2019 Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2021, the carrying value of the Senior Notes was $750.0 million and we were in compliance with all financial covenants under these obligations, and we do not believe we are at material risk of not meeting these covenants due to COVID-19.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2021:

	Year Ending September 30,					Thereafter	Total
	2022	2023	2024	2025	2026
	(In thousands)
Senior notes (1)	$—	$—	$—	$—	$400,000	$350,000	$750,000
Revolving line of credit	—	—	—	—	518,000	—	518,000
Interest due on debt obligations (2)	35,000	35,000	35,000	35,000	35,000	28,000	203,000
Operating lease obligations	24,441	19,621	14,025	8,639	7,602	7,522	81,850
Unrecognized tax benefits (3)	—	—	—	—	—	—	10,897
Total commitments	$59,441	$54,621	$49,025	$43,639	$960,602	$385,522	$1,563,747

(1)Represents the unpaid principal amount of the Senior Notes.
(2)Represents interest payments on the Senior Notes.
(3)Represents unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.
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

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
Contracts with Customers
Our revenue is primarily derived from on-premises software and SaaS subscriptions, professional services and scoring services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct — distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”) basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.

Our on-premises software is primarily sold on a subscription basis, which includes a term-based license and post-contract support or maintenance, both of which generally represent distinct performance obligations and are accounted for separately. The transaction price is either a fixed fee, or a usage-based fee — sometimes subject to a guaranteed minimum. When the amount is fixed, including the guaranteed minimum in a usage-based fee, license revenue is recognized at the point in time when the software is made available to the customer. Maintenance revenue is recognized ratably over the contract period as customers simultaneously consume and receive benefits. Any usage-based fees not subject to a guaranteed minimum or earned in excess of the minimum amount are recognized when the subsequent usage occurs. We occasionally sell software arrangements consisting of on-premises perpetual licenses and maintenance. License revenue is recognized at a point in time when the software is made available to the customer and maintenance revenue is recognized ratably over the contract term.
Our SaaS products provide customers with access to and standard support for our software on a subscription basis, delivered through our own infrastructure or third-party cloud services. The SaaS transaction contracts typically include a guaranteed minimum fee per period that allows up to a certain level of usage and a consumption-based variable amount in excess of the minimum threshold; or a consumption-based variable fee not subject to a minimum threshold. The nature of our SaaS arrangements is to provide continuous access to our hosted solutions in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception — subject to any constraints that may apply — and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed.
Our professional services include software implementation, consulting, model development and training. They are sold either standalone, or together with other products or services and generally represent distinct performance obligations. The transaction price can be a fixed amount or a variable amount based upon the time and materials expended. Revenue on fixed-price services is recognized using an input method based on labor hours expended which we believe provides a faithful depiction of the transfer of services. Revenue on services provided on a time and materials basis is recognized by applying the “right-to-invoice” practical expedient as the amount to which we have a right to invoice the customer corresponds directly with the value of our performance to the customer.
Our scoring services include both business-to-business and business-to-consumer offerings. Our business-to-business scoring services typically include a license that grants consumer reporting agencies the right to use our scoring solutions in exchange for a usage-based royalty. Revenue is generally recognized when the usage occurs. Business-to-consumer offerings provide consumers with access to their FICO® Scores and credit reports, as well as other value-add services. These are provided as either a one-time or ongoing subscription service renewed monthly or annually, all with a fixed consideration. The nature of the subscription service is a stand-ready obligation to generate credit reports, provide credit monitoring, and other services for our customers, which comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). Revenue from one-time or monthly subscription services is recognized during the period when service is performed. Revenue from annual subscription services is recognized ratably over the subscription period.
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
Business Combinations
Accounting for our acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income and comprehensive income.
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
During the fourth quarter of fiscal 2021, we reevaluated our operating segments to better align with how our CODM evaluates performance and allocates resources, which resulted in a change from three operating segments, Applications, Decision Management Software and Scores, to two operating segments, Software and Scores. As part of this reevaluation, we determined our operating segments continue to represent our reporting units. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Alternatively, we may bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing step one of the goodwill impairment test.
We performed a step one quantitative impairment test on the Software and Scores reporting units before and immediately following the change in reporting units. There was a substantial excess of fair value over carrying value for the reporting units and we determined goodwill was not impaired for any of our reporting units before or after the change for fiscal 2021. For fiscal 2019 and 2020, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2019 and 2020.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2021, 2020 and 2019.
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
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). We use the Black-Scholes valuation model to determine the fair value of our stock options and a Monte Carlo valuation model to determine the fair value of our market share units. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions. See Note 16 to the accompanying consolidated financial statements for further discussion of our share-based employee benefit plans.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 in the first quarter of our fiscal 2021 and the adoption did not have a significant impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted Topic 326 in the first quarter of our fiscal 2021 and the adoption did not have a significant impact on our consolidated financial statements.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2021 and 2020:

	September 30, 2021			September 30, 2020
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$195,354	$195,354	0.04%	$157,394	$157,394	0.05%

On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” and with the 2018 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity for additional information on the Senior Notes. The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	453,000	400,000	442,000
The 2019 Senior Notes	350,000	357,000	350,000	358,750
Total	$750,000	$810,000	$750,000	$800,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $9.0 million and $10.6 million at September 30, 2021 and 2020, respectively.
We have interest rate risk with respect to our $600 million unsecured revolving line of credit. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750% and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. We had $518.0 million in borrowings outstanding at a weighted-average interest of 1.212% under the credit facility as of September 30, 2021.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2021 and 2020:

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	—
Singapore dollar (SGD)	SGD	6,650	$4,900	—

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	—
Singapore dollar (SGD)	SGD	7,815	$5,700	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, the fair value was $0 on September 30, 2021 and 2020.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Fair Isaac Corporation

Bozeman, Montana

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of operations and cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Contracts with Customers – Refer to Note 1 and Note 12 to the financial statements
Critical Audit Matter Description
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognition to the Company’s identification of performance obligations, estimation of variable consideration, and determination of SSP included the following, among others:
•We tested the effectiveness of controls over contract revenue, including management’s controls over the identification of performance obligations, estimation of variable consideration, and determination of the SSP.
•We selected a sample of contracts and performed the following procedures:
◦Obtained and read the contract, including master agreements, renewal agreements, and other source documents that were part of the contract.
◦Obtained other contracts with the same customer that were entered into at or near the same time and evaluated management’s conclusion of whether two or more contracts for multiple products and services promised to a customer should be combined and accounted for as a single contract for revenue recognition.
◦Confirmed the terms of the contract directly with the customer, including whether there are side agreements and terms not formally included in the contract that may impact the identification of performance obligations and revenue recognition and performed alternative procedures in the event of nonreplies.
◦Evaluated internal certification letters provided by the Company’s sales personnel to identify the existence of side agreements that may impact the identification of performance obligations and revenue recognition.
◦Tested management’s identification of the performance obligations within the customer contract, including whether material rights that gave rise to a performance obligation were identified.
◦Tested management’s estimation of variable consideration in the transaction price by evaluating the reasonableness of the inputs used in management’s estimates.
◦Tested the accuracy and completeness of the data and factors used in management’s determination of the SSP for each performance obligation.
◦Evaluated the consistency of the methodologies used to develop the SSP for each performance obligation.

/s/ Deloitte & Touche LLP
San Diego, CA
November 10, 2021
We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	2020
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$195,354	$157,394
Accounts receivable, net	312,107	334,180
Prepaid expenses and other current assets	43,513	42,504
Total current assets	550,974	534,078
Marketable securities	31,884	25,513
Other investments	1,312	1,060
Property and equipment, net	27,913	46,419
Operating lease right-of-use assets	47,275	57,656
Goodwill	788,185	812,364
Intangible assets, net	4,099	9,236
Deferred income taxes	20,549	14,629
Other assets	95,585	105,285
Total assets	$1,567,776	$1,606,240
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,749	$23,033
Accrued compensation and employee benefits	103,506	117,952
Other accrued liabilities	79,535	63,367
Deferred revenue	105,417	115,159
Current maturities on debt	250,000	95,000
Total current liabilities	559,207	414,511
Long-term debt	1,009,018	739,435
Operating lease liabilities	53,670	73,207
Other liabilities	56,823	48,005
Total liabilities	1,678,718	1,275,158
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 27,568 and 29,096 shares outstanding at September 30, 2021 and September 30, 2020, respectively)	276	291
Paid-in-capital	1,237,348	1,218,583
Treasury stock, at cost (61,289 and 59,761 shares at September 30, 2021 and September 30, 2020, respectively)	(3,857,855)	(2,997,856)
Retained earnings	2,585,143	2,193,059
Accumulated other comprehensive loss	(75,854)	(82,995)
Total stockholders’ equity (deficit)	(110,942)	331,082
Total liabilities and stockholders’ equity (deficit)	$1,567,776	$1,606,240
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2021	2020	2019
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$517,888	$584,576	$556,968
Professional services	144,501	181,439	181,938
Scores	654,147	528,547	421,177
Total revenues	1,316,536	1,294,562	1,160,083
Operating expenses:
Cost of revenues	332,462	361,142	336,845
Research and development	171,231	166,499	149,478
Selling, general and administrative	396,281	420,930	414,086
Amortization of intangible assets	3,255	4,993	6,126
Restructuring and impairment charges	7,957	45,029	—
Gains on product line asset sales and business divestiture	(100,139)	—	—
Total operating expenses	811,047	998,593	906,535
Operating income	505,489	295,969	253,548
Interest expense, net	(40,092)	(42,177)	(39,752)
Other income, net	7,745	3,208	2,276
Income before income taxes	473,142	257,000	216,072
Provision for income taxes	81,058	20,589	23,948
Net income	392,084	236,411	192,124
Other comprehensive income (loss):
Foreign currency translation adjustments	7,141	7,090	(13,664)
Comprehensive income	$399,225	$243,501	$178,460
Basic earnings per share	$13.65	$8.13	$6.63
Shares used in computing basic earnings per share	28,734	29,067	28,980
Diluted earnings per share	$13.40	$7.90	$6.34
Shares used in computing diluted earnings per share	29,260	29,932	30,294

See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended September 30, 2021, 2020 and 2019

	Common Stock					Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Par Value	Paid-in- Capital	Treasury Stock	Retained Earnings
Balance at September 30, 2018	29,015	$290	$1,211,051	$(2,612,007)	$1,764,524	$(76,421)	$287,437
Share-based compensation	—	—	82,973	—	—	—	82,973
Issuance of treasury stock under employee stock plans	854	8	(68,659)	38,442	—	—	(30,209)
Repurchases of common stock	(925)	(9)	—	(228,885)	—	—	(228,894)
Net income	—	—	—	—	192,124	—	192,124
Foreign currency translation adjustments	—	—	—	—	—	(13,664)	(13,664)
Balance at September 30, 2019	28,944	289	1,225,365	(2,802,450)	1,956,648	(90,085)	289,767
Share-based compensation	—	—	93,681	—	—	—	93,681
Issuance of treasury stock under employee stock plans	827	9	(100,463)	39,810	—	—	(60,644)
Repurchases of common stock	(675)	(7)	—	(235,216)	—	—	(235,223)
Net income	—	—	—	—	236,411	—	236,411
Foreign currency translation adjustments	—	—	—	—	—	7,090	7,090
Balance at September 30, 2020	29,096	291	1,218,583	(2,997,856)	2,193,059	(82,995)	331,082
Share-based compensation	—	—	111,700	—	—	—	111,700
Issuance of treasury stock under employee stock plans	349	4	(88,953)	18,222	—	—	(70,727)
Repurchases of common stock	(1,877)	(19)	(3,982)	(878,221)	—	—	(882,222)
Net income	—	—	—	—	392,084	—	392,084
Foreign currency translation adjustments	—	—	—	—	—	7,141	7,141
Balance at September 30, 2021	27,568	$276	$1,237,348	$(3,857,855)	$2,585,143	$(75,854)	$(110,942)
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$392,084	$236,411	$192,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,592	30,367	31,612
Share-based compensation	112,457	93,681	82,973
Deferred income taxes	(5,955)	(8,639)	7,701
Non-cash operating lease costs	16,102	20,011	—
Impairment loss on operating lease assets	—	28,016	—
Provision of doubtful accounts	652	3,199	518
Net gain (loss) on marketable securities	(4,569)	(2,071)	761
Net loss on sales and abandonment of property and equipment	333	5,249	127
Gains on product line asset sales and business divestiture	(100,139)	—	—
Changes in operating assets and liabilities:
Accounts receivable	24,496	(59,889)	(36,176)
Prepaid expenses and other assets	(5,722)	(960)	(55,507)
Accounts payable	(2,354)	1,059	1,885
Accrued compensation and employee benefits	(13,144)	12,065	22,380
Other liabilities	(20,502)	693	1,463
Deferred revenue	4,486	5,724	10,489
Net cash provided by operating activities	423,817	364,916	260,350
Cash flows from investing activities:
Purchases of property and equipment	(7,569)	(21,989)	(23,981)
Proceeds from sales of marketable securities	7,237	3,470	3,480
Purchases of marketable securities	(9,039)	(6,119)	(6,404)
Proceeds from product line asset sales and business divestiture	147,431	—	—
Distribution from (purchase of) equity investment	(210)	55	—
Cash paid for acquisitions, net of cash acquired	—	—	(15,855)
Net cash provided by (used in) investing activities	137,850	(24,583)	(42,760)
Cash flows from financing activities:
Proceeds from revolving line of credit	682,000	263,000	229,000
Payments on revolving line of credit	(259,000)	(513,000)	(141,000)
Proceeds from issuance of senior notes	—	350,000	—
Payments on senior notes	—	(85,000)	(28,000)
Payments on debt issuance costs	(1,488)	(6,840)	—
Payments on finance leases	(176)	(1,716)	(945)
Proceeds from issuance of treasury stock under employee stock plans	20,881	42,258	22,788
Taxes paid related to net share settlement of equity awards	(91,609)	(102,903)	(52,996)
Repurchases of common stock	(874,179)	(235,223)	(228,894)
Net cash used in financing activities	(523,571)	(289,424)	(200,047)
Effect of exchange rate changes on cash	(136)	59	(1,140)
Increase in cash and cash equivalents	37,960	50,968	16,403
Cash and cash equivalents, beginning of year	157,394	106,426	90,023
Cash and cash equivalents, end of year	$195,354	$157,394	$106,426
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $464, $1,931 and $1,372 during the years ended September 30, 2021, 2020 and 2019, respectively	$71,486	$10,152	$18,779
Cash paid for interest	$37,955	$37,735	$39,924
Supplemental disclosures of non-cash investing and financing activities:
Finance lease obligation incurred	$—	$1,387	$5,803
Unsettled repurchases of common stock	$8,043	$—	$—
Purchase of property and equipment included in accounts payable	$71	$166	$1,448
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
1. Nature of Business and Summary of Significant Accounting Policies
Fair Isaac Corporation
Fair Isaac Corporation (“FICO”), a Delaware corporation, was founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in nearly 120 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive companies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores, the standard measure in the U.S. of consumer credit risk, empowering them to increase financial literacy and manage their financial health.
In these consolidated financial statements, FICO is referred to as “we,” “us,” “our,” or “the Company.”
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
During the fourth quarter of our fiscal 2021, we reevaluated our operating segments to better align with how our chief operating decision maker (“CODM”), who is our Chief Executive Officer, evaluates performance and allocates resources. The key factors evaluated included our evolving platform strategies, our go-to market considerations, and sales of our product lines and businesses during fiscal 2021, and in particular the divestiture of our Collections and Recovery (“C&R”) business in June 2021, among others. As a result, we consolidated our operating segment structure from three to two by merging Applications and Decision Management Software segments into the new Software segment. As a result, we modified the presentation of our segment financial information with retrospective application to all prior periods presented. In addition, effective beginning in the fourth quarter of fiscal 2021, we changed the classification of revenue from transactional and maintenance, professional services, and license to on-premises and SaaS software, professional services and scores on our consolidated statements of income and comprehensive income, as well as our disclosures on disaggregation of revenue, to better align with our business strategy. Previously reported amounts in the consolidated statements of income and comprehensive income and notes to the consolidated financial statements have been adjusted to conform to the current presentation.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of various accruals; variable considerations included in the transaction price and standalone selling price of each performance obligation for our customer contracts; labor hours in connection with fixed-fee service contracts; the amount of our tax provision and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Actual results may differ from our estimates.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
Fair Value of Financial Instruments
The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents and marketable securities investments are disclosed in Note 5. The fair value of our derivative instruments is disclosed in Note 6. The fair value of our senior notes is disclosed in Note 10.
Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in income (expense). Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity or available-for-sale during each of the three years ended September 30, 2021, 2020 and 2019. Investments with remaining maturities over one year are classified as long-term investments.
We have certain other investments for which there is no readily determinable fair value. These investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes. The carrying value of these investments was $1.3 million and $1.1 million at September 30, 2021 and 2020, respectively, and they are reported in other assets on our consolidated balance sheets. At September 30, 2021, we reviewed the carrying value of these investments and concluded that they were not impaired and as of that date, we were unable to exercise significant influence over the investees.
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
A significant portion of our revenues are derived from the sales of products and services to the financial services industries.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $20.3 million, $23.5 million and $24.2 million during fiscal 2021, 2020 and 2019, respectively.
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
During the fourth quarter of fiscal 2021, we reevaluated our operating segments to better align with how our CODM evaluates performance and allocates resources, which resulted in a change from three operating segments, Applications, Decision Management Software and Scores, to two operating segments, Software and Scores. As part of this reevaluation, we reconsidered our reporting units and concluded our operating segments continue to represent our reporting units. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Alternatively, we may bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing step one of the goodwill impairment test.
We performed a step one quantitative impairment test on the Software and Scores reporting units before and immediately following the change in reporting units. There was a substantial excess of fair value over carrying value for the reporting units and we determined goodwill was not impaired for any of our reporting units before or after the change for fiscal 2021. For fiscal 2019 and 2020, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2019 and 2020.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 years	to	10 years
Customer contracts and relationships	5 years	to	10 years
Trade names	1 year
Non-compete agreements	2 years
Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2021, 2020 and 2019.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.
See Note 12 for further discussion on revenues.
Business Combinations
Accounting for our acquisitions requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income and comprehensive income.
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
Years Ended September 30, 2021, 2020 and 2019
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
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
We recorded transactional foreign exchange losses of $0.0 million, $1.0 million and $0.0 million during fiscal 2021, 2020 and 2019, respectively.
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 16 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $6.9 million, $8.7 million and $3.6 million in fiscal 2021, 2020 and 2019, respectively.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU 2018-15 in the first quarter of our fiscal 2021 and the adoption did not have a significant impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. We adopted Topic 326 in the first quarter of our fiscal 2021 and the adoption did not have a significant impact on our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
We do not expect that any recently issued accounting pronouncements will have a significant effect on our financial statements.
2. Business Combinations
There were no acquisitions incurred during fiscal 2021 and 2020.
In fiscal 2019, we acquired 100% of the equity of eZmCom, Inc. for $18.6 million in cash. We recorded $6.0 million of intangible assets which are being amortized using the straight-line method over a weighted-average useful life of 4.73 years. We allocated $11.2 million of goodwill to our Software segment that is deductible for tax purposes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
3. Business Divestiture
On May 4, 2021, we entered into a definitive agreement to sell our C&R business to Jonas Collections and Recovery Inc. (“Jonas”), a company in the Jonas Software operating group of Constellation Software Inc. The decision to sell the C&R business was the result of management’s decision to divest certain software products that are not built on FICO® Platform. This divestiture will allow us to focus our development and go-to market resources on the growth of our Platform products. On June 7, 2021, we completed the sale to Jonas. As the C&R business has the input, process, and output elements defined in Accounting Standards Codification 805, Business Combinations, we concluded the sale qualified as a sale of a business. The gain recognized from the sale was $92.8 million, which was recorded in gains on product line asset sales and business divestiture within the accompanying consolidated statements of income and comprehensive income. Our C&R business was part of our Software segment.
In addition, we sold all assets related to our cyber risk score operations in October 2020, and sold certain assets related to our Software operations to an affiliated joint venture in China in December 2020. The net gain realized from both transactions was immaterial.

4. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$195,160	$195,160	$122,119	$122,119
Money market funds	194	194	35,275	35,275
Total	$195,354	$195,354	$157,394	$157,394
Long-term Marketable Securities:
Marketable securities	$23,836	$31,884	$20,195	$25,513

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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets are comprised of money market funds and certain marketable securities. We did not have any liabilities that are valued using inputs identified under a Level 1 hierarchy as of September 30, 2021 and 2020.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2021 and 2020. We measure the fair value of our senior notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2021 and 2020.

The following table represents financial assets that we measured at fair value on a recurring basis at September 30, 2021 and 2020:

September 30, 2021	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2021
	(In thousands)
Assets:
Cash equivalents (1)	$194	$194
Marketable securities (2)	31,884	31,884
Total	$32,078	$32,078

September 30, 2020	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2020
	(In thousands)
Assets:
Cash equivalents (1)	$35,275	$35,275
Marketable securities (2)	25,513	25,513
Total	$60,788	$60,788

(1)Included in cash and cash equivalents on our consolidated balance sheets at September 30, 2021 and 2020. Not included in this table are cash deposits of $195.2 million and $122.1 million at September 30, 2021 and 2020, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in long-term marketable securities on our consolidated balance sheets at September 30, 2021 and 2020.
See Note 10 for the fair value of our senior notes.

There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2021, 2020 or 2019.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2021 and 2020:

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	—
Singapore dollar (SGD)	SGD	6,650	$4,900	—

	September 30, 2020
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,000	$17,656	—
Buy foreign currency:
British pound (GBP)	GBP	16,555	$21,300	—
Singapore dollar (SGD)	SGD	7,815	$5,700	—
The foreign currency forward contracts were entered into on September 30 of each fiscal year; therefore, their fair value was $0 at September 30, 2021 and 2020.
Gains (losses) on derivative financial instruments are recorded in our consolidated statements of income and comprehensive income as a component of other income, net. These amounts are shown below for the years ended September 30, 2021, 2020 and 2019:

	Year Ended September 30,
	2021	2020	2019
	(In thousands)
Gain (loss) on foreign currency forward contracts	$2,064	$(347)	$(896)
7. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2021 and 2020:

	September 30, 2021				September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Average Life	Gross Carrying Amount	Accumulated Amortization	Net	Average Life
	(In thousands, except average life)
Completed technology	$71,808	$(70,391)	$1,417	5	$83,764	$(80,136)	$3,628	5
Customer contracts and relationships	13,719	(11,037)	2,682	9	19,332	(13,870)	5,462	9
Non-compete agreements	—	—	—	—	350	(204)	146	2
	$85,527	$(81,428)	$4,099	6	$103,446	$(94,210)	$9,236	6

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption—amortization of intangible assets—and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Year Ended September 30,
	2021	2020	2019
	(In thousands)
Completed technology	$1,027	$1,766	$1,974
Customer contracts and relationships	2,082	2,927	4,098
Trade names	—	125	25
Non-compete agreements	146	175	29
Total	$3,255	$4,993	$6,126
Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2021, was as follows (in thousands):

Year Ending September 30,
2022	$2,082
2023	1,100
2024	917
Total	$4,099
The following table summarizes changes to goodwill during fiscal 2021 and 2020, both in total and as allocated to our operating segments. We have not recognized any goodwill impairment losses to date.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2019	$146,648	$656,894	$803,542
Foreign currency translation adjustment	—	8,822	8,822
Balance at September 30, 2020	146,648	665,716	812,364
Foreign currency translation adjustment	—	1,417	1,417
C&R business divestiture	—	(25,596)	(25,596)
Balance at September 30, 2021	$146,648	$641,537	$788,185

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019

8. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other assets at September 30, 2021 and 2020:

	September 30,
	2021	2020
	(In thousands)
Property and equipment:
Data processing equipment and software	$86,144	$108,913
Office furniture and equipment	16,754	20,478
Leasehold improvements	22,068	25,239
Equipment under capital lease	—	6,489
Less: accumulated depreciation and amortization	(97,053)	(114,700)
Total	$27,913	$46,419

Other assets:
Long-term receivables	$37,452	$54,074
Prepaid commissions	44,932	38,579
Others	13,201	12,632
Total	$95,585	$105,285
9. Revolving Line of Credit
On August 19, 2021, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit to $600 million and extended its maturity to August 19, 2026. Borrowings under the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) an adjusted base rate, which is the greatest of (a) the prime rate and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750% and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants, including maintaining a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. As of September 30, 2021, we had $518.0 million in borrowings outstanding at a weighted-average interest rate of 1.212% and we were in compliance with all financial covenants under this credit facility.
In October 2021, we further amended the credit agreement. See Note 23 for additional information.
10. Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026.
On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes,” along with the 2018 Senior Notes, the “Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028.
The indentures for the 2018 Senior Notes and the 2019 Senior Notes contain customary affirmative and negative covenants, including certain events of default, typical of unsecured obligations.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
The following table presents the carrying amounts and fair values for the Senior Notes at September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	453,000	400,000	442,000
The 2019 Senior Notes	350,000	357,000	350,000	358,750
Total	$750,000	$810,000	$750,000	$800,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $9.0 million and $10.6 million at September 30, 2021 and 2020, respectively.
Future principal payments for the Senior Notes are as follows (in thousands):

Year Ending September 30,
2026	400,000
Thereafter	350,000
Total	$750,000

11. Accelerated Share Repurchase
We have authorization to make repurchases of shares of our common stock from time to time in the open market or in negotiated transactions. As part of the broader share repurchase program, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with a financial institution on June 17, 2021 to repurchase $200.0 million of our common stock. The ASR Agreement was accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on our own stock. Pursuant to the ASR Agreement, we paid $200.0 million to the financial institution and received an initial delivery of 319,400 shares of common stock, which approximated 80% of the total number of expected shares to be repurchased under the ASR Agreement. The equity-linked contract for the remaining $40.0 million, representing remaining shares to be delivered under the ASR Agreement, was recorded as a reduction to stockholders’ equity as of June 30, 2021 and was settled in August 2021 with us receiving 70,127 additional shares. In total, 389,527 shares were repurchased under the ASR Agreement. We were not required to make any additional cash payments or delivery of common stock to the financial institution upon settlement of the agreement.
12. Revenue from Contracts with Customers
Contracts with Customers
Our revenue is primarily derived from on-premises software and SaaS subscriptions, professional services and scoring services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct — distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”) basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.
Our on-premises software is primarily sold on a subscription basis, which includes a term-based license and post-contract support or maintenance, both of which generally represent distinct performance obligations and are accounted for separately. The transaction price is either a fixed fee, or a usage-based fee — sometimes subject to a guaranteed minimum. When the amount is fixed, including the guaranteed minimum in a usage-based fee, license revenue is recognized at the point in time when the software is made available to the customer. Maintenance revenue is recognized ratably over the contract period as customers simultaneously consume and receive benefits. Any usage-based fees not subject to a guaranteed minimum or earned in excess of the minimum amount are recognized when the subsequent usage occurs. We occasionally sell software arrangements consisting of on-premises perpetual licenses and maintenance. License revenue is recognized at a point in time when the software is made available to the customer and maintenance revenue is recognized ratably over the contract term.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
Our SaaS products provide customers with access to and standard support for our software on a subscription basis, delivered through our own infrastructure or third-party cloud services. The SaaS transaction contracts typically include a guaranteed minimum fee per period that allows up to a certain level of usage and a consumption-based variable amount in excess of the minimum threshold; or a consumption-based variable fee not subject to a minimum threshold. The nature of our SaaS arrangements is to provide continuous access to our hosted solutions in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception — subject to any constraints that may apply — and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed.
Our professional services include software implementation, consulting, model development and training. They are sold either standalone, or together with other products or services and generally represent distinct performance obligations. The transaction price can be a fixed amount or a variable amount based upon the time and materials expended. Revenue on fixed-price services is recognized using an input method based on labor hours expended which we believe provides a faithful depiction of the transfer of services. Revenue on services provided on a time and materials basis is recognized by applying the “right-to-invoice” practical expedient as the amount to which we have a right to invoice the customer corresponds directly with the value of our performance to the customer.
Our scoring services include both business-to-business and business-to-consumer offerings. Our business-to-business scoring services typically include a license that grants consumer reporting agencies the right to use our scoring solutions in exchange for a usage-based royalty. Revenue is generally recognized when the usage occurs. Business-to-consumer offerings provide consumers with access to their FICO® Scores and credit reports, as well as other value-add services. These are provided as either a one-time or ongoing subscription service renewed monthly or annually, all with a fixed consideration. The nature of the subscription service is a stand-ready obligation to generate credit reports, provide credit monitoring, and other services for our customers, which comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). Revenue from one-time or monthly subscription services is recognized during the period when service is performed. Revenue from annual subscription services is recognized ratably over the subscription period.

Disaggregation of Revenue

As discussed in Note 1, effective beginning in the fourth quarter of fiscal 2021, we changed the classification of revenue from transactional and maintenance, professional services, and license to on-premises and SaaS software, professional services and scores on our consolidated statements of income and comprehensive income, as well as our disclosures on disaggregation of revenue to better align with our business strategy. Previously reported amounts in the consolidated statements of income and comprehensive income and notes herein have been adjusted to conform to the current presentation.
During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The comparability of the data below is impacted as a result of these divestitures.

The following tables provide information about disaggregated revenue by primary geographical market:

	Year Ended September 30, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$633,497	$416,436	$1,049,933	80%
Europe, Middle East and Africa	11,881	178,515	190,396	14%
Asia Pacific	8,769	67,438	76,207	6%
Total	$654,147	$662,389	$1,316,536	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019

	Year Ended September 30, 2020
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$514,909	$477,316	$992,225	76%
Europe, Middle East and Africa	6,385	197,199	203,584	16%
Asia Pacific	7,253	91,500	98,753	8%
Total	$528,547	$766,015	$1,294,562	100%

	Year Ended September 30, 2019
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$409,369	$463,083	$872,452	75%
Europe, Middle East and Africa	6,359	188,827	195,186	17%
Asia Pacific	5,449	86,996	92,445	8%
Total	$421,177	$738,906	$1,160,083	100%
The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Year Ended September 30,			Percentage of revenues
	2021	2020	2019	2021	2020	2019
	(Dollars in thousands)
On-premises software	$266,452	$347,532	$342,848	51%	59%	62%
SaaS software	251,436	237,044	214,120	49%	41%	38%
Total	$517,888	$584,576	$556,968	100%	100%	100%
The following table provides information about disaggregated revenue for our Software segment by product features:

	Year Ended September 30,			Percentage of revenues
	2021	2020	2019	2021	2020	2019
	(Dollars in thousands)
Platform software (*)	$66,884	$65,665	$39,175	13%	11%	7%
Non-Platform software	451,004	518,911	517,793	87%	89%	93%
Total	$517,888	$584,576	$556,968	100%	100%	100%

(*) The FICO platform software is a set of interoperable services which use software assets owned and/or governed by FICO for building solutions and which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and pre-integration using FICO standard application programming interfaces for all services.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Year Ended September 30,			Percentage of revenues
	2021	2020	2019	2021	2020	2019
	(Dollars in thousands)
Software recognized at a point time (1)	$59,024	$127,666	$111,308	11%	22%	20%
Software recognized over contract term (2)	458,864	456,910	445,660	89%	78%	80%
Total	$517,888	$584,576	$556,968	100%	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Year Ended September 30,			Percentage of revenues
	2021	2020	2019	2021	2020	2019
	(Dollars in thousands)
Business-to-business Scores	$446,538	$381,929	$302,103	68%	72%	72%
Business-to-consumer Scores	207,609	146,618	119,074	32%	28%	28%
Total	$654,147	$528,547	$421,177	100%	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 38%, 33% and 29% of our total revenues in fiscal 2021, 2020 and 2019, respectively, with all three consumer reporting agencies contributing more than 10% of our total revenues in fiscal 2021, and one contributing more than 10% of our total revenues in fiscal 2020 and 2019. At September 30, 2021, only one individual customer accounted for 10% or more of total consolidated receivables. At September 30, 2020, no individual customer accounted for 10% or more of total consolidated receivables.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
Receivables at September 30, 2021 and 2020 consisted of the following:

	September 30,
	2021	2020
	(In thousands)
Billed	$198,305	$211,776
Unbilled	155,408	181,550
	353,713	393,326
Less: allowance for doubtful accounts	(4,154)	(5,072)
Net receivables	349,559	388,254
Less: long-term receivables *	(37,452)	(54,074)
Short-term receivables *	$312,107	$334,180

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying consolidated balance sheets.
Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2021	2020
	(In thousands)
Allowance for doubtful accounts, beginning balance	$5,072	$2,568
Add: expense	652	3,199
Less: write-offs (net of recoveries)	(1,570)	(695)
Allowance for doubtful accounts, ending balance	$4,154	$5,072
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Year Ended September 30,
	2021	2020
	(In thousands)
Deferred revenues, beginning balance	$122,141	$116,320
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(84,735)	(101,640)
Decrease due to divestiture of the C&R business	(16,671)	—
Increases due to billings, excluding amounts recognized as revenue during the period	90,028	107,461
Deferred revenues, ending balance (*)	$110,763	$122,141

(*) Ending balance at September 30, 2021 included current portion of $105.4 million and long-term portion of $5.4 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets. Ending balance at September 30, 2020 included current portion of $115.1 million and long-term portion of $7.0 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to provide customers with financing or to receive financing from our customers. Examples include multi-year on-premises licenses that are invoiced annually with revenue recognized upfront and invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
Performance Obligations
Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This does not include:
•Usage-based revenue that will be recognized in future periods from on-premises software subscriptions;
•Future billings on guaranteed minimums derived from on-premises software licenses;
•Consumption-based variable fees from SaaS software that will be recognized in the distinct service period during which it is earned; and
•Revenue from variable considerations that will be recognized in accordance with the “right-to-invoice” practical expedient, such as fees from our professional services billed based on a time and materials basis.
Revenue allocated to remaining performance obligations was $289.0 million as of September 30, 2021, of which we expect to recognize approximately 50% over the next 18 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $298.0 million as of September 30, 2020.
Significant Judgments
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct and should be accounted for separately may require significant judgment. Specifically, when implementation service is included in the original software or SaaS offerings, judgment is required to determine if the implementation service significantly modifies or customizes the software or SaaS service in such a way that the risks of providing it and the customization service are inseparable. In rare instances, contracts may include significant modification or customization of the software or SaaS service and will result in the combination of software or SaaS service and implementation service as one performance obligation.
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
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying consolidated balance sheets, were $44.9 million and $38.6 million at September 30, 2021 and 2020, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income. The amount of amortization was $6.0 million, $5.7 million, and $5.0 million during the years ended September 30, 2021, 2020 and 2019, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019

13. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $9.8 million, $10.1 million and $10.3 million during fiscal 2021, 2020 and 2019, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $58.1 million, $60.6 million and $57.5 million during fiscal 2021, 2020 and 2019, respectively.
14. Restructuring and Impairment Charges
During fiscal 2021, we incurred restructuring charges of $8.0 million in employee separation costs due to the elimination of 160 positions throughout the Company. Cash payments for all the employee separation costs will be paid by the end of our fiscal 2022. There were no impairment charges incurred during fiscal 2021.
During fiscal 2020, we incurred net charges totaling $45.0 million consisting of $28.0 million in impairment loss on operating lease assets, $5.2 million in impairment loss on disposals of property and equipment and $11.8 million in restructuring charges. The impairment losses were associated with closing certain non-core offices and reducing office space in other locations to better align with anticipated needs in light of post-pandemic workforce patterns. The restructuring charges related to employee separation costs as a result of eliminating 209 positions throughout the Company. Cash payments for all those employee separation costs were fully paid before the end of our fiscal 2021.
There were no restructuring and impairment charges incurred during fiscal 2019.
The following tables summarize our restructuring accruals. At September 30 2021, 2020, and 2019, the balances were classified as current liabilities and recorded in other accrued liabilities within the accompanying consolidated balance sheets.

	Accrual at September 30, 2019	Expense Additions	Cash Payments	Accrual Adjustments (*)	Accrual at September 30, 2020
	(In thousands)
Facilities charges	$1,378	$—	$—	$(1,378)	$—
Employee separation	—	11,768	(3,577)	—	8,191
	1,378	$11,768	$(3,577)	$(1,378)	8,191

	Accrual at September 30, 2020	Expense Additions	Cash Payments	Accrual Adjustments	Accrual at September 30, 2021
	(In thousands)
Employee separation	8,191	7,956	(8,291)	—	7,856
	8,191	$7,956	$(8,291)	$—	7,856

(*) Upon adoption of Topic 842, accrued lease exit obligations of $1.4 million, which were associated with vacating excess leased space in fiscal 2017, were reclassified to operating lease liabilities.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
15. Income Taxes
The provision for income taxes was as follows during fiscal 2021, 2020 and 2019:

	Year ended September 30,
	2021	2020	2019
	(In thousands)
Current:
Federal	$43,437	$14,566	$1,299
State	7,961	2,180	(423)
Foreign	35,615	12,482	15,371
	87,013	29,228	16,247
Deferred:
Federal	(4,602)	(8,575)	7,003
State	(948)	(957)	947
Foreign	(405)	893	(249)
	(5,955)	(8,639)	7,701
Total provision	$81,058	$20,589	$23,948
The foreign provision was based on foreign pre-tax earnings of $62.1 million, $42.2 million and $36.0 million in fiscal 2021, 2020 and 2019, respectively. Current foreign tax expense related to foreign tax withholdings was $7.5 million, $6.4 million and $6.5 million in fiscal 2021, 2020 and 2019, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

Deferred tax assets and liabilities at September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$30,311	$31,015
Compensation benefits	29,305	29,640
Operating lease liabilities	17,076	21,827
Other assets	16,711	9,000
	93,403	91,482
Less: valuation allowance	(28,403)	(24,563)
Total deferred tax assets	65,000	66,919
Deferred tax liabilities:
Intangible assets	(10,518)	(14,715)
Deferred commission	(10,520)	(9,027)
Property and equipment	(487)	(3,135)
Operating lease right-of-use assets	(11,258)	(13,719)
Other liabilities	(11,668)	(11,694)
Total deferred tax liabilities	(44,451)	(52,290)
Deferred tax assets, net	$20,549	$14,629
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2021.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
As of September 30, 2021, we had available U.S. federal and foreign net operating loss (“NOL”) carryforwards of approximately $6.7 million and $29.2 million, respectively. The U.S. federal NOLs were acquired in connection with our acquisitions of Adeptra in fiscal 2012 and Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. The $29.2 million of foreign NOL includes $4.9 million related to China and $18.1 million related to Germany. Due to a limited ability to utilize the China and Germany NOLs, a full valuation allowance has been recorded on the China and Germany NOLs, resulting in no tax benefit. Utilization of the U.S. federal NOL is subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. We have available an excess California state research credit of approximately $17.1 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $17.1 million. There is approximately $3.0 million of excess Foreign Tax Credit. The foreign tax credit is not expected to be utilized fully in future tax, and a valuation allowance of $3.0 million has been recorded.
A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before provision for income taxes for fiscal 2021, 2020 and 2019 is shown below:

	Year Ended September 30,
	2021	2020	2019
	(In thousands)
Income tax provision at U.S. federal statutory rate	$99,360	$53,970	$45,375
State income taxes, net of U.S. federal benefit	7,815	4,619	4,194
Foreign tax rate differential	1,490	493	839
Research credits	(6,795)	(5,868)	(5,761)
Valuation allowance	3,839	5,332	(333)
Excess tax benefits relating to share-based compensation	(15,573)	(45,086)	(24,891)
GILTI, FDII and BEAT	(4,958)	7,136	1,467
Other	(4,120)	(7)	3,058
Recorded income tax provision	$81,058	$20,589	$23,948
The increase in our income tax provision in fiscal 2021 compared to fiscal 2020 is due to an increase in pretax book income, of which a large amount was due to the gain on divestiture of C&R business, as well as a decrease in excess tax benefits related to share-based compensation.
The decrease in our income tax provision in fiscal 2020 compared to fiscal 2019 is due to the excess tax benefits related to share-based compensation.
As of September 30, 2021, we had approximately $141.5 million of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. In the event these earnings are later remitted to the U.S., any estimated withholding tax and state income tax due upon remittance of those earnings is expected to be immaterial to the income tax provision.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2018.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2021	2020	2019
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$7,994	$5,834	$6,113
Gross increases for tax positions in prior years	—	883	509
Gross decreases for tax positions in prior years	(385)	(65)	(611)
Gross increases based on tax positions related to the current year	5,273	2,260	1,439
Decreases for settlements and payments	(643)	—	(637)
Decreases due to statute expiration	(1,342)	(918)	(979)
Gross unrecognized tax benefits at end of year	$10,897	$7,994	$5,834
We had $10.9 million of total unrecognized tax benefits as of September 30, 2021, including $10.4 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.
We recognize interest expense and penalties related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2021, we had accrued interest of $0.4 million related to the unrecognized tax benefits.
16. Share-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintained the 2012 Long-Term Incentive Plan (the “2012 Plan”) under which we were authorized to issue equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other share-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors were eligible to receive awards under the 2012 Plan. Upon effectiveness of the new long-term incentive plan on March 3, 2021 as described further below, no new awards may be made under the 2012 Plan.
On March 3, 2021, our shareholders approved the adoption of the 2021 Long-Term Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of up to 5,900,000 shares of our common stock, plus additional shares that become available due to the expiration, forfeiture or cancellation of awards outstanding under the 2012 Plan on March 3, 2021. Under the terms of the 2021 Plan, the pool of shares available for issuance may be used for all types of equity awards available under the 2021 Plan, which include stock options, stock appreciation rights, restricted stock awards, stock unit awards and other share-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors, are eligible to receive awards under the 2021 Plan. The 2021 Plan will remain in effect until the earliest of the following: all shares subject to the Plan are distributed, the Board terminates the Plan, or the tenth anniversary of the effective date of the Plan.
Stock option awards have a maximum term of ten years. In general, stock option awards and restricted stock unit awards not subject to market or performance conditions vest annually over four years. Restricted stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria. At September 30, 2021, there were 5,850,154 shares available for issuance as new awards under the 2021 Plan.
Description of Employee Stock Purchase Plan
We maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Employees may have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price of FICO common stock on the last trading day of each offering period. Offering period means approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. At September 30, 2021, there were 907,300 shares available for issuance under the 2019 Purchase Plan.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
We satisfy stock option exercises, vesting of restricted stock units and the 2019 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $112.5 million, $93.7 million and $83.0 million in fiscal years 2021, 2020 and 2019, respectively. The total tax benefit related to this share-based compensation expense was $14.0 million, $13.2 million and $12.5 million in fiscal 2021, 2020 and 2019, respectively. As of September 30, 2021, there was $151.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.27 years.
In fiscal 2021 we received $4.4 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $3.7 million.
Share-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2021, 2020 and 2019:

	Year Ended September 30,
	2021			2020			2019
Stock Options:
Weighted-average expected term (years)			4.47			4.46			4.26
Expected volatility (range)	33.6	-	34.4%	30.0	-	35.9%	31.1	-	32.4%
Weighted-average volatility			33.9%			30.6%			32.2%
Risk-free interest rate (range)	0.29	-	0.73%	0.36	-	1.68%	2.50	-	2.68%
Weighted-average expected dividend yield			—%			—%			—%
Expected Volatility. We estimate the volatility of our common stock at the date of grant based on a combination of the implied volatility of publicly traded options on our common stock and our historical volatility rate.

Expected Term. The expected term represents the period that our stock options are expected to be outstanding. We estimate the expected term based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
The following table summarizes option activity during fiscal 2021:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2020	246	$166.80
Granted	21	485.77
Exercised	(40)	108.81
Forfeited	(1)	506.91
Outstanding at September 30, 2021	226	$205.90	3.44	$45,263,900
Exercisable at September 30, 2021	163	$168.38	2.85	$37,659,408
Vested or expected to vest at September 30, 2021	225	$204.66	3.42	$45,173,168
The weighted-average fair value of options granted were $139.11, $99.30 and $59.63 during fiscal 2021, 2020 and 2019, respectively. The aggregate intrinsic value of options outstanding at September 30, 2021 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 0.2 million outstanding options that had exercise prices lower than the $397.93 market price of our common stock at September 30, 2021. The total intrinsic value of options exercised was $15.8 million, $132.6 million and $99.1 million during fiscal 2021, 2020 and 2019, respectively, determined as of the date of exercise.
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2021:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2020	721	$229.10
Granted	182	505.70
Released	(311)	197.53
Forfeited	(75)	300.05
Outstanding at September 30, 2021	517	$335.16
The weighted-average fair value of the RSUs granted were $505.70, $356.66 and $206.29 during fiscal 2021, 2020 and 2019, respectively. The total intrinsic value of the RSUs that vested was $156.6 million, $159.0 million and $91.2 million during fiscal 2021, 2020 and 2019, respectively, determined as of the date of vesting.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
The following table summarizes the PSUs activity during fiscal 2021:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2020	127	$248.97
Granted	67	506.91
Released	(68)	217.36
Outstanding at September 30, 2021	126	$403.61
The weighted-average fair value of the PSUs granted were $506.91, $354.18 and $185.05 during fiscal 2021, 2020 and 2019, respectively. The total intrinsic value of the PSUs that vested was $34.7 million, $36.5 million and $19.3 million during fiscal 2021, 2020 and 2019, respectively, determined as of the date of vesting.
Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2021, 2020 and 2019:

	Year Ended September 30,
	2021	2020	2019

Expected volatility in FICO’s stock price	41.3%	25.2%	24.6%
Expected volatility in Russell 3000 Index	23.7%	12.9%	12.8%
Correlation between FICO and the Russell 3000 Index	77.5%	64.0%	66.6%
Risk-free interest rate	0.20%	1.67%	2.73%
Average expected dividend yield	—%	—%	—%
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
The following table summarizes the MSUs activity during fiscal 2021:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2020	63	$311.91
Granted	67	471.16
Released	(67)	257.15
Outstanding at September 30, 2021	63	$541.42
The weighted-average fair value of the MSUs granted were $471.16, $249.13 and $169.46 during fiscal 2021, 2020 and 2019, respectively. The total intrinsic value of the MSUs that vested was $34.5 million, $44.6 million and $21.6 million during fiscal 2021, 2020 and 2019, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
Employee Stock Purchase Plan
The compensation expense on the employee stock purchase plan arises from the 15% discount offered to participants. During fiscal 2021, a total of 42,402 shares of our common stock with a weighted-average purchase price of $389.61 per share was issued under the 2019 Purchase Plan. During fiscal 2020, a total of 50,298 shares of our common stock with a weighted-average purchase price of $334.21 per share was issued under the 2019 Purchase Plan.
17. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2021, 2020 and 2019:

	Year Ended September 30,
	2021	2020	2019
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share — net income	$392,084	$236,411	$192,124
Denominator — share:
Basic weighted-average shares	28,734	29,067	28,980
Effect of dilutive securities	526	865	1,314
Diluted weighted-average shares	29,260	29,932	30,294
Earnings per share:
Basic	$13.65	$8.13	$6.63
Diluted	$13.40	$7.90	$6.34

Anti-dilutive share-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.
18. Segment Information
During the fourth quarter of our fiscal 2021, we reevaluated our operating segments to better align with how our CODM, who is our Chief Executive Officer, evaluates performance and allocates resources. The key factors evaluated included our evolving platform strategies, our go-to market considerations, and sales of our product lines and businesses during fiscal 2021, and in particular the divestiture of our C&R business in June 2021, among others. As a result, we consolidated our operating segment structure from three to two by merging Applications and Decision Management Software segments into the new Software segment. All periods presented have been adjusted to reflect these changes. The new segments are as follows:
•Scores. This segment includes our business-to-business (“B2B”) scoring solutions and services which give our clients access to predictive credit and other scores that can be easily integrated into their transaction streams and decision-making processes. This segment also includes our business-to-consumer (“B2C”) scoring solutions, including our myFICO.com subscription offerings.
•Software. This segment includes pre-configured analytic and decision management solutions designed for a specific type of business need or process — such as account origination, customer management, customer engagement, fraud detection, financial crimes compliance, and marketing — as well as associated professional services. This segment also includes FICO® Platform, a modular software offering designed to support advanced analytic and decision use cases, as well as stand-alone analytic and decisioning software that can be configured by our customers to address a wide variety of business use cases. These offerings are available to our customers as SaaS or as on-premises software.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
Our CODM evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, consulting, travel and depreciation. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate broad-based incentive expense, share-based compensation expense, restructuring and acquisition-related expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our Chief Executive Officer does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation amounts are allocated to the segments from their internal cost centers as described above.
The following tables summarize segment information for fiscal 2021, 2020 and 2019:

	Year Ended September 30, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$517,888	$—	$517,888
Professional services	—	144,501	—	144,501
Scores	654,147	—	—	654,147
Total segment revenues	654,147	662,389	—	1,316,536
Segment operating expense	(93,463)	(557,242)	(136,812)	(787,517)
Segment operating income	$560,684	$105,147	$(136,812)	$529,019
Unallocated share-based compensation expense				(112,457)
Unallocated amortization expense				(3,255)
Unallocated restructuring and impairment charges				(7,957)
Unallocated gains on product line asset sales and business divestiture				100,139
Operating income				505,489
Unallocated interest expense, net				(40,092)
Unallocated other income, net				7,745
Income before income taxes				$473,142
Depreciation expense	$667	$19,505	$147	$20,319

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019

	Year Ended September 30, 2020
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$584,576	$—	$584,576
Professional services	—	181,439	—	181,439
Scores	528,547	—	—	528,547
Total segment revenues	528,547	766,015	—	1,294,562
Segment operating expense	(74,237)	(635,949)	(144,704)	(854,890)
Segment operating income	$454,310	$130,066	$(144,704)	439,672
Unallocated share-based compensation expense				(93,681)
Unallocated amortization expense				(4,993)
Unallocated restructuring and impairment charges				(45,029)
Operating income				295,969
Unallocated interest expense, net				(42,177)
Unallocated other income, net				3,208
Income before income taxes				$257,000
Depreciation expense	$617	$22,418	$418	$23,453

	Year Ended September 30, 2019
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$556,968	$—	$556,968
Professional services	—	181,938	—	181,938
Scores	421,177	—	—	421,177
Total segment revenues	421,177	738,906	—	1,160,083
Segment operating expense	(59,821)	(612,860)	(144,755)	(817,436)
Segment operating income	$361,356	$126,046	$(144,755)	342,647
Unallocated share-based compensation expense				(82,973)
Unallocated amortization expense				(6,126)
Operating income				253,548
Unallocated interest expense, net				(39,752)
Unallocated other income, net				2,276
Income before income taxes				$216,072
Depreciation expense	$498	$22,802	$904	$24,204

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019

19. Leases
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
The following table presents the lease balances within the accompanying consolidated balance sheet as of September 30, 2021 and 2020:

	Balance Sheet Location	September 30,
		2021	2020
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$47,275	$57,656
Finance leases (*)	Property and equipment, net	—	5,021
Total lease assets		$47,275	$62,677
Liabilities
Current:
Operating leases	Other accrued liabilities	$22,074	$22,787
Finance leases	Other accrued liabilities	—	2,186
Non-current:
Operating leases	Operating lease liabilities	53,670	73,207
Finance leases	Other liabilities	—	3,076
Total lease liabilities		$75,744	$101,256

(*) Finance leases were recorded net of accumulated depreciation of $1.5 million at September 30, 2020.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
The components of our operating and finance lease expenses were as follows:

	Year Ended September 30,
	2021	2020
	(In thousands)
Operating lease cost	$19,551	$23,624
Finance lease cost:
Depreciation of lease assets	175	2,078
Interest on lease liabilities	11	186
Short-term lease cost	85	1,171
Variable lease cost	1,190	3,264
Total lease cost	$21,012	$30,323
The following table presents weighted-average remaining lease term and weighted-average discount rates related to our operating and finance leases:

	September 30,
	2021	2020
Operating lease:
Weighted-average remaining lease term (in months)	53	63
Weighted-average discount rate	3.64%	3.86%
Finance lease:
Weighted-average remaining lease term (in months)	0	29
Weighted-average discount rate	—%	2.56%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
Supplemental cash flow information related to our operating and finance leases was as follows:

	Year Ended September 30,
	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$23,260	$18,801
Operating cash outflow for finance leases	11	186
Financing cash outflow for finance leases	176	1,716
Lease assets obtained in exchange for new lease liabilities:
Operating leases	5,413	11,457
Finance leases	—	1,387
Future lease payments under our non-cancellable leases as of September 30, 2021 were as follows:

(In thousands)	Operating Leases
Fiscal 2022	$24,441
Fiscal 2023	19,621
Fiscal 2024	14,025
Fiscal 2025	8,639
Fiscal 2026	7,602
Thereafter	7,522
Total future undiscounted lease payments	81,850
Less imputed interest	(6,106)
Total reported lease liability	$75,744
20. Commitments
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2021, 2020 and 2019
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
23. Subsequent Event
In October 2021, we amended our credit agreement with a syndicate of banks to allow for the issuance of $300 million in term loans, increasing the total capacity of the agreement to $900 million. The term loans are subject to the same pricing and covenants as the revolving line of credit, a description of which is provided in Note 9, and mature at the expiration of the facility on August 19, 2026.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2021, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Our Director Nominees” in our 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021.

Our current executive officers are as follows:

Name	Positions Held	Age
William J. Lansing	January 2012-present, Chief Executive Officer and member of the Board of Directors of the Company. February 2009-November 2010, Chief Executive Offer and President, Infospace, Inc. 2004-2007, Chief Executive Officer and President, ValueVision Media, Inc. 2001-2003, General Partner, General Atlantic LLC. 2000-2001, Chief Executive Officer, NBC Internet, Inc. 1998-2000, President/Chief Executive Officer, Fingerhut Companies, Inc. 1996-1998, Vice President, Corporate Business Development, General Electric Company. 1996, Executive Vice President, Chief Operating Office, Prodigy, Inc. 1986-1995, various positions, McKinsey & Company, Inc.	63

Michael I. McLaughlin	August 2019-present, Executive Vice President, Chief Financial Officer of the Company. May 2007-August 2019, Managing Director, Head of Technology Corporate Finance of Morgan Stanley. January 2004-May 2007, Managing Director, Head of Enterprise Systems and Supply Chain Coverage of BofA Securities. January 2001-January 2004, Executive Director, Head of Enterprise Hardware and Supply Chain of UBS Investment Bank. 1997-2001, founder and co-Chief Executive Officer of Stampede Ventures, LLC. 1993-1997, Vice President of Montgomery Securities. 1990-1993, Associate of The First Boston Corporation. 1986-1988, Analyst of The First Boston Corporation.	57

Thomas A. Bowers	August 2020-present, Executive Vice President, Corporate Strategy of the Company. September 2019-August 2020, Vice President, Business Consulting of the Company. April 2018-September 2019, Founder and Managing Partner, M Cubed Development, LLC. August 2012-March 2018, Executive Vice President, American Savings Bank. 1987-2012, Senior partner and various positions, McKinsey & Company, Inc.	66

Stephanie Covert	October 2020-present, Executive Vice President, Sales & Marketing of the Company. June 2016-October 2020, Vice President, Global Sales Operations of the Company. December 2015-May 2016, Vice President, Solution Success of the Company. June 2015-December 2015, Senior Director, Solution Success, Americas & EMEA of the Company. May 2014-June 2015, Senior Director, Solution Success, Americas of the Company. March 2013-May 2014, Senior Director, Sales Operations, Apttus. March 2012-March 2013, Sales Operations Director, Oracle Corporation. June 2007-March 2012, various positions, RightNow Technologies, Inc.	42

Richard S. Deal	November 2015-present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007-November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-August 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	54

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	57

Claus Moldt	August 2019-present, Executive Vice President, Chief Technology Officer of the Company. March 2016-August 2019, Chief Information Officer of the Company. June 2013-March 2016, Chief Executive Officer of mPath. October 2006-June 2013, Global Chief Information Officer and Senior Vice President of Technical Operations of Salesforce.com. November 2002-September 2006, Senior Director Operations Infrastructure and Project Delivery of eBay. May 2001-May 2002, Manager Database and System Administration, LoudCloud/Opsware.	58

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	52

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	56

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information in our 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021.
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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for Fiscal 2021” and “Executive Compensation” in our 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Persons Transactions” in our 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our 2022 Proxy Statement to be filed with the SEC within 120 days after September 30, 2021.

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

10.2
Indenture, dated as of December 6, 2019, by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 4.00% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 6, 2019.)

10.3
Fair Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.4
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.5	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.6
Form of Amendment to Management Agreement entered into with certain of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2014.) (1)

10.7
Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.)

10.8	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.9	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.10	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.11
Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.12
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

10.14
Form of Employee Non-Statutory Stock Option Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.15
Form of Employee Restricted Stock Unit Award Agreement (U.S.) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.16
Form of Employee Non-Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.17
Form of Employee Restricted Stock Unit Award Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2012.) (1)

10.18
Form of Employee Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.19
Form of Employee Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.20
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.21
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 6, 2018. (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.22
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.23
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 8, 2018. (Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.24
Form of Employee Non Statutory Stock Option Agreement (International) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.25
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

10.30
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017.) (1)

10.31
Form of Director Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2017.) (1)

10.32
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

10.34
Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.35	Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2019.) (1)

10.36
Form of Market Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)

10.37
Form of Market Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.38
Form of Market Share Unit Agreement (fiscal 2018 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2017.) (1)

10.39	Form of Market Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.40	Letter Agreement dated August 3, 2019 by and between the Company and Michael I. McLaughlin. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2019.) (1)

10.41
Letter Agreement dated August 21, 2019 by and between the Company and Claus Moldt (Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the fiscal year ended September 30, 2019.) (1)

10.42	Fair Isaac Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 4, 2019.) (1)

10.43	Transition Agreement dated August 26, 2020 by and between the Company and Wayne Huyard. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2020.) (1)

10.44
Letter Agreement dated August 26, 2020 by and between the Company and Stephanie Covert. (Incorporated by reference to Exhibit 10.58 to the Company’s Form 10-K for the fiscal year ended September 30, 2020.) (1)

10.45
Letter Agreement dated August 26, 2020 by and between the Company and Thomas A. Bowers. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2020.) (1)

10.46
Second Amended and Restated Credit Agreement among the Company, Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent dated as of August 19, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2021).

10.47
First Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of October 20, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2021).

10.48	Fair Isaac Corporation 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2021) (1).

10.49
Form of Director Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.50
Form of Director Non-Statutory Stock Option Agreement under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.51
Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.52
Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.53
Form of Global Employee Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.54
Form of Global Employee Non-Statutory Stock Option Agreement under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.55*	Form of Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan. (1)

10.56*	Form of Market Share Unit Agreement under the 2021 Long-Term Incentive Plan. (1)

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
DATE: November 10, 2021
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael I. McLaughlin his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 10, 2021
William J. Lansing

/s/ MICHAEL I. MCLAUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 2021
Michael I. McLaughlin

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 10, 2021
Michael S. Leonard

/s/ FABIOLA R. ARREDONDO	Director	November 10, 2021
Fabiola R. Arredondo

/s/ BRADEN R. KELLY	Director	November 10, 2021
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 10, 2021
James D. Kirsner

/s/ EVA MANOLIS	Director	November 10, 2021
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 10, 2021
Marc F. McMorris

/s/ JOANNA REES	Director	November 10, 2021
Joanna Rees

/s/ DAVID A. REY	Director	November 10, 2021
David A. Rey