Form 10-Q
period 2021-12-31
FAIR ISAAC CORP
filed 2022-01-27
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11689

Fair Isaac Corporation
(Exact name of registrant as specified in its charter)

Delaware		94-1499887
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

5 West Mendenhall, Suite 105		59715
Bozeman,	Montana
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 406-982-7276

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FICO	New York Stock Exchange
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
The number of shares of common stock outstanding on January 14, 2022 was 26,279,614 (excluding 62,577,169 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2021	September 30, 2021
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$162,157	$195,354
Accounts receivable, net	260,161	312,107
Prepaid expenses and other current assets	39,678	43,513
Total current assets	461,996	550,974
Marketable securities	33,926	31,884
Other investments	1,316	1,312
Property and equipment, net	24,597	27,913
Operating lease right-of-use assets	46,061	47,275
Goodwill	787,259	788,185
Intangible assets, net	3,558	4,099
Deferred income taxes	16,612	20,549
Other assets	87,985	95,585
Total assets	$1,463,310	$1,567,776
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$20,422	$20,749
Accrued compensation and employee benefits	62,926	103,506
Other accrued liabilities	75,068	79,535
Deferred revenue	98,381	105,417
Current maturities on debt	65,000	250,000
Total current liabilities	321,797	559,207
Long-term debt	1,568,292	1,009,018
Operating lease liabilities	50,972	53,670
Other liabilities	60,548	56,823
Total liabilities	2,001,609	1,678,718
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 26,509 and 27,568 shares outstanding at December 31, 2021 and September 30, 2021, respectively)	265	276
Additional paid-in-capital	1,208,365	1,237,348
Treasury stock, at cost (62,348 and 61,289 shares at December 31, 2021 and September 30, 2021, respectively)	(4,339,039)	(3,857,855)
Retained earnings	2,670,102	2,585,143
Accumulated other comprehensive loss	(77,992)	(75,854)
Total stockholders’ deficit	(538,299)	(110,942)
Total liabilities and stockholders’ deficit	$1,463,310	$1,567,776
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2021	2020
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$126,338	$126,455
Professional services	26,536	41,308
Scores	169,487	144,651
Total revenues	322,361	312,414
Operating expenses:
Cost of revenues	69,203	89,528
Research and development	38,980	40,651
Selling, general and administrative	98,048	93,911
Amortization of intangible assets	544	937
Gains on product line asset sales and business divestiture	—	(7,334)
Total operating expenses	206,775	217,693
Operating income	115,586	94,721
Interest expense, net	(12,195)	(9,641)
Other income, net	1,429	2,880
Income before income taxes	104,820	87,960
Income tax provision	19,861	1,468
Net income	84,959	86,492
Other comprehensive gain (loss):
Foreign currency translation adjustments	(2,138)	17,048
Comprehensive income	$82,821	$103,540
Earnings per share:
Basic	$3.13	$2.97
Diluted	$3.09	$2.90
Shares used in computing earnings per share:
Basic	27,167	29,127
Diluted	27,524	29,789

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2021	27,568	$276	$1,237,348	$(3,857,855)	$2,585,143	$(75,854)	$(110,942)
Share-based compensation	—	—	29,878	—	—	—	29,878
Issuance of treasury stock under employee stock plans	185	1	(58,861)	12,386	—	—	(46,474)
Repurchases of common stock	(1,244)	(12)	—	(493,570)	—	—	(493,582)
Net income	—	—	—	—	84,959	—	84,959
Foreign currency translation adjustments	—	—	—	—	—	(2,138)	(2,138)
Balance at December 31, 2021	26,509	$265	$1,208,365	$(4,339,039)	$2,670,102	$(77,992)	$(538,299)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2020	29,096	$291	$1,218,583	$(2,997,856)	$2,193,059	$(82,995)	$331,082
Share-based compensation	—	—	25,132	—	—	—	25,132
Issuance of treasury stock under employee stock plans	241	2	(97,822)	12,198	—	—	(85,622)
Repurchases of common stock	(101)	(1)	—	(50,010)	—	—	(50,011)
Net income	—	—	—	—	86,492	—	86,492
Foreign currency translation adjustments	—	—	—	—	—	17,048	17,048
Balance at December 31, 2020	29,236	$292	$1,145,893	$(3,035,668)	$2,279,551	$(65,947)	$324,121

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$84,959	$86,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,227	7,026
Share-based compensation	29,878	25,132
Deferred income taxes	3,905	(298)
Net (gain) loss on marketable securities	592	(1,768)
Non-cash operating lease costs	4,115	4,000
Provision for doubtful accounts, net	325	219
Net loss on sales and abandonment of property and equipment	51	62
Gains on product line asset sales and business divestiture	—	(7,334)
Changes in operating assets and liabilities:
Accounts receivable	58,428	33,130
Prepaid expenses and other assets	157	(7,310)
Accounts payable	(268)	(1,479)
Accrued compensation and employee benefits	(40,335)	(46,704)
Other liabilities	(14,904)	(12,241)
Deferred revenue	(7,249)	(980)
Net cash provided by operating activities	124,881	77,947
Cash flows from investing activities:
Purchases of property and equipment	(895)	(3,045)
Proceeds from sales of marketable securities	129	567
Purchases of marketable securities	(2,763)	(1,741)
Proceeds from product line asset sales and business divestiture	2,257	8,291
Purchase of equity investment	—	(210)
Net cash provided by (used in) investing activities	(1,272)	3,862
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	620,000	116,000
Payments on revolving line of credit and term loan	(788,000)	(80,000)
Proceeds from issuance of senior notes	550,000	—
Payments on debt issuance costs	(8,200)	—
Payments on finance leases	—	(176)
Proceeds from issuance of treasury stock under employee stock plans	550	57
Taxes paid related to net share settlement of equity awards	(47,024)	(85,678)
Repurchases of common stock	(482,755)	(50,011)
Net cash used in financing activities	(155,429)	(99,808)
Effect of exchange rate changes on cash	(1,377)	5,267
Decrease in cash and cash equivalents	(33,197)	(12,732)
Cash and cash equivalents, beginning of period	195,354	157,394
Cash and cash equivalents, end of period	$162,157	$144,662
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $72 and $221 during the quarters ended December 31, 2021 and 2020, respectively	$1,570	$3,186
Cash paid for interest	$19,396	$17,858
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$67	$13
Unsettled repurchases of common stock	$18,870	$—
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in nearly 120 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive companies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure in the U.S. of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
The condensed consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
During the fourth quarter of our fiscal 2021, we consolidated our operating segment structure from three to two by merging Applications and Decision Management Software segments into the new Software segment. As a result, we modified the presentation of our segment financial information with retrospective application to all prior periods presented. Refer to Note 18 - Segment Reporting to the consolidated financial statements included in Part II. Item 8 of our 2021 Annual Report on Form 10-K for further information.

In addition, effective beginning in the fourth quarter of fiscal 2021, we changed the classification of revenue from transactional and maintenance, professional services, and license to on-premises and SaaS software, professional services and scores, which is reflected in our condensed consolidated statements of income and comprehensive income, as well as our disclosures on disaggregation of revenue, to better align with our business strategy. Previously reported amounts in the condensed consolidated statements of income and comprehensive income and notes to the condensed consolidated financial statements were adjusted to conform to the current presentation.
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

New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. Early adoption is permitted. We do not believe that adoption of ASU 2021-08 will have a significant impact on our consolidated financial statements.
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

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of December 31, 2021 and September 30, 2021.
•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2021 and September 30, 2021.
•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2021 and September 30, 2021.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2021 and September 30, 2021:

December 31, 2021	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2021
	(In thousands)
Assets:
Cash equivalents (1)	$194	$194
Marketable securities (2)	33,926	33,926
Total	$34,120	$34,120

September 30, 2021	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2021
	(In thousands)
Assets:
Cash equivalents (1)	$194	$194
Marketable securities (2)	31,884	31,884
Total	$32,078	$32,078

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at December 31, 2021 and September 30, 2021. Not included in these tables are cash deposits of $162.0 million and $195.2 million at December 31, 2021 and September 30, 2021, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at December 31, 2021 and September 30, 2021.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters ended December 31, 2021 and 2020.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2021 and September 30, 2021:

	December 31, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,900	$18,044	$—
Buy foreign currency:
British pound (GBP)	GBP	10,983	$14,800	$—
Singapore dollar (SGD)	SGD	7,405	$5,500	$—

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	$—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	$—
Singapore dollar (SGD)	SGD	6,650	$4,900	$—
The foreign currency forward contracts were entered into on December 31, 2021 and September 30, 2021, respectively; therefore, their fair value was $0 on each of these dates.
Gains on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended December 31,
	2021	2020
	(In thousands)
Gains on foreign currency forward contracts	$562	$1,686

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended December 31,
	2021	2020
	(In thousands)
Completed technology	$125	$322
Customer contracts and relationships	419	571
Non-compete agreements	—	44
Total	$544	$937

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2021 was as follows:

Year Ending September 30,	(In thousands)
2022 (excluding the quarter ended December 31, 2021)	$1,541
2023	1,100
2024	917
Total	$3,558
The following table summarizes changes to goodwill during the quarter ended December 31, 2021, both in total and as allocated to our segments:

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2021	$146,648	$641,537	$788,185
Foreign currency translation adjustment	—	(926)	(926)
Balance at December 31, 2021	$146,648	$640,611	$787,259

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other assets at December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
	(In thousands)
Property and equipment, net:
Property and equipment	$123,516	$124,966
Less: accumulated depreciation and amortization	(98,919)	(97,053)
Total	$24,597	$27,913

Other assets:
Long-term receivables	$30,297	$37,452
Prepaid commissions	45,998	44,932
Other	11,690	13,201
Total	$87,985	$95,585

6. Revolving Line of Credit
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on August 19, 2026. Borrowings under the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) an adjusted base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500%, and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities.
On October 20, 2021, we amended our credit agreement to provide for the issuance of a $300 million term loan, increasing the total capacity of the agreement to $900 million. The term loan is subject to the same pricing and covenants as the revolving line of credit and matures at the expiration of the facility on August 19, 2026. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter, commencing on March 31, 2022.
As of December 31, 2021, we had $50.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 1.352%, and $300.0 million in outstanding balance of the term loan at an interest rate of 1.354%, of which $285.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of December 31, 2021.
7. Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026.
On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028.
On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes.
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	437,000	400,000	453,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	920,250	350,000	357,000
Total	$1,300,000	$1,357,250	$750,000	$810,000

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $15.8 million and $9.0 million at December 31, 2021 and September 30, 2021, respectively.

8. Revenue from Contracts with Customers
Disaggregation of Revenue

The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended December 31, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$165,712	$99,185	$264,897	82%
Europe, Middle East and Africa	1,493	37,398	38,891	12%
Asia Pacific	2,282	16,291	18,573	6%
Total	$169,487	$152,874	$322,361	100%

	Quarter Ended December 31, 2020
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$140,713	$108,024	$248,737	79%
Europe, Middle East and Africa	1,713	43,678	45,391	15%
Asia Pacific	2,225	16,061	18,286	6%
Total	$144,651	$167,763	$312,414	100%

The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Quarter Ended December 31,		Percentage of revenues
	2021	2020	2021	2020
	(Dollars in thousands)
On-premises software	$57,295	$66,482	45%	53%
SaaS software	69,043	59,973	55%	47%
Total	$126,338	$126,455	100%	100%
The following table provides information about disaggregated revenue for our Software segment by product features:

	Quarter Ended December 31,		Percentage of revenues
	2021	2020	2021	2020
	(Dollars in thousands)
Platform software (*)	$22,072	$14,125	17%	11%
Non-platform software	104,266	112,330	83%	89%
Total	$126,338	$126,455	100%	100%

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

The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Quarter Ended December 31,		Percentage of revenues
	2021	2020	2021	2020
	(Dollars in thousands)
Software recognized at a point time (1)	$7,159	$12,894	6%	10%
Software recognized over contract term (2)	119,179	113,561	94%	90%
Total	$126,338	$126,455	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended December 31,		Percentage of revenues
	2021	2020	2021	2020
	(Dollars in thousands)
Business-to-business Scores	$112,968	$100,144	67%	69%
Business-to-consumer Scores	56,519	44,507	33%	31%
Total	$169,487	$144,651	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 38% and 34% of our total revenues in the quarters ended December 31, 2021 and 2020, respectively, with two consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended December 31, 2021 and 2020.
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
Receivables at December 31, 2021 and September 30, 2021 consisted of the following:

	December 31, 2021	September 30, 2021
	(In thousands)
Billed	$138,608	$198,305
Unbilled	156,132	155,408
	294,740	353,713
Less: allowance for doubtful accounts	(4,282)	(4,154)
Net receivables	290,458	349,559
Less: long-term receivables *	(30,297)	(37,452)
Short-term receivables *	$260,161	$312,107

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Quarter Ended December 31,
	2021	2020
	(In thousands)
Deferred revenues, beginning balance (*)	$110,763	$122,141
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(45,942)	(47,793)
Increases due to billings, excluding amounts recognized as revenue during the period	38,515	48,441
Deferred revenues, ending balance (*)	$103,336	$122,789

(*) Deferred revenues at December 31, 2021 included current portion of $98.4 million and long-term portion of $4.9 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2021 included current portion of $105.4 million and long-term portion of $5.4 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $270.6 million as of December 31, 2021, approximately 50% of which we expect to recognize over the next 16 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $289.0 million as of September 30, 2021.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was 18.9% and 1.7% during the quarters ended December 31, 2021 and 2020, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the quarters ended December 31, 2021 and 2020 were both impacted favorably by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2021 resulted in a decreased net excess tax benefit for the quarter ended December 31, 2021.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $11.8 million and $10.9 million at December 31, 2021 and September 30, 2021, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $0.5 million and $0.4 million related to unrecognized tax benefits as of December 31, 2021 and September 30, 2021, respectively.

10. Share-Based Employee Benefit Plans
We maintain the 2021 Long-Term Incentive Plan (the “2021 Plan”) under which we grant equity awards, including stock options, stock appreciation rights, restricted stock awards, stock unit awards and other share-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors, are eligible to receive awards under the 2021 Plan. Stock option awards have a maximum term of ten years. In general, stock option awards and restricted stock unit awards not subject to market or performance conditions vest annually over four years. Restricted stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria.
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
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2021:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2021	226	$205.90
Granted	9	407.49
Exercised	(7)	72.06
Outstanding at December 31, 2021	228	$218.30	3.44	$50,094
Exercisable at December 31, 2021	179	$183.75	2.94	$45,033
Vested or expected to vest at December 31, 2021	226	$216.50	3.42	$50,006
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2021:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2021	517	$335.16
Granted	184	407.25
Released	(210)	268.95
Forfeited	(24)	358.29
Outstanding at December 31, 2021	467	$392.23
Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2021:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2021	126	$403.61
Granted	43	407.49
Released	(64)	344.62
Outstanding at December 31, 2021	105	$440.93

Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2021:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2021	63	$541.42
Granted	50	493.66
Released	(19)	206.71
Outstanding at December 31, 2021	94	$584.19
Employee Stock Purchase Plan
As the 2019 Purchase Plan has semi-annual offering periods with shares purchased on the last trading day in the months of February and August, no shares were purchased during the quarter ended December 31, 2021.

11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2021 and 2020:

	Quarter Ended December 31,
	2021	2020
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$84,959	$86,492
Denominator - share:
Basic weighted-average shares	27,167	29,127
Effect of dilutive securities	357	662
Diluted weighted-average shares	27,524	29,789
Earnings per share:
Basic	$3.13	$2.97
Diluted	$3.09	$2.90
Anti-dilutive share-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.
12. Segment Information
During the fourth quarter of our fiscal 2021, we reevaluated our operating segments to better align with how our chief operating decision maker (“CODM”), who is our Chief Executive Officer, evaluates performance and allocates resources. The key factors evaluated included our evolving platform strategies, our go-to market considerations, and sales of our product lines and businesses during fiscal 2021, and in particular the divestiture of our C&R business in June 2021, among others. As a result, we consolidated our operating segment structure from three to two by merging Applications and Decision Management Software segments into the new Software segment. Based on this change, we determined we have two reportable segments and revised prior comparative periods to conform to the current period segment presentation. The new segments are as follows:

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
Our CODM evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, IT infrastructure, consulting, travel and depreciation. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate broad-based incentive expense, share-based compensation expense, restructuring and acquisition-related expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our CODM does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation amounts are allocated to the segments from their internal cost centers as described above.
The following tables summarize segment information for the quarters ended December 31, 2021 and 2020:

	Quarter Ended December 31, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$126,338	$—	$126,338
Professional services	—	26,536	—	26,536
Scores	169,487	—	—	169,487
Total segment revenues	169,487	152,874	—	322,361
Segment operating expense	(21,984)	(118,581)	(35,788)	(176,353)
Segment operating income	$147,503	$34,293	$(35,788)	146,008
Unallocated share-based compensation expense				(29,878)
Unallocated amortization expense				(544)
Operating income				115,586
Unallocated interest expense, net				(12,195)
Unallocated other income, net				1,429
Income before income taxes				$104,820
Depreciation expense	$192	$3,877	$29	$4,098

	Quarter Ended December 31, 2020
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$126,455	$—	$126,455
Professional services	—	41,308	—	41,308
Scores	144,651	—	—	144,651
Total segment revenues	144,651	167,763	—	312,414
Segment operating expense	(21,626)	(147,079)	(30,253)	(198,958)
Segment operating income	$123,025	$20,684	$(30,253)	113,456
Unallocated share-based compensation expense				(25,132)
Unallocated amortization expense				(937)
Unallocated gains on product line asset sales and business divestiture				7,334
Operating income				94,721
Unallocated interest expense, net				(9,641)
Unallocated other income, net				2,880
Income before income taxes				$87,960
Depreciation expense	$194	$5,358	$33	$5,585

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
14. Subsequent Events
In January 2022, our Board of Directors approved a new stock repurchase program following the completion of the previous stock repurchase program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.

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
OVERVIEW
We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in nearly 120 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive companies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure in the U.S. of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
Our business consists of two operating segments: Scores and Software.
Our Scores segment includes our business-to-business (“B2B”) scoring solutions and services which give our clients access to predictive credit and other scores that can be easily integrated into their transaction workflows and decision-making processes. This segment also includes our business-to-consumer (“B2C”) scoring solutions, including our myFICO.com subscription offerings.
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

Due to the COVID-19 pandemic, we continue to conduct business with substantial modifications to employee travel and work locations and also the virtualization of sales and marketing events. We expect these modifications to remain in place throughout calendar year 2022, along with substantially modified interactions with customers and suppliers, among other adjustments. As certain offices reopened due to the lifting of local government restrictions and a small number of employees started returning to work locations on a limited basis during fiscal 2021, we have maintained a “Voluntary Work-From-Home Policy” providing our employees with valued flexibility. While we have not experienced material disruptions to our operations from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, and other factors identified in “Risk Factors” in Part II, Item 1A of this Report.
Highlights from the quarter ended December 31, 2021
•Total revenue was $322.4 million during the quarter ended December 31, 2021, a 3% increase from the quarter ended December 31, 2020.
•Total revenue for our Scores segment was $169.5 million during the quarter ended December 31, 2021, a 17% increase from the quarter ended December 31, 2020.
•Annual Recurring Revenue for our Software segment as of December 31, 2021 was $546.6 million, a 10% increase from December 31, 2020, excluding divestitures.
•Dollar-Based Net Retention Rate for our Software segment during the quarter ended December 31, 2021 was 109%, excluding divestitures.
•Cash and cash equivalents was $162.2 million as of December 31, 2021, compared with $195.4 million as of September 30, 2021.
•Operating income was $115.6 million during the quarter ended December 31, 2021, a 22% increase from the quarter ended December 31, 2020.
•Net income was $85.0 million during the quarter ended December 31, 2021, a 2% decrease from the quarter ended December 31, 2020.
•EPS was $3.09 during the quarter ended December 31, 2021, a 7% increase from the quarter ended December 31, 2020.
•Cash flows from operations was $124.9 during the quarter ended December 31, 2021, compared with $77.9 million generated during the quarter ended December 31, 2020.
•Total debt balance was $1.65 billion as of December 31, 2021, compared with $1.27 billion as of September 30, 2021.
•Total amount of share repurchases was $493.6 million during the quarter ended December 31, 2021, compared with $50.0 million during the quarter ended December 31, 2020.
Key performance metrics for Software segment
Annual Contract Value Bookings (“ACV Bookings”)
Management regards ACV Bookings as an important indicator of future revenues, but they are not comparable to, nor are they a substitute for, an analysis of our revenues and other GAAP measures. We define ACV Bookings as the average annualized value of software contracts signed in the current reporting period that generate current and future on-premises and SaaS software revenue. We only include contracts with an initial term of at least 24 months and we exclude perpetual licenses and other revenues that are non-recurring in nature. For renewals of existing software subscription contracts, we count only incremental annual revenue expected over the current contract as ACV Bookings.
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
We disclose estimated revenue expected to be recognized in the future related to remaining performance obligations in Note 8 to the accompanying condensed consolidated financial statements. However, we believe ACV Bookings is a more meaningful measure of our business as it includes estimated revenues and future billings excluded from Note 8, such as usage-based fees and guaranteed minimums derived from our on-premises software licenses, among others.
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended December 31,
	2021	2020
	(In millions)
Total on-premises and SaaS software *	$16.6	$12.4

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our Collections and Recovery (“C&R”) business. The amount for the quarter ended December 31, 2020 excluded these divested product lines and businesses.

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
The following table summarizes our ARR at each of the dates presented:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
ARR (*)	(In millions)
Platform (**)	$41.1	$43.8	$47.7	$55.1	$60.2	$67.7	$75.2	$92.2
Non-platform	450.3	438.5	443.6	439.9	437.1	445.9	448.8	454.4
Total	$491.4	$482.3	$491.3	$495.0	$497.3	$513.6	$524.0	$546.6

Percentage
Platform	8%	9%	10%	11%	12%	13%	14%	17%
Non-platform	92%	91%	90%	89%	88%	87%	86%	83%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	48%	44%	45%	38%	47%	54%	58%	67%
Non-platform	5%	(3)%	(2)%	(2)%	(3)%	2%	1%	3%
Total on-premises and SaaS software	7%	—%	1%	2%	1%	7%	7%	10%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The amounts and percentages above excluded these divested product lines and businesses for all periods presented.
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

Dollar-Based Net Retention Rate (“DBNRR”)
We consider DBNRR to be an important measure of our success in retaining and growing revenue from our existing customers. To calculate DBNRR for any period, we compare the ARR at the end of the prior comparable quarter (“base ARR”) to the ARR from that same cohort of customers at the end of the current quarter (“retained ARR”); we then divide the retained ARR by the base ARR to arrive at the DBNRR. Our calculation includes the positive impact among this cohort of customers of selling additional products, price increases and increases in usage-based fees, and the negative impact of customer attrition, price decreases, and decreases in usage-based fees during the period. However, the calculation does not include the positive impact from sales to any new customers acquired during the period. Our DBNRR may increase or decrease from period to period as a result of various factors, including the timing of new sales and customer renewal rates.
The following table summarizes our DBNRR for each of the periods presented:

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
DBNRR (*)
Platform	112%	108%	116%	123%	130%	137%	143%	143%
Non-platform	103%	95%	96%	97%	96%	100%	100%	102%
Total on-premises and SaaS software	105%	98%	99%	100%	100%	105%	106%	109%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The percentages above excluded these divested product lines and businesses for all periods presented.

RESULTS OF OPERATIONS
We are organized into the following two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue are set forth in Note 8 and Note 12 to the accompanying condensed consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2021 and 2020:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020	2021	2020
	(In thousands)				(In thousands)
Scores	$169,487	$144,651	53%	46%	$24,836	17%
Software	152,874	167,763	47%	54%	(14,889)	(9)%
Total	$322,361	$312,414	100%	100%	9,947	3%
Scores
Scores segment revenues increased $24.8 million due to an increase of $12.8 million in our business-to-business scores revenue and $12.0 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price across several business-to-business offerings, as well as higher aggregate volumes during the quarter ended December 31, 2021. The increase in business-to-consumer revenue was attributable to an increase in both royalties derived from scores sold indirectly to consumers through credit reporting agencies and direct sales generated from the myFICO.com website.

Revenues collectively generated by agreements with the three major consumer reporting agencies, TransUnion, Equifax, and Experian accounted for 38% and 34% of our total revenues in the quarters ended December 31, 2021 and 2020, respectively, with two consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended December 31, 2021 and 2020.

Software

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020
	(In thousands)		(In thousands)
On-premises and SaaS software	$126,338	$126,455	$(117)	—%
Professional services	26,536	41,308	(14,772)	(36)%
Total	$152,874	$167,763	(14,889)	(9)%
Software segment revenues decreased $14.9 million due to a $14.8 million decrease in services revenue and a $0.1 million decrease in our on-premises and SaaS software revenue. The decrease in services revenue was primarily attributable to our strategic shift to emphasize software over services, as well as the divestiture of our C&R business in June 2021. The decrease in our on-premises and SaaS software revenue was primarily attributable to the C&R business divestiture, partially offset by an increase in our platform software revenue. In total, $16.3 million of the quarter-over-prior year quarter decrease — $8.3 million from on-premises and SaaS software and $8.0 million from services — in our Software segment revenue was attributable to the divestiture of our C&R business.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2021 and 2020:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2021	2020	2021	2020
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$322,361	$312,414	100%	100%	$9,947	3%
Operating expenses:
Cost of revenues	69,203	89,528	21%	29%	(20,325)	(23)%
Research and development	38,980	40,651	12%	13%	(1,671)	(4)%
Selling, general and administrative	98,048	93,911	31%	30%	4,137	4%
Amortization of intangible assets	544	937	—%	—%	(393)	(42)%
Gains on product line asset sales and business divestiture	—	(7,334)	—%	(2)%	7,334	(100)%
Total operating expenses	206,775	217,693	64%	70%	(10,918)	(5)%
Operating income	115,586	94,721	36%	30%	20,865	22%
Interest expense, net	(12,195)	(9,641)	(4)%	(3)%	(2,554)	26%
Other income, net	1,429	2,880	—%	1%	(1,451)	(50)%
Income before income taxes	104,820	87,960	32%	28%	16,860	19%
Income tax provision	19,861	1,468	6%	—%	18,393	1,253%
Net income	$84,959	$86,492	26%	28%	(1,533)	(2)%
Number of employees at quarter end	3,516	3,890			(374)	(10)%

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
The quarter-over-prior year quarter decrease in cost of revenues of $20.3 million was primarily attributable to a $16.6 million decrease in personnel and labor costs and a $4.6 million decrease in allocated facilities and infrastructure costs. Both were largely driven by a decrease in our headcount as a result of the divestiture of our C&R business in June 2021, as well as reduced resource requirements associated with decreased services revenue. Cost of revenues as a percentage of revenues decreased to 21% during the quarter ended December 31, 2021 from 29% during the quarter ended December 31, 2020, primarily due to increased sales of our higher-margin Scores products and decreased sales of lower-margin professional services.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter decrease in research and development expenses of $1.7 million was primarily attributable to a decrease in third-party cloud computing cost. Research and development expenses as a percentage of revenues decreased to 12% during the quarter ended December 31, 2021 from 13% during the quarter ended December 31, 2020.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $4.1 million was primarily attributable to a $1.3 million increase in allocated facilities cost, a $1.1 million increase in personnel and labor costs, and a $0.5 million increase in travel cost. Selling, general and administrative expenses as a percentage of revenues was 31% during the quarter ended December 31, 2021, materially consistent with that incurred during the quarter ended December 31, 2020.
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
Amortization expense was $0.5 million during the quarter ended December 31, 2021 compared to $0.9 million during the quarter ended December 31, 2020.
Gains on Product Line Asset Sales and Business Divestiture
The $7.3 million gain on product line asset sales and business divestiture during the quarter ended December 31, 2020 was attributable to the sale of all assets related to our cyber risk score operations in October 2020 and the sale of certain assets related to our Software operations to an affiliated joint venture in China in December 2020.
Interest Expense, Net
Interest expense includes interest on the senior notes issued in December 2021, December 2019 and May 2018, as well as interest and credit facility fees on the revolving line of credit and term loan. Our condensed consolidated statements of income and comprehensive income include interest expense netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter-over-prior year quarter increase in interest expense of $2.6 million was primarily attributable to a higher average outstanding debt balance during the quarter ended December 31, 2021.

Other Income, Net
Other income, net consists primarily of realized investment gains/losses, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The quarter-over-prior year quarter decrease in other income, net of $1.5 million was primarily attributable to a decrease in net unrealized gains on our supplemental retirement and savings plan.
Income Tax Provision
The effective income tax rate was 18.9% and 1.7% during the quarters ended December 31, 2021 and 2020, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the quarters ended December 31, 2021 and 2020 were both impacted favorably by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2021 has resulted in a decreased net excess tax benefit for the quarter ended December 31, 2021.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2021 and 2020:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2021	2020
	(In thousands)		(In thousands)
Scores	$147,503	$123,025	$24,478	20%
Software	34,293	20,684	13,609	66%
Unallocated corporate expenses	(35,788)	(30,253)	(5,535)	18%
Total segment operating income	146,008	113,456	32,552	29%
Unallocated share-based compensation	(29,878)	(25,132)	(4,746)	19%
Unallocated amortization expense	(544)	(937)	393	(42)%
Unallocated gains on product line asset sales and business divestiture	—	7,334	(7,334)	(100)%
Operating income	$115,586	$94,721	20,865	22%
Scores

	Quarter Ended December 31,		Percentage of Revenues
	2021	2020	2021	2020
	(In thousands)
Segment revenues	$169,487	$144,651	100%	100%
Segment operating expense	(21,984)	(21,626)	(13)%	(15)%
Segment operating income	$147,503	$123,025	87%	85%

Software

	Quarter Ended December 31,		Percentage of Revenues
	2021	2020	2021	2020
	(In thousands)
Segment revenues	$152,874	$167,763	100%	100%
Segment operating expense	(118,581)	(147,079)	(78)%	(88)%
Segment operating income	$34,293	$20,684	22%	12%
The quarter-over-prior year quarter $20.9 million increase in operating income was primarily attributable to a $28.2 million decrease in segment operating expenses and a $9.9 million increase in segment revenues, partially offset by a $7.3 million gain on product line asset sales during the quarter ended December 31, 2020, a $5.5 million increase in corporate expenses, and a $4.7 million increase in share-based compensation cost.
At the segment level, the quarter-over-prior year quarter $32.6 million increase in segment operating income was the result of a $24.5 million increase in our Scores segment operating income and a $13.6 million increase in our Software segment operating income, partially offset by a $5.5 million increase in corporate expenses.
The quarter-over-prior year quarter $24.5 million increase in Scores segment operating income was due to a $24.8 million increase in segment revenue, partially offset by a $0.3 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 87% from 85%.
The quarter-over-prior year quarter $13.6 million increase in Software segment operating income was due to a $28.5 million decrease in segment operating expenses, partially offset by a $14.9 million decrease in segment revenue. Segment operating income as a percentage of segment revenue for Software increased to 22% from 12%, primarily attributable to the divestiture of our lower-margin C&R business, and a reduction in lower-margin services revenue.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2021, we had $162.2 million in cash and cash equivalents, which included $95.5 million held by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $15.0 million principal payments on our term loan over the next twelve months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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

Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2021	2020
	(In thousands)
Cash provided by (used in):
Operating activities	$124,881	$77,947	$46,934
Investing activities	(1,272)	3,862	(5,134)
Financing activities	(155,429)	(99,808)	(55,621)
Effect of exchange rate changes on cash	(1,377)	5,267	(6,644)
Decrease in cash and cash equivalents	$(33,197)	$(12,732)	(20,465)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $124.9 million during the quarter ended December 31, 2021 from $77.9 million during the quarter ended December 31, 2020. The $47.0 million increase was primarily attributable to a $31.4 million increase that resulted from timing of receipts and payments in our ordinary course of business and an $18.9 million increase in non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.3 million for the quarter ended December 31, 2021 as compared to net cash provided of $3.9 million for the quarter ended December 31, 2020. The $5.2 million change was primarily attributable to a $6.0 million decrease in cash proceeds from the product line asset sales and business divestiture.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $155.4 million for the quarter ended December 31, 2021 from $99.8 million for the quarter ended December 31, 2020. The $55.6 million increase was primarily attributable to a $432.7 million increase in repurchases of common stock and a $204.0 million increase in payments, net of proceeds, on our revolving line of credit, partially offset by a $550.0 million increase in proceeds from the issuance of senior notes and a $38.7 million decrease in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In August 2021, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In November 2021, our Board of Directors approved a new stock repurchase program following the completion of the August 2021 program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Pursuant to the August 2021 and November 2021 programs, we repurchased approximately 1,243,619 shares of our common stock at a total repurchase price of $493.6 million during the quarter ended December 31, 2021. As of December 31, 2021, we had $167.5 million remaining under the November 2021 program.
Subsequent to December 31, 2021, we repurchased approximately 375 thousand shares of our common stock at a total repurchase price of $164.1 million under the November 2021 program. As a result, in January 2022, our Board of Directors approved a new stock repurchase program, which is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.

Revolving Line of Credit
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on August 19, 2026. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities.
On October 20, 2021, we amended our credit agreement to provide for the issuance of a $300 million term loan, increasing the total capacity of the agreement to $900 million. The term loan is subject to the same pricing and covenants as the revolving line of credit and matures at the expiration of the facility on August 19, 2026. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter, commencing on March 31, 2022.
As of December 31, 2021, we had $50.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 1.352%, and $300.0 million in outstanding balance of the term loan at an interest rate of 1.354%, of which $285.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of December 31, 2021.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of December 31, 2021, the carrying value of the Senior Notes was $1.30 billion and we were in compliance with all financial covenants under these obligations, and do not believe we are at material risk of not meeting these covenants due to COVID-19.
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

We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition
Contracts with Customers
Our revenue is primarily derived from on-premises software and SaaS subscriptions, professional services, and scoring services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct — distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”) basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.
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
Our SaaS products provide customers with access to and standard support for our software on a subscription basis, delivered through our own infrastructure or third-party cloud services. The SaaS transaction contracts typically include a guaranteed minimum fee per period that allows up to a certain level of usage and a consumption-based variable fee in excess of the minimum threshold; or a consumption-based variable fee not subject to a minimum threshold. The nature of our SaaS arrangements is to provide continuous access to our hosted solutions in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception — subject to any constraints that may apply — and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed.
Our professional services include software implementation, consulting, model development and training. Professional services are sold either standalone, or together with other products or services and generally represent distinct performance obligations. The transaction price can be a fixed amount or a variable amount based upon the time and materials expended. Revenue on fixed-price services is recognized using an input method based on labor hours expended, which we believe provides a faithful depiction of the transfer of services. Revenue on services provided on a time and materials basis is recognized by applying the “right-to-invoice” practical expedient as the amount to which we have a right to invoice the customer corresponds directly with the value of our performance to the customer.
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
During the fourth quarter of fiscal 2021, we reevaluated our operating segments to better align with how our CODM evaluates performance and allocates resources, which resulted in a change from three operating segments — Applications, Decision Management Software and Scores — to two operating segments, Software and Scores. As part of this reevaluation, we determined our operating segments continue to represent our reporting units. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Alternatively, we may bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing step one of the goodwill impairment test.
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

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2021, 2020, and 2019.
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
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. Early adoption is permitted. We do not believe that adoption of ASU 2021-08 will have a significant impact on our consolidated financial statements.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2021 and September 30, 2021:

	December 31, 2021			September 30, 2021
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$162,157	$162,157	0.09%	$195,354	$195,354	0.04%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	437,000	400,000	453,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	920,250	350,000	357,000
Total	$1,300,000	$1,357,250	$750,000	$810,000

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $15.8 million and $9.0 million at December 31, 2021 and September 30, 2021, respectively.
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on August 19, 2026. Proceeds from the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greater of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including maintaining a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities. On October 20, 2021, we amended our credit agreement to provide for the issuance of a $300 million term loan, increasing the total capacity of the agreement to $900 million. The term loan is subject to the same pricing and covenants as the revolving line of credit and mature at the expiration of the facility on August 19, 2026. As of December 31, 2021, we had $50.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 1.352% and $300.0 million in outstanding balance of the term loan at an interest rate of 1.354%, of which $285.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2021 and September 30, 2021:

	December 31, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,900	$18,044	$—
Buy foreign currency:
British pound (GBP)	GBP	10,983	$14,800	$—
Singapore dollar (SGD)	SGD	7,405	$5,500	$—

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	$—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	$—
Singapore dollar (SGD)	SGD	6,650	$4,900	$—
The foreign currency forward contracts were entered into on December 31, 2021 and September 30, 2021, respectively; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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
As a result of the COVID-19 pandemic, we temporarily closed the majority of our offices (including our corporate headquarters in the United States), but are in the process of re-opening them while extending our company-wide voluntary work from home policy until March 31, 2022 and allowing the majority of our workforce the flexibility to work remotely on an ongoing basis. In addition, we continue to impose certain travel restrictions where applicable. Both of these actions have disrupted how we operate our business. Due in part to anticipated post-pandemic workforce patterns, in late fiscal 2020 and early fiscal 2021, we permanently closed certain non-core offices, reduced certain other office space and reduced our global workforce. Our operations may be further negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and countries may impose or continue to impose requirements and restrictions related to COVID-19 that affect us, including a wide range of restrictions on our employees’, partners’ and customers’ physical movement to limit the spread of COVID-19. We postponed, canceled or shifted certain of our customer, employee or industry events to virtual-only experiences and may decide to do so in the future. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity or ability to collaborate, our results of operations and overall financial performance may be harmed.
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
We have increasingly focused our business strategy on investing significant development resources to enable substantially all of our software to run on FICO® Platform, our modular software offering designed to enable advanced analytics and decisioning use cases. Our business strategy is designed to enable us to increase our business by selling multiple connectable and extensible products to clients, as well as to enable the development of custom client solutions and to allow our clients to more easily expand their usage and the use cases they enable over time. The market may be unreceptive to our general business approach, including being unreceptive to our cloud-based offerings, unreceptive to purchasing multiple products from us, or unreceptive to our customized solutions. As we continue to pursue our business strategy, we may experience volatility in our revenues and operating results caused by various factors, including differences in revenue recognition treatment between our cloud-based offerings and on-premises software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales and delivery methods. If our business strategy is not successful, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2021 through October 31, 2021	210,794	$405.42	210,000	$88,033,503
November 1, 2021 through November 30, 2021	260,000	$359.94	260,000	$482,355,290
December 1, 2021 through December 31, 2021	888,420	$406.97	773,619	$167,499,512
	1,359,214	$397.73	1,243,619	$167,499,512

(1)Includes 115,595 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2021.
(2)In August 2021, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In November 2021, our Board of Directors approved a new stock repurchase program following the completion of the August 2021 program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
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

4.1
Supplemental Indenture dated as of December 17, 2021 by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 17, 2021).

4.2	Form of the Company’s 4.00% Senior Notes due 2028 (included in Exhibit 4.1 hereto).

10.1
First Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of October 20, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2021).

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

FAIR ISAAC CORPORATION

DATE:	January 27, 2022

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 27, 2022

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)