Form 10-Q
period 2022-03-31
FAIR ISAAC CORP
filed 2022-04-27
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
The number of shares of common stock outstanding on April 15, 2022 was 25,932,030 (excluding 62,924,753 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	September 30, 2021
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$174,219	$195,354
Accounts receivable, net	273,356	312,107
Prepaid expenses and other current assets	34,634	43,513
Total current assets	482,209	550,974
Marketable securities	31,303	31,884
Other investments	1,289	1,312
Property and equipment, net	22,897	27,913
Operating lease right-of-use assets	43,256	47,275
Goodwill	783,744	788,185
Intangible assets, net	3,007	4,099
Deferred income taxes	17,428	20,549
Other assets	101,352	95,585
Total assets	$1,486,485	$1,567,776
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$16,828	$20,749
Accrued compensation and employee benefits	61,825	103,506
Other accrued liabilities	71,628	79,535
Deferred revenue	102,481	105,417
Current maturities on debt	130,000	250,000
Total current liabilities	382,762	559,207
Long-term debt	1,664,674	1,009,018
Operating lease liabilities	47,362	53,670
Other liabilities	55,103	56,823
Total liabilities	2,149,901	1,678,718
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 25,982 and 27,568 shares outstanding at March 31, 2022 and September 30, 2021, respectively)	260	276
Additional paid-in-capital	1,242,280	1,237,348
Treasury stock, at cost (62,875 and 61,289 shares at March 31, 2022 and September 30, 2021, respectively)	(4,599,242)	(3,857,855)
Retained earnings	2,774,485	2,585,143
Accumulated other comprehensive loss	(81,199)	(75,854)
Total stockholders’ deficit	(663,416)	(110,942)
Total liabilities and stockholders’ deficit	$1,486,485	$1,567,776
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$149,088	$125,551	$275,426	$252,006
Professional services	24,365	37,091	50,901	78,399
Scores	183,742	168,719	353,229	313,370
Total revenues	357,195	331,361	679,556	643,775
Operating expenses:
Cost of revenues	71,794	88,333	140,997	177,861
Research and development	36,387	43,612	75,367	84,263
Selling, general and administrative	96,414	97,272	194,462	191,183
Amortization of intangible assets	543	945	1,087	1,882
Gains on product line asset sales and business divestiture	—	—	—	(7,334)
Total operating expenses	205,138	230,162	411,913	447,855
Operating income	152,057	101,199	267,643	195,920
Interest expense, net	(17,211)	(9,943)	(29,406)	(19,584)
Other income (expense), net	(2,361)	568	(932)	3,448
Income before income taxes	132,485	91,824	237,305	179,784
Provision for income taxes	28,102	23,150	47,963	24,618
Net income	104,383	68,674	189,342	155,166
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,207)	(1,846)	(5,345)	15,202
Comprehensive income	$101,176	$66,828	$183,997	$170,368
Earnings per share:
Basic	$3.99	$2.36	$7.10	$5.33
Diluted	$3.95	$2.33	$7.02	$5.23
Shares used in computing earnings per share:
Basic	26,145	29,087	26,662	29,107
Diluted	26,421	29,531	26,978	29,660

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2021	26,509	$265	$1,208,365	$(4,339,039)	$2,670,102	$(77,992)	$(538,299)
Share-based compensation	—	—	27,936	—	—	—	27,936
Issuance of treasury stock under employee stock plans	52	1	5,979	3,762	—	—	9,742
Repurchases of common stock	(579)	(6)	—	(263,965)	—	—	(263,971)
Net income	—	—	—	—	104,383	—	104,383
Foreign currency translation adjustments	—	—	—	—	—	(3,207)	(3,207)
Balance at March 31, 2022	25,982	$260	$1,242,280	$(4,599,242)	$2,774,485	$(81,199)	$(663,416)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at December 31, 2020	29,236	$292	$1,145,893	$(3,035,668)	$2,279,551	$(65,947)	$324,121
Share-based compensation	—	—	28,206	—	—	—	28,206
Issuance of treasury stock under employee stock plans	34	—	7,593	1,766	—	—	9,359
Repurchases of common stock	(441)	(4)	—	(205,207)	—	—	(205,211)
Net income	—	—	—	—	68,674	—	68,674
Foreign currency translation adjustments	—	—	—	—	—	(1,846)	(1,846)
Balance at March 31, 2021	28,829	$288	$1,181,692	$(3,239,109)	$2,348,225	$(67,793)	$223,303

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2021	27,568	$276	$1,237,348	$(3,857,855)	$2,585,143	$(75,854)	$(110,942)
Share-based compensation	—	—	57,814	—	—	—	57,814
Issuance of treasury stock under employee stock plans	237	2	(52,882)	16,148	—	—	(36,732)
Repurchases of common stock	(1,823)	(18)	—	(757,535)	—	—	(757,553)
Net income	—	—	—	—	189,342	—	189,342
Foreign currency translation adjustments	—	—	—	—	—	(5,345)	(5,345)
Balance at March 31, 2022	25,982	$260	$1,242,280	$(4,599,242)	$2,774,485	$(81,199)	$(663,416)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2020	29,096	$291	$1,218,583	$(2,997,856)	$2,193,059	$(82,995)	$331,082
Share-based compensation	—	—	53,338	—	—	—	53,338
Issuance of treasury stock under employee stock plans	275	2	(90,229)	13,964	—	—	(76,263)
Repurchases of common stock	(542)	(5)	—	(255,217)	—	—	(255,222)
Net income	—	—	—	—	155,166	—	155,166
Foreign currency translation adjustments	—	—	—	—	—	15,202	15,202
Balance at March 31, 2021	28,829	$288	$1,181,692	$(3,239,109)	$2,348,225	$(67,793)	$223,303
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$189,342	$155,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,656	13,701
Share-based compensation	57,814	53,338
Deferred income taxes	3,004	(287)
Net (gain) loss on marketable securities	3,209	(2,669)
Non-cash operating lease costs	8,166	8,005
Provision for doubtful accounts	650	266
Gains on product line asset sales and business divestiture	—	(7,334)
Net loss on sales and abandonment of property and equipment	166	96
Changes in operating assets and liabilities:
Accounts receivable	33,098	64,304
Prepaid expenses and other assets	5,179	4,572
Accounts payable	(4,105)	(3,695)
Accrued compensation and employee benefits	(41,745)	(46,147)
Other liabilities	(14,159)	(9,989)
Deferred revenue	(3,791)	2,143
Net cash provided by operating activities	247,484	231,470
Cash flows from investing activities:
Purchases of property and equipment	(3,293)	(4,220)
Proceeds from sales of marketable securities	3,354	2,264
Purchases of marketable securities	(5,982)	(4,379)
Proceeds from product line asset sales and business divestiture	2,257	8,291
Purchase of equity investment	—	(210)
Net cash provided by (used in) investing activities	(3,664)	1,746
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	800,000	251,000
Payments on revolving line of credit and term loan	(806,750)	(121,000)
Proceeds from issuance of senior notes	550,000	—
Payments on debt issuance costs	(8,819)	—
Payments on finance leases	—	(176)
Proceeds from issuance of treasury stock under employee stock plans	11,117	10,390
Taxes paid related to net share settlement of equity awards	(47,849)	(86,653)
Repurchases of common stock	(760,861)	(250,356)
Net cash used in financing activities	(263,162)	(196,795)
Effect of exchange rate changes on cash	(1,793)	4,021
Increase (decrease) in cash and cash equivalents	(21,135)	40,442
Cash and cash equivalents, beginning of period	195,354	157,394
Cash and cash equivalents, end of period	$174,219	$197,836
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $1,003 and $288 during the six-month periods ended March 31, 2022 and 2021, respectively	$30,788	$18,131
Cash paid for interest	$21,368	$18,488
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$139	$388
Unsettled repurchases of common stock	$4,735	$4,866
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
During the fourth quarter of fiscal 2021, we consolidated our operating segment structure from three to two by merging Applications and Decision Management Software segments into the new Software segment. As a result, we modified the presentation of our segment financial information with retrospective application to all prior periods presented. Refer to Note 18 - Segment Information to the consolidated financial statements included in Part II. Item 8 of our 2021 Annual Report on Form 10-K for further information.

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
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. Early adoption is permitted. We do not believe that adoption of ASU 2021-08 will have a significant impact on our condensed consolidated financial statements.
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

•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of March 31, 2022 and September 30, 2021.
•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2022 and September 30, 2021.
•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2022 and September 30, 2021.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2022 and September 30, 2021:

March 31, 2022	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2022
	(In thousands)
Assets:
Cash equivalents (1)	$50,194	$50,194
Marketable securities (2)	31,303	31,303
Total	$81,497	$81,497

September 30, 2021	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2021
	(In thousands)
Assets:
Cash equivalents (1)	$194	$194
Marketable securities (2)	31,884	31,884
Total	$32,078	$32,078

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at March 31, 2022 and September 30, 2021. Not included in these tables are cash deposits of $124.0 million and $195.2 million at March 31, 2022 and September 30, 2021, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at March 31, 2022 and September 30, 2021.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and six-month periods ended March 31, 2022 and 2021.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2022 and September 30, 2021:

	March 31, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	16,500	$18,330	$—
Buy foreign currency:
British pound (GBP)	GBP	9,223	$12,100	$—
Singapore dollar (SGD)	SGD	7,571	$5,600	$—

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	$—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	$—
Singapore dollar (SGD)	SGD	6,650	$4,900	$—
The foreign currency forward contracts were entered into on March 31, 2022 and September 30, 2021, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(576)	$1,229	$(14)	$2,915

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)
Completed technology	$125	$323	$250	$645
Customer contracts and relationships	418	578	837	1,149
Non-compete agreements	—	44	—	88
Total	$543	$945	$1,087	$1,882

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2022 was as follows:

Year Ending September 30,	(In thousands)
2022 (excluding the six months ended March 31, 2022)	$990
2023	1,100
2024	917
Total	$3,007
The following table summarizes changes to goodwill during the six months ended March 31, 2022, both in total and as allocated to our segments. We have not recognized any goodwill impairment losses to date.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2021	$146,648	$641,537	$788,185
Foreign currency translation adjustment	—	(4,441)	(4,441)
Balance at March 31, 2022	$146,648	$637,096	$783,744

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net at March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
	(In thousands)
Property and equipment, net:
Property and equipment	$123,455	$124,966
Less: accumulated depreciation and amortization	(100,558)	(97,053)
Total	$22,897	$27,913

6. Revolving Line of Credit and Term Loan
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on August 19, 2026. Borrowings under the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.500%, and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities.
In addition, we have a term loan in an initial principal amount of $300 million. The term loan is subject to the same pricing and covenants as the revolving line of credit and matures at the expiration of the facility on August 19, 2026. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter.
As of March 31, 2022, we had $215.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 1.932%, and $296.3 million in outstanding balance of the term loan at an interest rate of 1.955%, of which $381.3 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of March 31, 2022.

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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$416,000	$400,000	$453,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	871,875	350,000	357,000
Total	$1,300,000	$1,287,875	$750,000	$810,000

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $15.7 million and $9.0 million at March 31, 2022 and September 30, 2021, respectively.
8. Revenue from Contracts with Customers
Disaggregation of Revenue

The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended March 31, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$175,091	$104,664	$279,755	78%
Europe, Middle East and Africa	1,252	34,128	35,380	10%
Asia Pacific	7,399	34,661	42,060	12%
Total	$183,742	$173,453	$357,195	100%

	Quarter Ended March 31, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$161,787	$99,672	$261,459	79%
Europe, Middle East and Africa	5,642	44,033	49,675	15%
Asia Pacific	1,290	18,937	20,227	6%
Total	$168,719	$162,642	$331,361	100%

	Six Months Ended March 31, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$340,803	$203,849	$544,652	80%
Europe, Middle East and Africa	2,745	71,526	74,271	11%
Asia Pacific	9,681	50,952	60,633	9%
Total	$353,229	$326,327	$679,556	100%

	Six Months Ended March 31, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$302,500	$207,696	$510,196	79%
Europe, Middle East and Africa	7,355	87,868	95,223	15%
Asia Pacific	3,515	34,841	38,356	6%
Total	$313,370	$330,405	$643,775	100%

The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
On-premises software	$77,959	$63,431	52%	51%	$135,254	$129,913	49%	52%
SaaS software	71,129	62,120	48%	49%	140,172	122,093	51%	48%
Total on-premises and SaaS software	$149,088	$125,551	100%	100%	$275,426	$252,006	100%	100%
The following table provides information about disaggregated revenue for our Software segment by product features:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
Platform software (*)	$39,802	$15,312	27%	12%	$61,874	$29,437	22%	12%
Non-platform software	109,286	110,239	73%	88%	213,552	222,569	78%	88%
Total on-premises and SaaS software	$149,088	$125,551	100%	100%	$275,426	$252,006	100%	100%

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

The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
Software recognized at a point in time (1)	$26,540	$11,844	18%	9%	$33,699	$24,738	12%	10%
Software recognized over contract term (2)	122,548	113,707	82%	91%	241,727	227,268	88%	90%
Total on-premises and SaaS software	$149,088	$125,551	100%	100%	$275,426	$252,006	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
Business-to-business Scores	$125,243	$119,319	68%	71%	$238,211	$219,463	67%	70%
Business-to-consumer Scores	58,499	49,400	32%	29%	115,018	93,907	33%	30%
Total	$183,742	$168,719	100%	100%	$353,229	$313,370	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 39% of our total revenues in each of the quarters ended March 31, 2022 and 2021, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended March 31, 2022 and 2021. Revenues collectively generated by agreements with these customers accounted for 38% and 37% of our total revenues in the six months ended March 31, 2022 and 2021, respectively, with two and three consumer reporting agencies each contributing more than 10% of our total revenues in the six months ended March 31, 2022 and 2021, respectively.
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

Receivables at March 31, 2022 and September 30, 2021 consisted of the following:

	March 31, 2022	September 30, 2021
	(In thousands)
Billed	$164,659	$198,305
Unbilled	156,018	155,408
	320,677	353,713
Less: allowance for doubtful accounts	(3,780)	(4,154)
Net receivables	316,897	349,559
Less: long-term receivables (*)	(43,541)	(37,452)
Short-term receivables (*)	$273,356	$312,107

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Six Months Ended March 31,
	2022	2021

Deferred revenues, beginning balance (*)	$110,763	$122,141
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(70,160)	(75,600)
Increases due to billings, excluding amounts recognized as revenue during the period	66,292	78,945
Reclassified as liabilities related to assets held for sale	—	(16,508)
Deferred revenues, ending balance (*)	$106,895	$108,978

(*) Deferred revenues at March 31, 2022 included current portion of $102.5 million and long-term portion of $4.4 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2021 included current portion of $105.4 million and long-term portion of $5.4 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $291.7 million as of March 31, 2022, approximately 52% of which we expect to recognize over the next 16 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $289.0 million as of September 30, 2021.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was 21.2% and 25.2% during the quarters ended March 31, 2022 and 2021, respectively, and 20.2% and 13.7% during the six months ended March 31, 2022 and 2021, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the six months ended March 31, 2022 and 2021 were both favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2021 has resulted in a decreased net excess tax benefit for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $13.2 million and $10.9 million at March 31, 2022 and September 30, 2021, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $0.6 million and $0.4 million related to unrecognized tax benefits as of March 31, 2022 and September 30, 2021, respectively.

10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2022 and 2021:

	Quarter Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$104,383	$68,674	$189,342	$155,166
Denominator — share:
Basic weighted-average shares	26,145	29,087	26,662	29,107
Effect of dilutive securities	276	444	316	553
Diluted weighted-average shares	26,421	29,531	26,978	29,660
Earnings per share:
Basic	$3.99	$2.36	$7.10	$5.33
Diluted	$3.95	$2.33	$7.02	$5.23
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
The following tables summarize segment information for the quarters and six-month periods ended March 31, 2022 and 2021:

	Quarter Ended March 31, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$149,088	$—	$149,088
Professional services	—	24,365	—	24,365
Scores	183,742	—	—	183,742
Total segment revenues	183,742	173,453	—	357,195
Segment operating expense	(21,026)	(119,953)	(35,680)	(176,659)
Segment operating income	$162,716	$53,500	$(35,680)	180,536
Unallocated share-based compensation expense				(27,936)
Unallocated amortization expense				(543)
Operating income				152,057
Unallocated interest expense, net				(17,211)
Unallocated other expense, net				(2,361)
Income before income taxes				$132,485
Depreciation expense	$189	$3,807	$28	$4,024

	Quarter Ended March 31, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$125,551	$—	$125,551
Professional services	—	37,091	—	37,091
Scores	168,719	—	—	168,719
Total segment revenues	168,719	162,642	—	331,361
Segment operating expense	(22,177)	(145,442)	(33,392)	(201,011)
Segment operating income	$146,542	$17,200	$(33,392)	130,350
Unallocated share-based compensation expense				(28,206)
Unallocated amortization expense				(945)
Operating income				101,199
Unallocated interest expense, net				(9,943)
Unallocated other income, net				568
Income before income taxes				$91,824
Depreciation expense	$167	$5,012	$45	$5,224

	Six Months Ended March 31, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$275,426	$—	$275,426
Professional services	—	50,901	—	50,901
Scores	353,229	—	—	353,229
Total segment revenues	353,229	326,327	—	679,556
Segment operating expense	(43,010)	(238,534)	(71,468)	(353,012)
Segment operating income	$310,219	$87,793	$(71,468)	326,544
Unallocated share-based compensation expense				(57,814)
Unallocated amortization expense				(1,087)
Operating income				267,643
Unallocated interest expense, net				(29,406)
Unallocated other expense, net				(932)
Income before income taxes				$237,305
Depreciation expense	$381	$7,684	$57	$8,122

	Six Months Ended March 31, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$252,006	$—	$252,006
Professional services	—	78,399	—	78,399
Scores	313,370	—	—	313,370
Total segment revenues	313,370	330,405	—	643,775
Segment operating expense	(43,803)	(292,521)	(63,645)	(399,969)
Segment operating income	$269,567	$37,884	$(63,645)	243,806
Unallocated share-based compensation expense				(53,338)
Unallocated amortization expense				(1,882)
Unallocated gains on product line asset sales and business divestiture				7,334
Operating income				195,920
Unallocated interest expense, net				(19,584)
Unallocated other income, net				3,448
Income before income taxes				$179,784
Depreciation expense	$361	$10,370	$78	$10,809

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

Due to the COVID-19 pandemic, we continue to conduct business with substantial modifications to employee travel and work locations. We expect these modifications to remain in place throughout calendar year 2022, along with substantially modified interactions with customers and suppliers, among other adjustments. We have maintained a “Remote Work Policy” providing our employees with valued flexibility. While we have not experienced material disruptions to our operations from the COVID-19 pandemic, we are unable to predict the full impact that the COVID-19 pandemic will have on our operations and future financial performance, including demand for our offerings, impact to our customers and partners, actions that may be taken by governmental authorities, and other factors identified in “Risk Factors” in Part II, Item 1A of this Report.
Highlights from the quarter and six months ended March 31, 2022
•Total revenue was $357.2 million during the quarter ended March 31, 2022, an 8% increase from the quarter ended March 31, 2021, and $679.6 million during the six months ended March 31, 2022, a 6% increase from the six months ended March 31, 2021.
•Total revenue for our Scores segment was $183.7 million during the quarter ended March 31, 2022, a 9% increase from the quarter ended March 31, 2021, and $353.2 million during the six months ended March 31, 2022, a 13% increase from the six months ended March 31, 2021.
•Annual Recurring Revenue for our Software segment as of March 31, 2022 was $550.3 million, a 11% increase from March 31, 2021, excluding divestitures.
•Dollar-Based Net Retention Rate for our Software segment was 110% during the quarter ended March 31, 2022, excluding divestitures.
•Operating income was $152.1 million during the quarter ended March 31, 2022, a 50% increase from the quarter ended March 31, 2021, and $267.6 million during the six months ended March 31, 2022, a 37% increase from the six months ended March 31, 2021.
•Net income was $104.4 million during the quarter ended March 31, 2022, a 52% increase from the quarter ended March 31, 2021, and $189.3 million during the six months ended March 31, 2022, a 22% increase from the six months ended March 31, 2021.
•EPS was $3.95 during the quarter ended March 31, 2022, a 70% increase from the quarter ended March 31, 2021, and $7.02 during the six months ended March 31, 2022, a 34% increase from the six months ended March 31, 2021.
•Cash flows from operations were $247.5 million during the six months ended March 31, 2022, compared with $231.5 million during the six months ended March 31, 2021.
•Cash and cash equivalents were $174.2 million as of March 31, 2022, compared with $195.4 million as of September 30, 2021.
•Total debt balance was $1.79 billion as of March 31, 2022, compared with $1.26 billion as of September 30, 2021.
•Total share repurchases during the quarter ended March 31, 2022 were $264.0 million, compared with $205.2 million during the quarter ended March 31, 2021, and during the six months ended March 31, 2022 were $757.6 million, compared with $255.2 million during the six months ended March 31, 2021.
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
ACV Bookings is calculated by dividing the total expected contract value by the contract term in years. The expected contract value equals the fixed amount — including guaranteed minimums — stated in the contract, plus estimates of future usage-based fees. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimates and actual results occur due to variability in the estimated usage. This variability can be the result of the economic trends in our customers’ industries; individual performance of our customers relative to their competitors; and regulatory and other factors that affect the business environment in which our customers operate.

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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Total on-premises and SaaS software *	$20.6	$13.3	$37.2	$25.4

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our Collections and Recovery (“C&R”) business. The amounts for the quarter and six months ended March 31, 2021 excluded these divested product lines and businesses.

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
The following table summarizes our ARR at each of the dates presented:

	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
ARR (*)	(In millions)
Platform (**)	$43.8	$47.7	$55.1	$60.2	$67.7	$75.2	$92.2	$96.7
Non-platform	438.5	443.6	439.9	437.1	445.9	448.8	454.4	453.6
Total	$482.3	$491.3	$495.0	$497.3	$513.6	$524.0	$546.6	$550.3

Percentage
Platform	9%	10%	11%	12%	13%	14%	17%	18%
Non-platform	91%	90%	89%	88%	87%	86%	83%	82%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	44%	45%	38%	47%	54%	58%	67%	60%
Non-platform	(3)%	(2)%	(2)%	(3)%	2%	1%	3%	4%
Total on-premises and SaaS software	—%	1%	2%	1%	6%	7%	10%	11%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The amounts and percentages above excluded these divested product lines and businesses at all dates presented.

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
The following table summarizes our DBNRR for each of the periods presented:

	Quarter Ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
DBNRR (*)
Platform	108%	116%	123%	130%	137%	143%	143%	141%
Non-platform	95%	96%	97%	96%	100%	100%	102%	103%
Total on-premises and SaaS software	98%	99%	100%	100%	105%	106%	109%	110%

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
Segment revenues, operating income, and related financial information, including disaggregation of revenue are set forth in Note 8 and Note 11 to the accompanying condensed consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2022 and 2021:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021	2022	2021
	(In thousands)				(In thousands)
Scores	$183,742	$168,719	51%	51%	$15,023	9%
Software	173,453	162,642	49%	49%	10,811	7%
Total	$357,195	$331,361	100%	100%	25,834	8%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021	2022	2021
	(In thousands)				(In thousands)
Scores	$353,229	$313,370	52%	49%	$39,859	13%
Software	326,327	330,405	48%	51%	(4,078)	(1)%
Total	$679,556	$643,775	100%	100%	35,781	6%
Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021
Scores
Scores segment revenues increased $15.0 million due to an increase of $5.9 million in our business-to-business scores revenue and $9.1 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price across several business-to-business offerings and an increase in unsecured originations volume, partially offset by a decrease in mortgage originations volume during the quarter ended March 31, 2022. The increase in business-to-consumer revenue was attributable to an increase in both royalties derived from scores sold indirectly to consumers through credit reporting agencies and direct sales generated from the myFICO.com website.
Software

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2022	2021
	(In thousands)		(In thousands)
On-premises and SaaS software	$149,088	$125,551	$23,537	19%
Professional services	24,365	37,091	(12,726)	(34)%
Total	$173,453	$162,642	10,811	7%
Software segment revenues increased $10.8 million due to a $23.5 million increase in our on-premises and SaaS software revenue, partially offset by a $12.7 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in point-in-time recognition due to a large license deal, as well as an increase in over-time recognition due to SaaS growth, partially offset by the C&R business divestiture. The decrease in services revenue was primarily attributable to our strategic shift to emphasize software over services, as well as the C&R business divestiture. The total impact to current quarter revenue from the divestiture was $15.9 million — an $8.1 million decrease from on-premises and SaaS software and a $7.8 million decrease from professional services.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021
Scores
Scores segment revenues increased $39.9 million due to an increase of $18.8 million in our business-to-business scores revenue and $21.1 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price across several business-to-business offerings, partially offset by a decrease in mortgage originations volume during the six months ended March 31, 2022. The increase in business-to-consumer revenue was attributable to an increase in both royalties derived from scores sold indirectly to consumers through credit reporting agencies and direct sales generated from the myFICO.com website.
Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2022	2021
	(In thousands)		(In thousands)
On-premises and SaaS software	$275,426	$252,006	$23,420	9%
Professional services	50,901	78,399	(27,498)	(35)%
Total	$326,327	$330,405	(4,078)	(1)%
Software segment revenues decreased $4.1 million due to a $27.5 million decrease in services revenue, partially offset by a $23.4 million increase in our on-premises and SaaS software revenue. The decrease in services revenue was primarily attributable to our strategic shift to emphasize software over services, as well as the divestiture of our C&R business in June 2021. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in our platform software revenue, partially offset by the C&R business divestiture. The total impact to current year-to-date revenue from the divestiture was $32.2 million — a $16.4 million decrease from on-premises and SaaS software and a $15.8 million decrease from professional services.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2022 and 2021:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2022	2021	2022	2021
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$357,195	$331,361	100%	100%	$25,834	8%
Operating expenses:
Cost of revenues	71,794	88,333	20%	27%	(16,539)	(19)%
Research and development	36,387	43,612	10%	13%	(7,225)	(17)%
Selling, general and administrative	96,414	97,272	27%	29%	(858)	(1)%
Amortization of intangible assets	543	945	—%	—%	(402)	(43)%
Total operating expenses	205,138	230,162	57%	69%	(25,024)	(11)%
Operating income	152,057	101,199	43%	31%	50,858	50%
Interest expense, net	(17,211)	(9,943)	(5)%	(3)%	(7,268)	73%
Other income (expense), net	(2,361)	568	(1)%	—%	(2,929)	(516)%
Income before income taxes	132,485	91,824	37%	28%	40,661	44%
Provision for income taxes	28,102	23,150	8%	7%	4,952	21%
Net income	$104,383	$68,674	29%	21%	35,709	52%
Number of employees at quarter end	3,460	3,953			(493)	(12)%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2022	2021	2022	2021
	(In thousands)				(In thousands)
Revenues	$679,556	$643,775	100%	100%	$35,781	6%
Operating expenses:
Cost of revenues	140,997	177,861	21%	28%	(36,864)	(21)%
Research and development	75,367	84,263	11%	13%	(8,896)	(11)%
Selling, general and administrative	194,462	191,183	29%	30%	3,279	2%
Amortization of intangible assets	1,087	1,882	—%	—%	(795)	(42)%
Gains on product line asset sales and business divestiture	—	(7,334)	—%	(1)%	7,334	(100)%
Total operating expenses	411,913	447,855	61%	70%	(35,942)	(8)%
Operating income	267,643	195,920	39%	30%	71,723	37%
Interest expense, net	(29,406)	(19,584)	(4)%	(3)%	(9,822)	50%
Other income (expense), net	(932)	3,448	—%	1%	(4,380)	(127)%
Income before income taxes	237,305	179,784	35%	28%	57,521	32%
Provision for income taxes	47,963	24,618	7%	4%	23,345	95%
Net income	$189,342	$155,166	28%	24%	34,176	22%

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
The quarter-over-prior year quarter decrease in cost of revenues of $16.5 million was primarily attributable to a $14.1 million decrease in personnel and labor costs and a $2.6 million decrease in allocated facilities and infrastructure costs. Both were largely driven by a decrease in our headcount as a result of the divestiture of our C&R business in June 2021, as well as reduced resource requirements associated with decreased services revenue. Cost of revenues as a percentage of revenues decreased to 20% during the quarter ended March 31, 2022 from 27% during the quarter ended March 31, 2021, primarily due to an increase in license revenue recognized at a point in time, increased sales of our higher-margin Scores products and decreased sales of lower-margin professional services.
The year-to-date period over period decrease in cost of revenues of $36.9 million was primarily attributable to a $30.7 million decrease in personnel and labor costs and a $7.1 million decrease in allocated facilities and infrastructure costs. Both were largely driven by a decrease in our headcount as a result of the divestiture of our C&R business in June 2021, as well as reduced resource requirements associated with decreased services revenue. Cost of revenues as a percentage of revenues decreased to 21% during the six months ended March 31, 2022 from 28% during the six months ended March 31, 2021, primarily due to an increase in license revenue recognized at a point in time, increased sales of our higher-margin Scores products and decreased sales of lower-margin professional services.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter decrease in research and development expenses of $7.2 million was primarily attributable to a $5.0 million decrease in personnel and labor costs as a result of decreased headcount and a $0.9 million decrease in third-party cloud computing costs. Research and development expenses as a percentage of revenues decreased to 10% during the quarter ended March 31, 2022 from 13% during the quarter ended March 31, 2021.
The year-to-date period over period decrease in research and development expenses of $8.9 million was primarily attributable to a $4.7 million decrease in personnel and labor costs as a result of decreased headcount and a $1.8 million decrease in third-party cloud computing costs. Research and development expenses as a percentage of revenues decreased to 11% during the six months ended March 31, 2022 from 13% during the six months ended March 31, 2021.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter decrease in selling, general and administrative expenses of $0.9 million was primarily attributable to a $3.0 million decrease in personnel and labor costs as a result of decreased headcount, partially offset by $0.9 million increase in insurance costs, and a $0.7 million increase in travel costs. Selling, general and administrative expenses as a percentage of revenues decreased to 27% during the quarter ended March 31, 2022 from 29% during the quarter ended March 31, 2021.

The year-to-date period over period increase in selling, general and administrative expenses of $3.3 million was primarily attributable to a $1.6 million increase in insurance costs, a $1.4 million increase in facilities and infrastructure costs, a $1.2 million increase in travel activity, and a $0.7 million increase in third-party cloud computing costs, partially offset by a $3.4 million decrease in personnel and labor costs as a result of decreased headcount. Selling, general and administrative expenses as a percentage of revenues decreased to 29% during the six months ended March 31, 2022 from 30% during the six months ended March 31, 2021.
Amortization of Intangible Assets
Amortization of intangible assets consists of amortization expense related to intangible assets recorded in connection with acquisitions accounted for by the acquisition method of accounting. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are being amortized using the straight-line method over periods ranging from five to ten years.
Amortization expense was $0.5 million during the quarter ended March 31, 2022 compared to $0.9 million during the quarter ended March 31, 2021.
Amortization expense was $1.1 million during the six months ended March 31, 2022 compared to $1.9 million during the six months ended March 31, 2021. The decrease was primarily attributable to certain assets associated with the divestiture of our C&R business in June 2021.
Gains on Product Line Asset Sales and Business Divestiture
The $7.3 million gain on product line asset sales and business divestiture during the six months ended March 31, 2021 was attributable to the sale of all assets related to our cyber risk score operations in October 2020 and the sale of certain assets related to our Software operations to an affiliated joint venture in China in December 2020.
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
The quarter-over-prior year quarter increase in interest expense of $7.3 million was primarily attributable to a higher average outstanding debt balance during the quarter ended March 31, 2022.
The year-to-date period over period increase in interest expense of $9.8 million was primarily attributable to a higher average outstanding debt balance during the six months ended March 31, 2022.
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
The quarter-over-prior year quarter change in other income (expense), net of $2.9 million was primarily attributable to a decrease in net unrealized gains on our supplemental retirement and savings plan.
The year-to-date period over period change in other income (expense), net of $4.4 million was primarily attributable to a decrease in net unrealized gains on our supplemental retirement and savings plan.
Provision for Income Taxes
The effective income tax rate was 21.2% and 25.2% during the quarters ended March 31, 2022 and 2021, respectively, and 20.2% and 13.7% during the six months ended March 31, 2022 and 2021, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

The effective tax rates for the six months ended March 31, 2022 and 2021 were both favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2021 has resulted in a decreased net excess tax benefit for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six-month periods ended March 31, 2022 and 2021:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021
	(In thousands)		(In thousands)
Scores	$162,716	$146,542	$16,174	11%
Software	53,500	17,200	36,300	211%
Unallocated corporate expenses	(35,680)	(33,392)	(2,288)	7%
Total segment operating income	180,536	130,350	50,186	39%
Unallocated share-based compensation	(27,936)	(28,206)	270	(1)%
Unallocated amortization expense	(543)	(945)	402	(43)%
Operating income	$152,057	$101,199	50,858	50%

	Scores				Software
	Quarter Ended March 31,		Percentage of Revenues		Quarter Ended March 31,		Percentage of Revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)				(In thousands)
Segment revenues	$183,742	$168,719	100%	100%	$173,453	$162,642	100%	100%
Segment operating expense	(21,026)	(22,177)	(11)%	(13)%	(119,953)	(145,442)	(69)%	(89)%
Segment operating income	$162,716	$146,542	89%	87%	$53,500	$17,200	31%	11%
The quarter-over-prior year quarter $50.9 million increase in operating income was primarily attributable to a $26.6 million decrease in segment operating expenses and a $25.8 million increase in segment revenues, partially offset by a $2.3 million increase in corporate expenses.
At the segment level, the quarter-over-prior year quarter $50.2 million increase in segment operating income was the result of a $36.3 million increase in our Software segment operating income and a $16.2 million increase in our Scores segment operating income, partially offset by a $2.3 million increase in corporate expenses.
The quarter-over-prior year quarter $16.2 million increase in Scores segment operating income was due to a $15.0 million increase in segment revenue and a $1.2 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 89% from 87%.
The quarter-over-prior year quarter $36.3 million increase in Software segment operating income was due to a $25.5 million decrease in segment operating expenses and a $10.8 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Software increased to 31% from 11%, primarily attributable to the divestiture of our lower-margin C&R business, an increase in license revenue recognized at a point in time, and a decrease in sales of our lower-margin professional services.

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021
	(In thousands)		(In thousands)
Scores	$310,219	$269,567	$40,652	15%
Software	87,793	37,884	49,909	132%
Unallocated corporate expenses	(71,468)	(63,645)	(7,823)	12%
Total segment operating income	326,544	243,806	82,738	34%
Unallocated share-based compensation	(57,814)	(53,338)	(4,476)	8%
Unallocated amortization expense	(1,087)	(1,882)	795	(42)%
Unallocated gains on product line asset sales and business divestiture	—	7,334	(7,334)	(100)%
Operating income	$267,643	$195,920	71,723	37%

	Scores				Software
	Six Months Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)				(In thousands)
Segment revenues	$353,229	$313,370	100%	100%	$326,327	$330,405	100%	100%
Segment operating expense	(43,010)	(43,803)	(12)%	(14)%	(238,534)	(292,521)	(73)%	(89)%
Segment operating income	$310,219	$269,567	88%	86%	$87,793	$37,884	27%	11%
The year-to-date period over period increase of $71.7 million in operating income was primarily attributable to a $54.8 million decrease in segment operating expenses and a $35.8 million increase in segment revenues, partially offset by a $7.8 million increase in corporate expenses, a $7.3 million decrease in gain on sale of product line assets, and a $4.5 million increase in share-based compensation cost.
At the segment level, the year-to-date period over period increase of $82.7 million in segment operating income was the result of a $49.9 million increase in our Software segment operating income and a $40.6 million increase in our Scores segment operating income, partially offset by a $7.8 million increase in corporate expenses.
The year-to-date period over period $40.6 million increase in Scores segment operating income was attributable to a $39.9 million increase in segment revenue and a $0.8 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 88% from 86%.
The year-to-date period over period $49.9 million increase in Software segment operating income was due to a $54.0 million decrease in segment operating expenses, partially offset by a $4.1 million decrease in segment revenue. Segment operating income as a percentage of segment revenue for Software increased to 27% from 11%, primarily attributable to the divestiture of our lower-margin C&R business, an increase in license revenue recognized at a point in time, and a decrease in sales of our lower-margin professional services.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2022, we had $174.2 million in cash and cash equivalents, which included $114.2 million held by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $15.0 million principal payments on our term loan over the next twelve months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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
Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2022	2021
	(In thousands)
Cash provided by (used in):
Operating activities	$247,484	$231,470	$16,014
Investing activities	(3,664)	1,746	(5,410)
Financing activities	(263,162)	(196,795)	(66,367)
Effect of exchange rate changes on cash	(1,793)	4,021	(5,814)
Increase (decrease) in cash and cash equivalents	$(21,135)	$40,442	(61,577)

Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $247.5 million during the six months ended March 31, 2022 from $231.5 million during the six months ended March 31, 2021. The $16.0 million increase was primarily attributable to a $34.2 million increase in net income and an $18.5 million increase in non-cash items, partially offset by a $36.7 million decrease that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.7 million for the six months ended March 31, 2022 as compared to net cash provided of $1.7 million for the six months ended March 31, 2021. The $5.4 million change was primarily attributable to a $6.0 million decrease in cash proceeds from the product line asset sales and business divestiture.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $263.2 million for the six months ended March 31, 2022 from $196.8 million for the six months ended March 31, 2021. The $66.4 million increase was primarily attributable to a $510.5 million increase in repurchases of common stock and a $136.8 million increase in payments, net of proceeds, on our revolving line of credit, partially offset by a $550.0 million increase in proceeds from the issuance of senior notes and a $38.8 million decrease in taxes paid related to net share settlement of equity awards.

Repurchases of Common Stock
In January 2022, our Board of Directors approved a new stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Pursuant to our previously-authorized stock repurchase programs and the January 2022 program, we repurchased approximately 579,875 shares and 1,823,494 shares of our common stock at a total repurchase price of $264.0 million and $757.6 million during the quarter and six months ended March 31, 2022, respectively. As of March 31, 2022, we had $400.2 million remaining under the January 2022 program.
Revolving Line of Credit and Term Loan
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on August 19, 2026. Borrowings under the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants including a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities.
In addition, we have a term loan in an initial principal amount of $300 million. The term loan is subject to the same pricing and covenants as the revolving line of credit and matures at the expiration of the facility on August 19, 2026. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter.
As of March 31, 2022, we had $215.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 1.932%, and $296.3 million in outstanding balance of the term loan at an interest rate of 1.955%, of which $381.3 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of March 31, 2022.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of March 31, 2022, the carrying value of the Senior Notes was $1.30 billion and we were in compliance with all financial covenants under these obligations, and do not believe we are at material risk of not meeting these covenants due to COVID-19.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2022 and September 30, 2021:

	March 31, 2022			September 30, 2021
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$174,219	$174,219	0.25%	$195,354	$195,354	0.04%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	416,000	400,000	453,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	871,875	350,000	357,000
Total	$1,300,000	$1,287,875	$750,000	$810,000

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $15.7 million and $9.0 million at March 31, 2022 and September 30, 2021, respectively.
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of March 31, 2022, we had $215.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 1.932% and $296.3 million in outstanding balance of the term loan at an interest rate of 1.955%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2022 and September 30, 2021:

	March 31, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	16,500	$18,330	$—
Buy foreign currency:
British pound (GBP)	GBP	9,223	$12,100	$—
Singapore dollar (SGD)	SGD	7,571	$5,600	$—

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	$—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	$—
Singapore dollar (SGD)	SGD	6,650	$4,900	$—
The foreign currency forward contracts were entered into on March 31, 2022 and September 30, 2021, respectively; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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
As a result of the COVID-19 pandemic, we temporarily closed the majority of our offices (including our corporate headquarters in the United States), but are in the process of re-opening them. Although our company-wide voluntary work from home policy expired on March 31, 2022, we continue to allow the majority of our workforce the flexibility to work remotely on an ongoing basis. In addition, we continue to impose certain travel restrictions where applicable. Both of these actions have disrupted how we operate our business. Due in part to anticipated post-pandemic workforce patterns, in late fiscal 2020 and early fiscal 2021, we permanently closed certain non-core offices, reduced certain other office space and reduced our global workforce. Our operations may be further negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. For example, many cities, counties, states, and countries may impose or continue to impose requirements and restrictions related to COVID-19 that affect us, including a wide range of restrictions on our employees’, partners’ and customers’ physical movement to limit the spread of COVID-19. We postponed, canceled or shifted certain of our customer, employee or industry events to virtual-only experiences and may decide to do so in the future. If the COVID-19 pandemic has a substantial impact on our employees’, partners’ or customers’ productivity or ability to collaborate, our results of operations and overall financial performance may be harmed.
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

During fiscal 2021, 89% of our revenues were derived from sales of products and services to the banking industry. Periods of global economic uncertainty experienced in the past have produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for future stress and disruptions, including in connection with the COVID-19 pandemic, rising inflation and rising interest rates, presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our products and services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.

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

In addition, the U.S. and other key international economies are experiencing and have experienced in the past a downturn in which economic activity was impacted by falling demand for a variety of goods and services, the level and volatility of interest rates, the level of inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Such disruption, whether arising in connection with the current COVID-19 pandemic and military conflict or otherwise, could result in a decline in the volume of transactions that we execute for our customers.

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

A significant portion of our revenues in our Scores segment is attributable to the U.S. mortgage market, which includes, for mortgages eligible for purchase by The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”), a requirement by those enterprises that U.S. lenders provide FICO® Scores for each mortgage delivered to them. However, their continued use of the FICO Score is currently subject to validation and approval by those enterprises and the Federal Housing Finance Agency. If other credit score models are approved for use with mortgages delivered to Fannie Mae and Freddie Mac, or the FICO Score is not approved for continued use with those mortgages, it could have a material adverse effect on our revenues, results of operations and stock price.

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

As part of our management approach, we pursue ongoing reengineering efforts designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. In addition, we have implemented a Remote Work Policy which allows a portion of our workforce to partially or fully work from home. Our reengineering efforts may not be successful over the long term should we fail to reduce expenses at the anticipated level, should we fail to increase revenues to anticipated levels or at all, or should productivity decline or employees’ ability to collaborate fall as a result of the Remote Work Policy. If our reengineering efforts are not successful over the long term, our revenues, results of operations and business may suffer.

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

Malicious third parties may also conduct attacks designed to temporarily deny customers, distributors and vendors access to our systems and services. Cybersecurity breaches experienced by our vendors, by our distributors, by our customers, by companies that we acquire, or by us may trigger governmental notice requirements and public disclosures, which may lead to widespread negative publicity. Any such cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results. In addition, the COVID-19 pandemic may cause increased cybersecurity risk, as cybercriminals attempt to capitalize from the disruption, including remote working arrangements. Further, the recent military conflict between Russia and Ukraine could result in cyberattacks that could directly or indirectly impact us, including retaliatory acts of cyberwarfare from Russia against U.S. companies, or the potential proliferation of malware from the conflict into systems unrelated to the conflict.

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

Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. Global economic uncertainty in the past, and currently as a result of the COVID-19 pandemic, has produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. The COVID-19 pandemic has adversely affected the global economy, leading to reduced consumer spending and lending activities and disruptions and volatility in the global capital markets. The pandemic has also caused shutdowns to businesses and cities worldwide and has disrupted supply chains, business operations, travel, and consumer confidence. In addition, the consequences of the conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions.

Economic uncertainty has and could continue to negatively affect the businesses and purchasing decisions of companies in the industries we serve. Such disruptions present considerable risks to our businesses and operations. As global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts, such as that between Russia and Ukraine, or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.

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

In addition, many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, privacy, and data security laws and regulations that may relate to our business or affect the demand for our products and services. For example, the U.K and E.U. GDPR impose, among other things, strict obligations and restrictions on the ability to collect, analyze and transfer U.K. and E.U. personal data, a requirement for prompt notice of data breaches in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total worldwide annual revenue under the E.U. GDPR and up to the greater of 17.5 million Pounds or 4% of annual global turnover under the U.K. GDPR). A decision in July 2020 by the Court of Justice of the European Union (i.e., Schrems II), called into question certain data transfer mechanisms between the E.U. and the U.S. In June 2021, the European Commission issued new standard contractual clauses (“SCCs”) governing cross-border data transfers and data exchanges among controllers and processors, which reflect more recent data protection laws, such as the GDPR, and account for the analysis in the Schrems II decision. The European Data Protection Board (the pan-E.U. data protection regulator) has issued authoritative guidance on the requirements for cross-border transfers which, in accordance with Schrems II, include carrying out a data transfer impact assessment in respect of all cross-border data flows to evaluate whether adequate protection will be afforded to the data transferred in the destination territory. The U.K. Information Commissioner’s Office has also issued its own set of SCCs and authoritative guidance to account for the decision in Schrems II. Our transition to the new SCCs, which may involve interpretive issues and may have an adverse impact on cross-border transfers of personal data, may subject us to additional scrutiny from E.U. or U.K. regulators or may increase our costs of compliance.

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

•the level and volatility of interest rates and the level of inflation;
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2022 through January 31, 2022	375,539	$437.96	374,875	$3,342,333
February 1, 2022 through February 28, 2022	90,540	$499.14	90,000	$455,078,570
March 1, 2022 through March 31, 2022	115,498	$477.35	115,000	$400,185,950
	581,577	$455.31	579,875	$400,185,950

(1)Includes 1,702 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2022.
(2)In January 2022, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

10.1	Letter Agreement dated January 6, 2022 by and between the Company and Claus Moldt (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 10, 2022).

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	April 27, 2022

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 27, 2022

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)