Form 10-Q
period 2022-06-30
FAIR ISAAC CORP
filed 2022-08-03
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
The number of shares of common stock outstanding on July 22, 2022 was 25,252,514 (excluding 63,604,269 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	September 30, 2021
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$155,062	$195,354
Accounts receivable, net	286,341	312,107
Prepaid expenses and other current assets	31,854	43,513
Total current assets	473,257	550,974
Marketable securities	25,347	31,884
Other investments	1,213	1,312
Property and equipment, net	20,449	27,913
Operating lease right-of-use assets	39,711	47,275
Goodwill	772,673	788,185
Intangible assets, net	2,459	4,099
Deferred income taxes	18,268	20,549
Other assets	103,459	95,585
Total assets	$1,456,836	$1,567,776
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,399	$20,749
Accrued compensation and employee benefits	80,194	103,506
Other accrued liabilities	57,776	79,535
Deferred revenue	98,486	105,417
Current maturities on debt	130,000	250,000
Total current liabilities	383,855	559,207
Long-term debt	1,826,671	1,009,018
Operating lease liabilities	42,970	53,670
Other liabilities	50,812	56,823
Total liabilities	2,304,308	1,678,718
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 25,252 and 27,568 shares outstanding at June 30, 2022 and September 30, 2021, respectively)	253	276
Additional paid-in-capital	1,269,289	1,237,348
Treasury stock, at cost (63,605 and 61,289 shares at June 30, 2022 and September 30, 2021, respectively)	(4,881,304)	(3,857,855)
Retained earnings	2,867,985	2,585,143
Accumulated other comprehensive loss	(103,695)	(75,854)
Total stockholders’ deficit	(847,472)	(110,942)
Total liabilities and stockholders’ deficit	$1,456,836	$1,567,776
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$142,537	$130,230	$417,963	$382,236
Professional services	27,074	35,752	77,975	114,151
Scores	179,355	172,202	532,584	485,572
Total revenues	348,966	338,184	1,028,522	981,959
Operating expenses:
Cost of revenues	78,691	82,240	219,688	260,101
Research and development	35,880	45,826	111,247	130,089
Selling, general and administrative	93,248	107,729	287,710	298,912
Amortization of intangible assets	532	810	1,619	2,692
Gains on product line asset sales and business divestiture	—	(92,805)	—	(100,139)
Total operating expenses	208,351	143,800	620,264	591,655
Operating income	140,615	194,384	408,258	390,304
Interest expense, net	(18,721)	(10,018)	(48,127)	(29,602)
Other income (expense), net	(1,000)	3,526	(1,932)	6,974
Income before income taxes	120,894	187,892	358,199	367,676
Provision for income taxes	27,394	36,694	75,357	61,312
Net income	93,500	151,198	282,842	306,364
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,496)	4,243	(27,841)	19,445
Comprehensive income	$71,004	$155,441	$255,001	$325,809
Earnings per share:
Basic	$3.65	$5.27	$10.75	$10.58
Diluted	$3.61	$5.18	$10.63	$10.38
Shares used in computing earnings per share:
Basic	25,634	28,687	26,319	28,967
Diluted	25,867	29,195	26,608	29,505

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2022	25,982	$260	$1,242,280	$(4,599,242)	$2,774,485	$(81,199)	$(663,416)
Share-based compensation	—	—	28,549	—	—	—	28,549
Issuance of treasury stock under employee stock plans	5	1	(1,540)	361	—	—	(1,178)
Repurchases of common stock	(735)	(8)	—	(282,423)	—	—	(282,431)
Net income	—	—	—	—	93,500	—	93,500
Foreign currency translation adjustments	—	—	—	—	—	(22,496)	(22,496)
Balance at June 30, 2022	25,252	$253	$1,269,289	$(4,881,304)	$2,867,985	$(103,695)	$(847,472)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at March 31, 2021	28,829	$288	$1,181,692	$(3,239,109)	$2,348,225	$(67,793)	$223,303
Share-based compensation	—	—	30,004	—	—	—	30,004
Issuance of treasury stock under employee stock plans	46	1	(532)	2,604	—	—	2,073
Repurchases of common stock	(489)	(5)	(40,000)	(245,978)	—	—	(285,983)
Net income	—	—	—	—	151,198	—	151,198
Foreign currency translation adjustments	—	—	—	—	—	4,243	4,243
Balance at June 30, 2021	28,386	$284	$1,171,164	$(3,482,483)	$2,499,423	$(63,550)	$124,838

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2021	27,568	$276	$1,237,348	$(3,857,855)	$2,585,143	$(75,854)	$(110,942)
Share-based compensation	—	—	86,363	—	—	—	86,363
Issuance of treasury stock under employee stock plans	242	3	(54,422)	16,509	—	—	(37,910)
Repurchases of common stock	(2,558)	(26)	—	(1,039,958)	—	—	(1,039,984)
Net income	—	—	—	—	282,842	—	282,842
Foreign currency translation adjustments	—	—	—	—	—	(27,841)	(27,841)
Balance at June 30, 2022	25,252	$253	$1,269,289	$(4,881,304)	$2,867,985	$(103,695)	$(847,472)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2020	29,096	$291	$1,218,583	$(2,997,856)	$2,193,059	$(82,995)	$331,082
Share-based compensation	—	—	83,342	—	—	—	83,342
Issuance of treasury stock under employee stock plans	321	3	(90,761)	16,568	—	—	(74,190)
Repurchases of common stock	(1,031)	(10)	(40,000)	(501,195)	—	—	(541,205)
Net income	—	—	—	—	306,364	—	306,364
Foreign currency translation adjustments	—	—	—	—	—	19,445	19,445
Balance at June 30, 2021	28,386	$284	$1,171,164	$(3,482,483)	$2,499,423	$(63,550)	$124,838
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$282,842	$306,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,819	20,066
Share-based compensation	86,363	84,099
Deferred income taxes	1,825	(11,064)
Net (gain) loss on marketable securities	7,985	(4,706)
Non-cash operating lease costs	12,094	12,056
Provision for doubtful accounts	975	551
Gains on product line asset sales and business divestiture	—	(100,139)
Net loss on sales and abandonment of property and equipment	210	107
Changes in operating assets and liabilities:
Accounts receivable	12,134	56,655
Prepaid expenses and other assets	4,945	5,172
Accounts payable	(2,978)	(4,165)
Accrued compensation and employee benefits	(22,355)	(24,990)
Other liabilities	(33,166)	(5,388)
Deferred revenue	(2,069)	(2,556)
Net cash provided by operating activities	364,624	332,062
Cash flows from investing activities:
Purchases of property and equipment	(5,232)	(5,792)
Proceeds from sales of marketable securities	6,575	2,294
Purchases of marketable securities	(8,022)	(5,121)
Proceeds from product line asset sales and business divestiture	2,257	146,428
Purchase of equity investment	—	(210)
Net cash provided by (used in) investing activities	(4,422)	137,599
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	1,010,000	429,000
Payments on revolving line of credit and term loan	(855,500)	(208,000)
Proceeds from issuance of senior notes	550,000	—
Payments on debt issuance costs	(8,819)	—
Payments on finance leases	—	(177)
Proceeds from issuance of treasury stock under employee stock plans	11,117	14,580
Taxes paid related to net share settlement of equity awards	(49,027)	(88,770)
Repurchases of common stock	(1,048,027)	(541,205)
Net cash used in financing activities	(390,256)	(394,572)
Effect of exchange rate changes on cash	(10,238)	5,129
Increase (decrease) in cash and cash equivalents	(40,292)	80,218
Cash and cash equivalents, beginning of period	195,354	157,394
Cash and cash equivalents, end of period	$155,062	$237,612
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $1,021 and $289 during the nine-month periods ended June 30, 2022 and 2021, respectively	$45,984	$34,465
Cash paid for interest	$52,058	$36,764
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$11	$564
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
During the fourth quarter of fiscal 2021, we consolidated our operating segment structure from three to two by merging Applications and Decision Management Software segments into the new Software segment. As a result, we modified the presentation of our segment financial information with retrospective application to all prior periods presented. Refer to Note 18 - Segment Information to the consolidated financial statements included in Part II, Item 8 of our 2021 Annual Report on Form 10-K for further information.

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
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606, Revenue from Contacts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. Early adoption is permitted. We do not believe that adoption of ASU 2021-08 will have a significant impact on our condensed consolidated financial statements.
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
•Level 1 - uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of June 30, 2022 and September 30, 2021.
•Level 2 - uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2022 and September 30, 2021.
•Level 3 - uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2022 and September 30, 2021.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2022 and September 30, 2021:

June 30, 2022	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2022
	(In thousands)
Assets:
Cash equivalents (1)	$30,718	$30,718
Marketable securities (2)	25,347	25,347
Total	$56,065	$56,065

September 30, 2021	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2021
	(In thousands)
Assets:
Cash equivalents (1)	$194	$194
Marketable securities (2)	31,884	31,884
Total	$32,078	$32,078

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at June 30, 2022 and September 30, 2021. Not included in these tables are cash deposits of $124.3 million and $195.2 million at June 30, 2022 and September 30, 2021, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at June 30, 2022 and September 30, 2021.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and nine-month periods ended June 30, 2022 and 2021.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2022 and September 30, 2021:

	June 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,800	$16,372	$—
Buy foreign currency:
British pound (GBP)	GBP	8,100	$9,800	$—
Singapore dollar (SGD)	SGD	4,315	$3,100	$—

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	$—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	$—
Singapore dollar (SGD)	SGD	6,650	$4,900	$—
The foreign currency forward contracts were entered into on June 30, 2022 and September 30, 2021, respectively; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(1,272)	$88	$(1,286)	$3,003

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Completed technology	$125	$257	$375	$902
Customer contracts and relationships	407	510	1,244	1,659
Non-compete agreements	—	43	—	131
Total	$532	$810	$1,619	$2,692

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2022 was as follows:

Year Ending September 30,	(In thousands)
2022 (excluding the nine months ended June 30, 2022)	$442
2023	1,100
2024	917
Total	$2,459
The following table summarizes changes to goodwill during the nine months ended June 30, 2022, both in total and as allocated to our segments. We have not recognized any goodwill impairment losses to date.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2021	$146,648	$641,537	$788,185
Foreign currency translation adjustment	—	(15,512)	(15,512)
Balance at June 30, 2022	$146,648	$626,025	$772,673

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net at June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
	(In thousands)
Property and equipment, net:
Property and equipment	$121,907	$124,966
Less: accumulated depreciation and amortization	(101,458)	(97,053)
Total	$20,449	$27,913

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
As of June 30, 2022, we had $380.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 2.974%, and $292.5 million in outstanding balance of the term loan at an interest rate of 2.684%, of which $542.5 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of June 30, 2022.

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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$388,000	$400,000	$453,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	801,000	350,000	357,000
Total	$1,300,000	$1,189,000	$750,000	$810,000

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $15.0 million and $9.0 million at June 30, 2022 and September 30, 2021, respectively.
8. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended June 30, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$177,892	$115,331	$293,223	84%
Europe, Middle East and Africa	1,051	36,324	37,375	11%
Asia Pacific	412	17,956	18,368	5%
Total	$179,355	$169,611	$348,966	100%

	Quarter Ended June 30, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$165,539	$103,627	$269,166	80%
Europe, Middle East and Africa	2,988	44,881	47,869	14%
Asia Pacific	3,675	17,474	21,149	6%
Total	$172,202	$165,982	$338,184	100%

	Nine Months Ended June 30, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$518,695	$319,180	$837,875	81%
Europe, Middle East and Africa	3,796	107,850	111,646	11%
Asia Pacific	10,093	68,908	79,001	8%
Total	$532,584	$495,938	$1,028,522	100%

	Nine Months Ended June 30, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$468,039	$311,323	$779,362	79%
Europe, Middle East and Africa	10,343	132,749	143,092	15%
Asia Pacific	7,190	52,315	59,505	6%
Total	$485,572	$496,387	$981,959	100%
The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
On-premises software	$70,689	$63,536	50%	49%	$205,943	$193,449	49%	51%
SaaS software	71,848	66,694	50%	51%	212,020	188,787	51%	49%
Total on-premises and SaaS software	$142,537	$130,230	100%	100%	$417,963	$382,236	100%	100%
The following table provides information about disaggregated revenue for our Software segment by product features:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
Platform software (*)	$27,806	$14,178	20%	11%	$89,680	$43,615	21%	11%
Non-platform software	114,731	116,052	80%	89%	328,283	338,621	79%	89%
Total on-premises and SaaS software	$142,537	$130,230	100%	100%	$417,963	$382,236	100%	100%

(*) The FICO platform software is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.

The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
Software recognized at a point in time (1)	$19,869	$12,566	14%	10%	$53,568	$37,304	13%	10%
Software recognized over contract term (2)	122,668	117,664	86%	90%	364,395	344,932	87%	90%
Total on-premises and SaaS software	$142,537	$130,230	100%	100%	$417,963	$382,236	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)
Business-to-business Scores	$119,010	$115,862	66%	67%	$357,221	$335,325	67%	69%
Business-to-consumer Scores	60,345	56,340	34%	33%	175,363	150,247	33%	31%
Total	$179,355	$172,202	100%	100%	$532,584	$485,572	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 41% and 38% of our total revenues in the quarters ended June 30, 2022 and 2021, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended June 30, 2022 and 2021. Revenues collectively generated by agreements with these customers accounted for 39% and 37% of our total revenues in the nine months ended June 30, 2022 and 2021, respectively, with two and three consumer reporting agencies each contributing more than 10% of our total revenues in the nine months ended June 30, 2022 and 2021, respectively.
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

Receivables at June 30, 2022 and September 30, 2021 consisted of the following:

	June 30, 2022	September 30, 2021
	(In thousands)
Billed	$162,007	$198,305
Unbilled	171,954	155,408
	333,961	353,713
Less: allowance for doubtful accounts	(4,012)	(4,154)
Net receivables	329,949	349,559
Less: long-term receivables (*)	(43,608)	(37,452)
Short-term receivables (*)	$286,341	$312,107

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Nine Months Ended June 30,
	2022	2021

Deferred revenues, beginning balance (*)	$110,763	$122,141
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(85,377)	(78,551)
Increases due to billings, excluding amounts recognized as revenue during the period	79,516	78,658
Reclassified as liabilities related to assets held for sale	—	(16,671)
Deferred revenues, ending balance (*)	$104,902	$105,577

(*) Deferred revenues at June 30, 2022 included current portion of $98.5 million and long-term portion of $6.4 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2021 included current portion of $105.4 million and long-term portion of $5.4 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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

Revenue allocated to remaining performance obligations was $283.7 million as of June 30, 2022, approximately 50% of which we expect to recognize over the next 15 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $289.0 million as of September 30, 2021.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was 22.7% and 19.5% during the quarters ended June 30, 2022 and 2021, respectively, and 21.0% and 16.7% during the nine months ended June 30, 2022 and 2021, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the nine months ended June 30, 2022 and 2021 were both favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2021 has resulted in a decreased net excess tax benefit for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $14.0 million and $10.9 million at June 30, 2022 and September 30, 2021, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $0.7 million and $0.4 million related to unrecognized tax benefits as of June 30, 2022 and September 30, 2021, respectively.

10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$93,500	$151,198	$282,842	$306,364
Denominator — share:
Basic weighted-average shares	25,634	28,687	26,319	28,967
Effect of dilutive securities	233	508	289	538
Diluted weighted-average shares	25,867	29,195	26,608	29,505
Earnings per share:
Basic	$3.65	$5.27	$10.75	$10.58
Diluted	$3.61	$5.18	$10.63	$10.38
We exclude the options to purchase shares of common stock in the computation of the diluted EPS where the exercise price of the options exceeds the average market price of our common stock as their inclusion would be antidilutive. There were approximately 43,000 and 12,000 options excluded for the quarters ended June 30, 2022 and 2021, respectively. There were approximately 32,000 and 12,000 options excluded for nine months ended June 30, 2022 and 2021, respectively.

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
The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$142,537	$—	$142,537
Professional services	—	27,074	—	27,074
Scores	179,355	—	—	179,355
Total segment revenues	179,355	169,611	—	348,966
Segment operating expense	(19,207)	(122,048)	(38,015)	(179,270)
Segment operating income	$160,148	$47,563	$(38,015)	169,696
Unallocated share-based compensation expense				(28,549)
Unallocated amortization expense				(532)
Operating income				140,615
Unallocated interest expense, net				(18,721)
Unallocated other expense, net				(1,000)
Income before income taxes				$120,894
Depreciation expense	$182	$3,565	$26	$3,773

	Quarter Ended June 30, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$130,230	$—	$130,230
Professional services	—	35,752	—	35,752
Scores	172,202	—	—	172,202
Total segment revenues	172,202	165,982	—	338,184
Segment operating expense	(25,418)	(145,796)	(33,820)	(205,034)
Segment operating income	$146,784	$20,186	$(33,820)	133,150
Unallocated share-based compensation expense				(30,761)
Unallocated amortization expense				(810)
Unallocated gains on product line asset sales and business divestiture				92,805
Operating income				194,384
Unallocated interest expense, net				(10,018)
Unallocated other income, net				3,526
Income before income taxes				$187,892
Depreciation expense	$159	$4,854	$38	$5,051

	Nine Months Ended June 30, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$417,963	$—	$417,963
Professional services	—	77,975	—	77,975
Scores	532,584	—	—	532,584
Total segment revenues	532,584	495,938	—	1,028,522
Segment operating expense	(62,217)	(360,582)	(109,483)	(532,282)
Segment operating income	$470,367	$135,356	$(109,483)	496,240
Unallocated share-based compensation expense				(86,363)
Unallocated amortization expense				(1,619)
Operating income				408,258
Unallocated interest expense, net				(48,127)
Unallocated other expense, net				(1,932)
Income before income taxes				$358,199
Depreciation expense	$563	$11,249	$83	$11,895

	Nine Months Ended June 30, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$382,236	$—	$382,236
Professional services	—	114,151	—	114,151
Scores	485,572	—	—	485,572
Total segment revenues	485,572	496,387	—	981,959
Segment operating expense	(69,221)	(438,317)	(97,465)	(605,003)
Segment operating income	$416,351	$58,070	$(97,465)	376,956
Unallocated share-based compensation expense				(84,099)
Unallocated amortization expense				(2,692)
Unallocated gains on product line asset sales and business divestiture				100,139
Operating income				390,304
Unallocated interest expense, net				(29,602)
Unallocated other income, net				6,974
Income before income taxes				$367,676
Depreciation expense	$520	$15,224	$116	$15,860

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
Highlights from the quarter and nine months ended June 30, 2022
•Total revenue was $349.0 million during the quarter ended June 30, 2022, a 3% increase from the quarter ended June 30, 2021, and $1.03 billion during the nine months ended June 30, 2022, a 5% increase from the nine months ended June 30, 2021. Excluding our business divestiture in the prior year, revenue increased 7% from the quarter ended June 30, 2021, and 10% from the nine months ended June 30, 2021.
•Total revenue for our Scores segment was $179.4 million during the quarter ended June 30, 2022, a 4% increase from the quarter ended June 30, 2021, and $532.6 million during the nine months ended June 30, 2022, a 10% increase from the nine months ended June 30, 2021.
•Annual Recurring Revenue for our Software segment as of June 30, 2022 was $560.9 million, a 9% increase from June 30, 2021, excluding divestitures.
•Dollar-Based Net Retention Rate for our Software segment was 108% during the quarter ended June 30, 2022, excluding divestitures.
•Operating income was $140.6 million during the quarter ended June 30, 2022, a 28% decrease from the quarter ended June 30, 2021, and $408.3 million during the nine months ended June 30, 2022, a 5% increase from the nine months ended June 30, 2021. Operating income during the quarter and nine months ended June 30, 2021 included gains on product line asset sales and a business divestiture of $92.8 million and $100.1 million, respectively.
•Net income was $93.5 million during the quarter ended June 30, 2022, a 38% decrease from the quarter ended June 30, 2021, and $282.8 million during the nine months ended June 30, 2022, an 8% decrease from the nine months ended June 30, 2021. Net income during the quarter and nine months ended June 30, 2021 included pre-tax gains on product line asset sales and a business divestiture of $92.8 million and $100.1 million, respectively.
•Diluted EPS was $3.61 during the quarter ended June 30, 2022, a 30% decrease from the quarter ended June 30, 2021, and $10.63 during the nine months ended June 30, 2022, a 2% increase from the nine months ended June 30, 2021. Diluted EPS during the quarter and nine months ended June 30, 2021 included pre-tax gains on product line asset sales and a business divestiture of $92.8 million and $100.1 million, or $2.52 and $2.68 after tax, respectively.
•Cash flows from operations were $364.6 million during the nine months ended June 30, 2022, compared with $332.1 million during the nine months ended June 30, 2021.
•Cash and cash equivalents were $155.1 million as of June 30, 2022, compared with $195.4 million as of September 30, 2021.
•Total debt balance was $1.96 billion as of June 30, 2022, compared with $1.26 billion as of September 30, 2021.
•Total share repurchases during the quarter ended June 30, 2022 were $282.4 million, compared with $286.0 million during the quarter ended June 30, 2021, and during the nine months ended June 30, 2022 were $1.04 billion, compared with $541.2 million during the nine months ended June 30, 2021.
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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Total on-premises and SaaS software *	$19.0	$11.6	$56.2	$37.0

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our Collections and Recovery (“C&R”) business. The amounts for the quarter and nine months ended June 30, 2021 excluded these divested product lines and businesses.

Annual Recurring Revenue (“ARR”)
Accounting Standards Codification Topic 606, Revenue from Contacts with Customers, requires us to recognize a significant portion of revenue from our on-premises software subscriptions at the point in time when the software is first made available to the customer, or at the beginning of the subscription term, despite the fact that our contracts typically call for billing these amounts ratably over the life of the subscription. The remaining portion of our on-premises software subscription revenue including maintenance and usage-based fees are recognized over the life of the contract. This point-in-time recognition of a portion of our on-premises software subscription revenue creates significant variability in the revenue recognized period to period based on the timing of the subscription start date and the subscription term. Furthermore, this point-in-time revenue recognition can create a significant difference between the timing of our revenue recognition and the actual customer billing under the contract. We use ARR to measure the underlying performance of our subscription-based contracts and mitigate the impact of this variability. ARR is defined as the annualized revenue run-rate of on-premises and SaaS software agreements within a quarterly reporting period, and as such, is different from the timing and amount of revenue recognized. All components of our software licensing and subscription arrangements that are not expected to recur (primarily perpetual licenses) are excluded. We calculate ARR as the quarterly recurring revenue run-rate multiplied by four.
The following table summarizes our ARR for on-premises and SaaS software at each of the dates presented:

	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
ARR (*)	(In millions)
Platform (**)	$47.7	$55.1	$60.2	$67.7	$75.2	$92.2	$96.7	$108.4
Non-platform	443.6	439.9	437.1	445.9	448.8	454.4	453.6	452.5
Total	$491.3	$495.0	$497.3	$513.6	$524.0	$546.6	$550.3	$560.9

Percentage
Platform	10%	11%	12%	13%	14%	17%	18%	19%
Non-platform	90%	89%	88%	87%	86%	83%	82%	81%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	45%	38%	47%	54%	58%	67%	60%	60%
Non-platform	(2)%	(2)%	(3)%	2%	1%	3%	4%	1%
Total	1%	2%	1%	6%	7%	10%	11%	9%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The amounts and percentages above excluded these divested product lines and businesses at all dates presented.
(**) The FICO platform software is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.

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
The following table summarizes our DBNRR for on-premises and SaaS software for each of the periods presented:

	Quarter Ended
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
DBNRR (*)
Platform	116%	123%	130%	137%	143%	143%	141%	135%
Non-platform	96%	97%	96%	100%	100%	102%	103%	101%
Total	99%	100%	100%	105%	106%	109%	110%	108%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The percentages above excluded these divested product lines and businesses for all periods presented.

RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue are set forth in Note 8 and Note 11 to the accompanying condensed consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021	2022	2021
	(In thousands)				(In thousands)
Scores	$179,355	$172,202	51%	51%	$7,153	4%
Software	169,611	165,982	49%	49%	3,629	2%
Total	$348,966	$338,184	100%	100%	10,782	3%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021	2022	2021
	(In thousands)				(In thousands)
Scores	$532,584	$485,572	52%	49%	$47,012	10%
Software	495,938	496,387	48%	51%	(449)	—%
Total	$1,028,522	$981,959	100%	100%	46,563	5%
Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021
Scores
Scores segment revenues increased $7.2 million due to an increase of $3.2 million in our business-to-business scores revenue and $4.0 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price across several business-to-business offerings and an increase in unsecured credit originations volume, partially offset by a decrease in mortgage originations volume during the quarter ended June 30, 2022. The increase in business-to-consumer revenue was primarily attributable to an increase in royalties derived from scores and subscription services sold indirectly to consumers through credit reporting agencies.
Software

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2022	2021
	(In thousands)		(In thousands)
On-premises and SaaS software	$142,537	$130,230	$12,307	9%
Professional services	27,074	35,752	(8,678)	(24)%
Total	$169,611	$165,982	3,629	2%
Software segment revenues increased $3.6 million due to a $12.3 million increase in our on-premises and SaaS software revenue, partially offset by a $8.7 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in our platform software revenue, partially offset by the C&R business divestiture. The decrease in services revenue was primarily attributable to the C&R business divestiture in June 2021, as well as our strategic shift to emphasize software over services. The total revenue impact from the divestiture was $13.2 million — a $6.0 million decrease from on-premises and SaaS software and a $7.2 million decrease from professional services.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021
Scores
Scores segment revenues increased $47.0 million due to an increase of $21.9 million in our business-to-business scores revenue and $25.1 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price across several business-to-business offerings and an increase in unsecured credit originations volume, partially offset by a decrease in mortgage originations volume during the nine months ended June 30, 2022. The increase in business-to-consumer revenue was attributable to an increase in both royalties derived from scores and subscription services sold indirectly to consumers through credit reporting agencies and direct sales generated from the myFICO.com website.
Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2022	2021
	(In thousands)		(In thousands)
On-premises and SaaS software	$417,963	$382,236	$35,727	9%
Professional services	77,975	114,151	(36,176)	(32)%
Total	$495,938	$496,387	(449)	—%
Software segment revenues decreased $0.4 million due to a $36.2 million decrease in services revenue, partially offset by a $35.7 million increase in our on-premises and SaaS software revenue. The decrease in services revenue was primarily attributable to the C&R business divestiture in June 2021, as well as our strategic shift to emphasize software over services. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in our platform software revenue, partially offset by the C&R business divestiture. The total revenue impact from the divestiture was $45.3 million — a $22.3 million decrease from on-premises and SaaS software and a $23.0 million decrease from professional services.

Operating Expenses and Other Income / Expenses
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2022	2021	2022	2021
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$348,966	$338,184	100%	100%	$10,782	3%
Operating expenses:
Cost of revenues	78,691	82,240	23%	24%	(3,549)	(4)%
Research and development	35,880	45,826	10%	14%	(9,946)	(22)%
Selling, general and administrative	93,248	107,729	27%	32%	(14,481)	(13)%
Amortization of intangible assets	532	810	—%	—%	(278)	(34)%
Gains on product line asset sales and business divestiture	—	(92,805)	—%	(27)%	92,805	(100)%
Total operating expenses	208,351	143,800	60%	43%	64,551	45%
Operating income	140,615	194,384	40%	57%	(53,769)	(28)%
Interest expense, net	(18,721)	(10,018)	(5)%	(2)%	(8,703)	87%
Other income (expense), net	(1,000)	3,526	—%	1%	(4,526)	(128)%
Income before income taxes	120,894	187,892	35%	56%	(66,998)	(36)%
Provision for income taxes	27,394	36,694	8%	11%	(9,300)	(25)%
Net income	$93,500	$151,198	27%	45%	(57,698)	(38)%
Number of employees at quarter end	3,367	3,841			(474)	(12)%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2022	2021	2022	2021
	(In thousands)				(In thousands)
Revenues	$1,028,522	$981,959	100%	100%	$46,563	5%
Operating expenses:
Cost of revenues	219,688	260,101	21%	27%	(40,413)	(16)%
Research and development	111,247	130,089	11%	13%	(18,842)	(14)%
Selling, general and administrative	287,710	298,912	28%	31%	(11,202)	(4)%
Amortization of intangible assets	1,619	2,692	—%	—%	(1,073)	(40)%
Gains on product line asset sales and business divestiture	—	(100,139)	—%	(10)%	100,139	(100)%
Total operating expenses	620,264	591,655	60%	60%	28,609	5%
Operating income	408,258	390,304	40%	40%	17,954	5%
Interest expense, net	(48,127)	(29,602)	(5)%	(4)%	(18,525)	63%
Other income (expense), net	(1,932)	6,974	—%	1%	(8,906)	(128)%
Income before income taxes	358,199	367,676	35%	37%	(9,477)	(3)%
Provision for income taxes	75,357	61,312	8%	6%	14,045	23%
Net income	$282,842	$306,364	27%	31%	(23,522)	(8)%

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
The quarter-over-prior year quarter decrease in cost of revenues of $3.5 million was primarily attributable to a $1.9 million decrease in allocated facilities and infrastructure costs, and a $1.7 million decrease in personnel and labor costs. Both were largely driven by a decrease in our headcount as a result of the divestiture of our C&R business in June 2021, as well as reduced resource requirements associated with decreased services revenue. Cost of revenues as a percentage of revenues decreased to 23% during the quarter ended June 30, 2022 from 24% during the quarter ended June 30, 2021, primarily due to an increase in license revenue recognized at a point in time, increased sales of our higher-margin Scores products and decreased sales of lower-margin professional services.
The year-to-date period over period decrease in cost of revenues of $40.4 million was primarily attributable to a $32.4 million decrease in personnel and labor costs and a $10.3 million decrease in allocated facilities and infrastructure costs, partially offset by a $3.0 million increase in direct materials. The decrease in personnel and labor costs and allocated facilities and infrastructure costs were largely driven by a decrease in our headcount as a result of the divestiture of our C&R business in June 2021, as well as reduced resource requirements associated with decreased services revenue. The increase in direct materials was primarily attributable to an increase in telecommunication cost. Cost of revenues as a percentage of revenues decreased to 21% during the nine months ended June 30, 2022 from 27% during the nine months ended June 30, 2021, primarily due to an increase in license revenue recognized at a point in time, increased sales of our higher-margin Scores products and decreased sales of lower-margin professional services.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.

The quarter-over-prior year quarter decrease in research and development expenses of $9.9 million was primarily attributable to an $8.9 million decrease in personnel and labor costs as a result of decreased headcount and a $0.8 million decrease in third-party cloud computing costs. Research and development expenses as a percentage of revenues decreased to 10% during the quarter ended June 30, 2022 from 14% during the quarter ended June 30, 2021.
The year-to-date period over period decrease in research and development expenses of $18.8 million was primarily attributable to a $13.9 million decrease in personnel and labor costs as a result of decreased headcount and a $2.6 million decrease in third-party cloud computing costs. Research and development expenses as a percentage of revenues decreased to 11% during the nine months ended June 30, 2022 from 13% during the nine months ended June 30, 2021.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter decrease in selling, general and administrative expenses of $14.5 million was primarily attributable to a $20.7 million decrease in personnel and labor costs, partially offset by a $4.4 million increase in marketing costs and a $2.1 million increase in travel costs. The decrease in personnel and labor costs was primarily a result of decreased headcount, decreased fringe benefit costs related to our supplemental retirement and savings plan, lower non-capitalizable commission cost, and lower share-based compensation. The increase in marketing and travel costs was primarily driven by a company-wide marketing event held during the third quarter of fiscal 2022. In addition, travel costs increased as certain COVID-19 related restrictions have been reduced. Selling, general and administrative expenses as a percentage of revenues decreased to 27% during the quarter ended June 30, 2022 from 32% during the quarter ended June 30, 2021.
The year-to-date period over period decrease in selling, general and administrative expenses of $11.2 million was primarily attributable to a $24.1 million decrease in personnel and labor costs, partially offset by a $4.1 million increase in marketing costs, a $3.3 million increase in travel costs, a $2.5 million increase in insurance costs, and a $0.8 million increase in third-party cloud computing costs. The decrease in personnel and labor costs was primarily a result of decreased headcount, decreased fringe benefit costs related to our supplemental retirement and savings plan, and lower non-capitalizable commission cost, partially offset by higher share-based compensation. The increase in marketing and travel costs was primarily driven by a company-wide marketing event held during the third quarter of fiscal 2022. In addition, travel costs increased as certain COVID-19 related restrictions have been reduced. Selling, general and administrative expenses as a percentage of revenues decreased to 28% during the nine months ended June 30, 2022 from 31% during the nine months ended June 30, 2021.
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
Amortization expense was $0.5 million during the quarter ended June 30, 2022 compared to $0.8 million during the quarter ended June 30, 2021.
Amortization expense was $1.6 million during the nine months ended June 30, 2022 compared to $2.7 million during the nine months ended June 30, 2021. The decrease was primarily attributable to certain assets associated with the divestiture of our C&R business in June 2021.
Gains on Product Line Asset Sales and Business Divestiture
The $92.8 million gain on product line asset sales and business divestiture during the quarter ended June 30, 2021 was attributable to the sale of the C&R business in June 2021. The $100.1 million gain during the nine months ended June 30, 2021 also included a $7.3 million gain on the sale of all assets related to our cyber risk score operations in October 2020, and the sale of certain assets related to our Software operations to an affiliated joint venture in China in December 2020.

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
The quarter-over-prior year quarter increase in interest expense of $8.7 million was primarily attributable to a higher average outstanding debt balance during the quarter ended June 30, 2022.
The year-to-date period over period increase in interest expense of $18.5 million was primarily attributable to a higher average outstanding debt balance during the nine months ended June 30, 2022.
Other Income (Expense), Net
Other income (expense), net consists primarily of realized investment gains/losses and unrealized gains/losses on certain investments classified as trading securities, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The quarter-over-prior year quarter change in other income (expense), net of $4.5 million was primarily attributable to net unrealized losses on investments classified as trading securities in our supplemental retirement and savings plan in the current year period compared to gains in the prior year period, partially offset by an increase in foreign currency exchange gains.
The year-to-date period over period change in other income (expense), net of $8.9 million was primarily attributable to net unrealized losses on investments classified as trading securities in our supplemental retirement and savings plan in the current year period compared to gains in the prior year period, partially offset by an increase in foreign currency exchange gains.
Provision for Income Taxes
The effective income tax rate was 22.7% and 19.5% during the quarters ended June 30, 2022 and 2021, respectively, and 21.0% and 16.7% during the nine months ended June 30, 2022 and 2021, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the nine months ended June 30, 2022 and 2021 were both favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2021 has resulted in a decreased net excess tax benefit for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021
	(In thousands)		(In thousands)
Scores	$160,148	$146,784	$13,364	9%
Software	47,563	20,186	27,377	136%
Unallocated corporate expenses	(38,015)	(33,820)	(4,195)	12%
Total segment operating income	169,696	133,150	36,546	27%
Unallocated share-based compensation	(28,549)	(30,761)	2,212	(7)%
Unallocated amortization expense	(532)	(810)	278	(34)%
Unallocated gains on product line asset sales and business divestiture	—	92,805	(92,805)	—%
Operating income	$140,615	$194,384	(53,769)	(28)%

	Scores				Software
	Quarter Ended June 30,		Percentage of Revenues		Quarter Ended June 30,		Percentage of Revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)				(In thousands)
Segment revenues	$179,355	$172,202	100%	100%	$169,611	$165,982	100%	100%
Segment operating expense	(19,207)	(25,418)	(11)%	(15)%	(122,048)	(145,796)	(72)%	(88)%
Segment operating income	$160,148	$146,784	89%	85%	$47,563	$20,186	28%	12%
The quarter-over-prior year quarter $53.8 million decrease in operating income was primarily attributable to a $92.8 million gain on business divestiture during the quarter ended June 30, 2021 and a $4.2 million increase in corporate expenses, partially offset by a $30.0 million decrease in segment operating expenses, a $10.7 million increase in segment revenues, and a $2.2 million decrease in share-based compensation cost.
At the segment level, the quarter-over-prior year quarter $36.5 million increase in segment operating income was the result of a $27.4 million increase in our Software segment operating income and a $13.3 million increase in our Scores segment operating income, partially offset by a $4.2 million increase in corporate expenses.
The quarter-over-prior year quarter $13.3 million increase in Scores segment operating income was due to a $7.1 million increase in segment revenue and a $6.2 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 89% from 85%.
The quarter-over-prior year quarter $27.4 million increase in Software segment operating income was due to a $23.8 million decrease in segment operating expenses and a $3.6 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Software increased to 28% from 12%, primarily attributable to the divestiture of our lower-margin C&R business, an increase in higher-margin license revenue recognized at a point in time, and a decrease in sales of our lower-margin professional services.

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021
	(In thousands)		(In thousands)
Scores	$470,367	$416,351	$54,016	13%
Software	135,356	58,070	77,286	133%
Unallocated corporate expenses	(109,483)	(97,465)	(12,018)	12%
Total segment operating income	496,240	376,956	119,284	32%
Unallocated share-based compensation	(86,363)	(84,099)	(2,264)	3%
Unallocated amortization expense	(1,619)	(2,692)	1,073	(40)%
Unallocated gains on product line asset sales and business divestiture	—	100,139	(100,139)	(100)%
Operating income	$408,258	$390,304	17,954	5%

	Scores				Software
	Nine Months Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)				(In thousands)
Segment revenues	$532,584	$485,572	100%	100%	$495,938	$496,387	100%	100%
Segment operating expense	(62,217)	(69,221)	(12)%	(14)%	(360,582)	(438,317)	(73)%	(88)%
Segment operating income	$470,367	$416,351	88%	86%	$135,356	$58,070	27%	12%
The year-to-date period over period increase of $18.0 million in operating income was primarily attributable to an $84.7 million decrease in segment operating expenses and a $46.6 million increase in segment revenues, partially offset by $100.1 million in gains on product line asset sales and a business divestiture during the nine months ended June 30, 2021, a $12.0 million increase in corporate expenses, and a $2.3 million increase in share-based compensation cost.
At the segment level, the year-to-date period over period increase of $119.3 million in segment operating income was the result of a $77.3 million increase in our Software segment operating income and a $54.0 million increase in our Scores segment operating income, partially offset by a $12.0 million increase in corporate expenses.
The year-to-date period over period $54.0 million increase in Scores segment operating income was attributable to a $47.0 million increase in segment revenue and a $7.0 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 88% from 86%.
The year-to-date period over period $77.3 million increase in Software segment operating income was due to a $77.7 million decrease in segment operating expenses, partially offset by a $0.4 million decrease in segment revenue. Segment operating income as a percentage of segment revenue for Software increased to 27% from 12%, primarily attributable to the divestiture of our lower-margin C&R business, an increase in higher-margin license revenue recognized at a point in time, and a decrease in sales of our lower-margin professional services.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2022, we had $155.1 million in cash and cash equivalents, which included $118.2 million held by our foreign subsidiaries. Our cash position could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current business plan and revenue prospects, we believe our cash and cash equivalents balances, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements as well as the $15.0 million principal payments on our term loan over the next twelve months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. Our undistributed earnings outside the U.S. are deemed to be permanently reinvested in foreign jurisdictions. We currently do not foresee a need to repatriate cash and cash equivalents held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue for state income or foreign withholding taxes on the distributed foreign earnings, which we expect to be immaterial.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2022	2021
	(In thousands)
Cash provided by (used in):
Operating activities	$364,624	$332,062	$32,562
Investing activities	(4,422)	137,599	(142,021)
Financing activities	(390,256)	(394,572)	4,316
Effect of exchange rate changes on cash	(10,238)	5,129	(15,367)
Increase (decrease) in cash and cash equivalents	$(40,292)	$80,218	(120,510)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $364.6 million during the nine months ended June 30, 2022 from $332.1 million during the nine months ended June 30, 2021. The $32.6 million increase was attributable to a $124.3 million increase in non-cash items, including a $100.1 million gain on product line asset sales and business divestiture during the nine months ended June 30, 2021, partially offset by a $68.2 million decrease that resulted from timing of receipts and payments in our ordinary course of business and a $23.5 million decrease in net income.
Cash Flows from Investing Activities
Net cash used in investing activities was $4.4 million for the nine months ended June 30, 2022 as compared to net cash provided of $137.6 million for the nine months ended June 30, 2021. The $142.0 million change was primarily attributable to $146.4 million cash proceeds from the product line asset sales and business divestiture during the nine months ended June 30, 2021.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $390.3 million for the nine months ended June 30, 2022 from $394.6 million for the nine months ended June 30, 2021. The $4.3 million decrease was primarily attributable to a $550.0 million increase in proceeds from the issuance of senior notes and a $39.7 million decrease in taxes paid related to net share settlement of equity awards, partially offset by a $506.8 million increase in repurchases of common stock and a $66.5 million increase in payments, net of proceeds, on our revolving line of credit.

Repurchases of Common Stock
In January 2022, our Board of Directors approved a new stock repurchase program following the completion of our previous program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Pursuant to our previously-authorized stock repurchase programs and the January 2022 program, we repurchased approximately 735,000 shares and 2,558,000 shares of our common stock at a total repurchase price of $282.4 million and $1.04 billion during the quarter and nine months ended June 30, 2022, respectively. As of June 30, 2022, we had $118.8 million remaining under the January 2022 program.
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
As of June 30, 2022, we had $380.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 2.974%, and $292.5 million in outstanding balance of the term loan at an interest rate of 2.684%, of which $542.5 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of June 30, 2022.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of June 30, 2022, the carrying value of the Senior Notes was $1.30 billion and we were in compliance with all financial covenants under these obligations, and do not believe we are at material risk of not meeting these covenants due to the COVID-19 pandemic.

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
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606, Revenue from Contacts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. Early adoption is permitted. We do not believe that adoption of ASU 2021-08 will have a significant impact on our consolidated financial statements.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2022 and September 30, 2021:

	June 30, 2022			September 30, 2021
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$155,062	$155,062	0.67%	$195,354	$195,354	0.04%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	388,000	400,000	453,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	801,000	350,000	357,000
Total	$1,300,000	$1,189,000	$750,000	$810,000

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $15.0 million and $9.0 million at June 30, 2022 and September 30, 2021, respectively.
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest on amounts borrowed under the credit facility is based on (i) a base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of June 30, 2022, we had $380.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 2.974% and $292.5 million in outstanding balance of the term loan at an interest rate of 2.684%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2022 and September 30, 2021:

	June 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	15,800	$16,372	$—
Buy foreign currency:
British pound (GBP)	GBP	8,100	$9,800	$—
Singapore dollar (SGD)	SGD	4,315	$3,100	$—

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	$—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	$—
Singapore dollar (SGD)	SGD	6,650	$4,900	$—
The foreign currency forward contracts were entered into on June 30, 2022 and September 30, 2021, respectively; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

While the rate of account growth in the U.S. banking industry has been slow and many of our large institutional customers have consolidated in recent years, we have generated most of our revenue growth in the banking industry by selling and cross-selling our products and services to large banks and other credit issuers. As the banking industry continues to experience contraction in the number of participating institutions, we may have fewer opportunities for revenue growth due to reduced or changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry contraction could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis as formerly separate customers combine their operations under one contract. There can be no assurance that we will be able to prevent future revenue contraction or effectively promote future revenue growth in our businesses.

While we are attempting to expand our sales into international markets, the risks are greater as these markets are also experiencing substantial disruption and we are less well-known in them.

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

Malicious third parties may also conduct attacks designed to temporarily deny customers, distributors and vendors access to our systems and services. Cybersecurity breaches experienced by our vendors, by our distributors, by our customers, by companies that we acquire, or by us may trigger governmental notice requirements and public disclosures, which may lead to widespread negative publicity. Any such cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results. In addition, the COVID-19 pandemic may cause increased cybersecurity risk, as cybercriminals attempt to capitalize from the disruption, including remote working arrangements. Further, the military conflict between Russia and Ukraine could result in cyberattacks that could directly or indirectly impact us, including retaliatory acts of cyberwarfare from Russia against U.S. companies, or the potential proliferation of malware from the conflict into systems unrelated to the conflict.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2022 through April 30, 2022	76,570	$418.41	75,000	$368,768,515
May 1, 2022 through May 31, 2022	456,755	$371.82	456,700	$198,960,256
June 1, 2022 through June 30, 2022	204,493	$399.73	203,212	$118,768,694
	737,818	$384.39	734,912	$118,768,694

(1)Includes 2,906 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2022.
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

FAIR ISAAC CORPORATION

DATE:	August 3, 2022

		By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	August 3, 2022

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)