Form 10-K
period 2022-09-30
FAIR ISAAC CORP
filed 2022-11-09
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 2022

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
As of March 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,599,184,596 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 28, 2022 was 24,975,618 (excluding 63,881,165 shares held by the Company as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, share repurchases, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations or strategic divestitures; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products and services, their characteristics, performance, sales potential or effect in use by customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I
Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in nearly 120 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure in the U.S. of consumer credit risk — empowering them to increase financial literacy and manage their financial health. More information about us can be found on our website, www.fico.com. We make our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the U.S. Securities and Exchange Commission (“SEC”). References to our website address in this report do not constitute an incorporation by reference. Information on our website is not part of this report.

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
The FICO® Resilience Index offering is designed to complement FICO® Score models by identifying those consumers who are more resilient to economic stress relative to other consumers within the same FICO Score bands. The FICO Resilience Index is designed to enable lenders to continue to lend and better manage risk by providing a more precise assessment of loan default risk during periods of economic stress.
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
FICO provides software solutions to business customers in more than 120 countries around the world. Our software can be deployed in the cloud utilizing third-party cloud services, or on-premises using our customers’ IT infrastructure. We typically sell our software as multi-year subscriptions, with payments based on usage metrics such as the number of accounts, transactions or decisioning use cases deployed, often subject to contracted minimum payments.
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
Our goal is to move substantially all of FICO’s current software products onto FICO® Platform. For example, FICO’s industry leading rules-based decisioning engine, FICO® Blaze Advisor® decision rules management system, is now available on FICO Platform as FICO® Decision Modeler. In addition, some FICO pre-configured solutions are now available on FICO Platform. We believe this strategy of moving our software products to FICO Platform will result in revenue growth through follow-on “land and expand” sales to existing Platform customers and more sales to medium-sized businesses typically served through value-added resellers and systems integrators.
Our annual recurring revenue (“ARR”) from FICO® Platform based products was $114.2 million as of September 30, 2022, representing 20% of our total software ARR.

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
•FICO® Data Orchestrator is a data retrieval and mapping solution that can access, gather, and transform data from corporate or public facing information services. FICO Data Orchestrator runs on FICO® Platform.
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

Pre-Configured Solutions
FICO's pre-configured solutions optimize customer interactions in real-time, driving greater customer engagement and improving business results. They enable acquisition and growth marketing, account activation and management, omni-channel communication, risk assessment, fraud detection and prevention, and financial crime compliance. Key FICO solutions offered today include:
•FICO® Fraud and Financial Crimes Solutions help our clients detect and prevent transactional financial fraud and violations of global financial compliance regulations. Our solutions analyze activities such as credit card transactions and account openings to generate real time recommendations for immediate action. These defenses are critical to identifying and mitigating identity fraud, payments fraud and money laundering. Our models that identify transaction fraud are continually improved using a proprietary, global data set of transaction data contributed by more than 9,000 institutions that participate in the FICO® Falcon® Intelligence Network. We plan to offer most of our Fraud capabilities on FICO Platform.
•FICO® Originations Solution is an application-to-decision credit originations solution. It enables banks, credit unions, finance companies, online lenders, auto lenders, and other companies to automate and improve the processing of requests for credit. Our Originations Solution increases the speed, consistency and efficiency with which requests are handled, reducing losses, and increasing approval rates through the application of sophisticated policies and analytics that assess applicant risk and reduce the need for manual review by underwriters. We plan to offer most of our Originations capabilities on FICO Platform.
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
•FICO® Implementation Services. We often sell software implementation and configuration services in conjunction with our on-premise and SaaS subscriptions, and our perpetual license sales. The FICO implementation services team leverages their deep expertise in our products and their extensive industry-specific knowledge to help our customers implement and configure FICO software rapidly and effectively.
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

MARKETS AND CUSTOMERS

Our scores and software products and services serve clients in multiple industries, including banking, insurance, retail, healthcare and public agencies. End users of our products include 92 of the 100 largest financial institutions in the U.S., and three-quarters of the largest 100 banks in the world. Our clients also include more than 600 insurers, including eight of the top ten U.S. property and casualty insurers; more than 300 retailers and general merchandisers; and more than 200 government or public agencies. Seven of the top ten companies on the 2022 Fortune 500 list use one or more of our solutions. In addition, our consumer solutions are marketed to an estimated 200 million U.S. consumers whose credit relationships are reported to the three major U.S. consumer reporting agencies.
The majority of our scores are marketed and sold through consumer reporting agencies. During fiscal 2022, 2021 and 2020, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 39%, 38% and 33% of our total revenues, respectively. We also sell our scores and credit monitoring directly to consumers through our myFICO.com on-line subscription offerings. Outside of the U.S., we sell our scores through consumer reporting agencies, other third-party distributors, and in some cases directly to large end-users.
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
Our largest market segment is financial services, representing 90% of our total revenue in 2022. Our largest geographic market is the Americas, representing 82% of our total revenue in 2022.

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
•providers of account workflow management software;
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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. We currently hold 188 U.S. and 20 foreign patents, with 83 applications pending.
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
GOVERNMENTAL REGULATION
We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business. Laws and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision or enforcement and future lawsuits arising from our products and services. Laws and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Laws and regulations that may affect our business and our current and prospective customers’ activities include, but are not limited to, those summarized below.
Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, data privacy, and data security laws and regulations that may relate to our business or the business of our customers or affect the demand for our products and services. For example, the General Data Protection Regulation (the “GDPR”) in the United Kingdom (“U.K.”) and the European Union (“E.U.”) imposes, among other things, strict obligations and restrictions on the collection and use of U.K. and E.U. personal data, a requirement for prompt notice of data breaches in certain circumstances, a requirement for implementation of certain approved safeguards for transfers of personal data to third countries, and possible substantial fines for any violations. The E.U. and the U.K each have issued new standard contractual clauses (“SCCs”) as an approved safeguard for cross-border transfer of E.U. and U.K. personal data along with guidance imposing further obligations on controllers and processors that rely on SCCs for such transfers, including carrying out an appropriate data transfer impact assessment to evaluate whether adequate protection will be afforded to the data in the destination country. Our implementation of the new SCCs for affected data flows, which may involve interpretive issues and may have an adverse impact on cross-border transfers of personal data, may subject us or our customers to additional scrutiny from E.U. and U.K. regulators or may increase our costs of compliance associated with performing any necessary assessments, engaging in contract negotiations with third parties, and/or (if appropriate) localizing certain data processing activities. Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy and data security laws.
The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security regulatory actions. Other U.S. states have considered and/or enacted similar privacy laws. For example, Virginia, Utah, Connecticut, and Colorado have passed new consumer privacy laws that become effective in 2023.
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
The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” We function as a business associate for certain of our customers that are HIPAA-covered entities and service providers and, in that context, we are regulated as a business associate for the purposes of HIPAA.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) with respect to the offering of consumer financial products and services and provides the Consumer Financial Protection Bureau (the “CFPB”) with enforcement authority to enforce those provisions as well as certain enumerated federal consumer financial laws. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to a covered financial institution offering consumer financial products and services. Further, the CFPB has authority to issues rules designating non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. In addition, the regulators of some of our largest financial institution customers may require them to exercise greater oversight and perform more rigorous audits of their key service providers such as us.

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
There has been an increased focus on laws and regulations related to our business and the business of our customers, including by the current U.S. presidential administration, the U.S. Congress, and U.S. regulators, such as the CFPB, relating to policy concerns regarding the operation of consumer reporting agencies, the use and accuracy of credit data, the use of credit scores, algorithm accountability and transparency, and fair lending. The European Commission has also released draft proposed regulations (i.e., the EU AI Act) that would establish requirements for the provision and use of products that leverage artificial intelligence, machine learning, and similar analytic and statistical modeling technologies, including credit scoring. The EU AI Act is expected to be finalized in 2024 or 2025.
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
•Fair lending laws (e.g., the Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act) and laws and regulations that may impose requirements relating to algorithmic fairness or accountability.
•The Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; cyber incident notice requirements for banks and their service providers under rules and regulations issued by federal banking regulators; and identity theft, file freezing, and similar state privacy laws.
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
•Laws and regulations applicable to our customer communication clients and their use of our products and services (e.g., the Telemarketing Sales Rule, the Telephone Consumer Protection Act, the CAN-SPAM Act, the Fair Debt Collection Practices Act, and regulations promulgated thereunder, and similar state laws and similar laws in other countries).
•Laws and regulations applicable to our insurance clients and their use of our insurance products and services.
•The application or extension of consumer protection laws, including implementing regulations (e.g., the Consumer Financial Protection Act, the Truth In Lending Act and Regulation Z, the Fair Debt Collection Practices Act and Regulation F, the Servicemembers Civil Relief Act, and the Military Lending Act, and similar state consumer protection laws).
•Laws and regulations governing the use of the Internet and social media, telemarketing, advertising, endorsements and testimonials.
•Anti-money laundering laws and regulations (e.g., the Bank Secrecy Act and the USA PATRIOT Act).
•Laws and regulations restricting transactions with sanctioned parties and regarding export controls as they apply to FICO products delivered in non-U.S. countries or to foreign nationals (e.g., Office of Foreign Asset Control sanctions and Export Administration Regulations).
•Financial regulatory standards (e.g., Sarbanes-Oxley Act requirements to maintain and verify internal process controls, including controls for material event awareness and notification).
•Regulatory requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors).
We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices acts and various employment laws.
HUMAN CAPITAL RESOURCES
Our People
As of September 30, 2022, we employed 3,404 persons across 29 countries. Of these, our largest representation includes 1,247 (37%) based in the United States, 1,206 (35%) based in India and 263 (8%) based in the United Kingdom. Other than to the extent mandated by applicable law in certain foreign jurisdictions, none of our employees are covered by a collective bargaining agreement, and no work stoppages were experienced during fiscal 2022.
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

Employee Engagement
For much of the past decade, we have conducted quarterly workforce surveys to measure employee engagement and gain feedback and insights from our people about ways to improve the employee experience and the effectiveness of our business operations. Detailed findings from these surveys are promptly communicated to all employees, individual work teams, the executive team and our Board and the findings are leveraged to drive positive organizational change. We involve designated employee “ambassadors” who work with senior leaders to explore findings, identify high value actions and amplify messaging to help our people understand how survey participation can connect to positive change.

Examples of organizational changes that have been driven by the insights from these surveys include investments in expanded workforce capacity, targeted recruiting of under-represented groups, broadened and more frequent company-wide communications, expanded employee stock ownership, expanded benefit programs including paid parental leave and well-being programs, enhanced incentive plan funding and expanded investments in professional development and culture-based initiatives to promote inclusiveness and belonging.

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
Building on this foundation, we sponsor and provide dedicated funding to multiple employee resource groups (“ERGs”) that help support our goals of workforce engagement and a strong sense of inclusion and belonging. FICO ERGs focus on women, race/ethnicity, LGBTQ+ and community support groups. Our FICO Cares ERG encourages our people to connect with and contribute to their community. We encourage employees to participate in volunteer activities by providing work schedule flexibility and paid Community Volunteer Leave. We also encourage and match employee cash donations to qualified charitable organizations through our Corporate Matching Gift Program.
As one strategy to accelerate progress in expanding workforce diversity, we engage in targeted campus recruiting efforts. In the United States, we maintained and expanded our partnership with the Management Leadership for Tomorrow (MLT.org) organization, which helped us connect with Black, Latinx and Native American college students for summer internships followed by offers of full-time employment upon graduation.
Additional information on our diversity programs and efforts are available on the Corporate Responsibility page of our website at www.fico.com/en/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Talent Recruitment
We leverage our organizational culture as a competitive advantage in our efforts to attract talent from the broadest possible pool. We deploy structured selection practices to ensure strong alignment between candidate qualifications and knowledge and skills needed for success in each role, while avoiding unconscious biases through hiring manager education and use of decision tools.

Professional Development
To support professional development, we offer a structured onboarding program with training specific to a variety of identified career paths to help new employees become rapidly engaged and productive. We have invested in building the FICO Integrated Learning Organization (“ILO”), which is led by our Chief Learning Officer. The ILO develops customized learning content for colleagues, clients and partners around the world. We deliver high quality, targeted new hire onboarding, technology and product skill training, compliance and management and leadership education through this “FICO Learning” platform. This allows our employees to obtain the knowledge and skills to effectively perform in their current roles, while also preparing them for new opportunities. We also offer financial support for degreed or certificated programs through a tuition reimbursement program.

Compensation and Benefit Programs

We regularly participate in market-based compensation surveys, seek the advice of outside experts and leverage new hire and unplanned attrition trend data to ensure that our base pay and incentive structures are competitive. We create a strong sense of shared purpose by having our CEO and each member of our executive leadership team participate in the same annual cash incentive bonus plan, as all non-sales employees across our organization.
Over the course of the past decade, we’ve steadily and significantly expanded participation in our annual performance-based equity program from 7% to nearly 25% of our workforce. In addition, three years ago, we adopted an Employee Stock Purchase Plan for eligible employees designed to promote even broader equity participation.
We offer competitive health and welfare benefit plans with significant company subsidies to offset premiums, retirement plans with a competitive company match to encourage participation and flexible paid-time-off programs including vacation, sick time and disability time. We have paid Maternity and Parental Leave benefits totaling up to 12 weeks, and we have adopted a Well-Being Program designed to provide broad-based physical and mental health education and personal health coaching, as well as quarterly cash Wellness Awards designed to help employees fund wellness-related purchases which they find most valuable.

Health and Safety
We are committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety. All employees and contractors are required to comply with established safety policies, standards and procedures.
As the COVID-19 pandemic persists, our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. We have implemented a post-pandemic “Remote Work Policy” permitting our people in countries other than India to elect to work primarily from home on an ongoing basis with the vast majority electing to do so. For our offices in India, we have adopted a “hybrid” approach under which employees may elect to work from home up to two days per week and have flexibility to adjust office attendance hours to best manage commuting challenges. We have also substantially reduced employee travel to only essential business needs in favor of ongoing video-based meetings.

Item 1A. Risk Factors

Business, Market and Strategy Risks
We may not be successful in executing the business strategy for our Software segment, which could cause our growth prospects and results of operations to suffer.
We have increasingly focused our Software segment’s business strategy on investing significant development resources to enable substantially all of our software to run on FICO® Platform, our modular software offering designed to enable advanced analytics and decisioning use cases. This business strategy is designed to enable us to increase our business by selling multiple connectable and extensible products to clients, as well as to enable the development of custom client solutions and to allow our clients to more easily expand their usage and the use cases they enable over time. The market may be unreceptive to our general business approach, including being unreceptive to our cloud-based offerings, unreceptive to purchasing multiple products from us, or unreceptive to our customized solutions. As we continue to pursue this business strategy, we may experience volatility in our Software segment’s revenues and operating results caused by various factors, including differences in revenue recognition treatment between our cloud-based offerings and on-premises software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales and delivery methods. If this business strategy is not successful, we may not be able to grow our Software segment’s business, growth may occur more slowly than we anticipate, or revenues and profits may decline.

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
Our growth and the success of our business strategy depend upon our ability to develop and sell new products or suites of products, including the development and sale of our cloud-based product offerings. If we are unable to develop new products, or if we are not successful in introducing new products, we may not be able to grow our business or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data, and adapting to particular software operating environments and certain client or other systems. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.
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
During fiscal 2022, 90% of our revenues were derived from sales of products and services to the banking industry. Periods of global economic uncertainty experienced in the past have produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for future stress and disruptions, including in connection with the conflict between Russia and Ukraine, rising inflation and rising interest rates, presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our products and services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
While the rate of account growth in the U.S. banking industry has been slow and many of our large institutional customers have consolidated in recent years, we have generated most of our revenue growth in the banking industry by selling and cross-selling our products and services to large banks and other credit issuers. If the banking industry continues to experience contraction in the number of participating institutions, we may have fewer opportunities for revenue growth due to reduced or changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry contraction could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis as formerly separate customers combine their operations under one contract. There can be no assurance that we will be able to prevent future revenue contraction or effectively promote future revenue growth in our businesses.
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
Most of our customers are relatively large enterprises, such as banks, credit card issuers, insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. As a result, many of our customers and potential customers are significantly larger than we are and may have sufficient bargaining power to demand reduced prices and favorable nonstandard terms.
In addition, the U.S. and other key international economies are experiencing and have experienced in the past downturns in which economic activity was impacted by falling demand for a variety of goods and services, increased volatility of interest rates, elevated rates of inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Such disruption could result in a decline in the sales of new products to our customers and the volume of transactions that we execute for existing customers.
We also derive a substantial portion of our Scores segment revenues and operating income from our contracts with the three major consumer reporting agencies in the U.S., Experian, TransUnion and Equifax, and other parties that distribute our products to certain markets. The loss of or a significant change in a relationship with one of the three consumer reporting agencies with respect to their distribution of our products or with respect to our myFICO® offerings, the loss of or a significant change in a relationship with a major customer, the loss of or a significant change in a relationship with a significant third-party distributor (including payment card processors), or the loss of or delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.
The duration of the negative effects of the COVID-19 pandemic, and the extent to which they will impact our future revenues, results of operations and overall financial performance, remain uncertain.
The COVID-19 pandemic has adversely affected the global economy, leading to reduced consumer spending and lending activities and disruptions and volatility in the global capital markets. COVID-19 has caused shutdowns to businesses and cities worldwide and has disrupted supply chains, business operations, travel, and consumer confidence.

The situation surrounding the COVID-19 pandemic continues to evolve and its effects remain unknown. Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. The COVID-19 pandemic may affect the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to change product selections or term commitments, delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations and overall financial performance.
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
We expect our future growth to depend, in part, on the sale of products and service solutions in industries and markets we do not currently serve. We also expect to grow our business by delivering our solutions through additional distribution channels. If we fail to penetrate these industries and markets to the degree we anticipate, or if we fail to develop additional distribution channels, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.

We are subject to significant competition in the markets in which we operate, and our products and pricing strategies, and those of our competitors, could decrease our product sales and market share.
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
Many of our existing and anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. For example, Experian, TransUnion and Equifax have formed an alliance that is selling a credit scoring product competitive with our products. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.
Our competitors may be able to sell existing or new products competitive to ours at lower prices individually or as part of integrated suites of several related products. This ability may cause our customers to purchase products that directly compete with our products from our competitors, which could decrease our product sales and market share. Price reductions by our competitors could pressure us to reduce our product prices in a manner that negatively impacts our margins and could also harm our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms.

We rely on relationships with third parties for marketing, distribution and certain services. If we experience difficulties in these relationships, including competition from these third parties, our future revenues may be adversely affected.
Many of our products are sold by distributors or partners, and we intend to continue to market and distribute our products through these existing and future distributor and partner relationships. Our Scores segment relies on, among others, Experian, TransUnion and Equifax. Failure of our existing and future distributors to generate significant revenues or otherwise perform their expected services or functions, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances, could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, Experian, TransUnion and Equifax have developed a credit scoring product to compete directly with our products and are actively selling the product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.

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
As part of our strategy, we continuously evaluate our portfolio of businesses. As a result of these reviews, we have made decisions to divest certain products and lines of business, and we may do so again in the future. These divestitures involve risks, including:
•disruption of our operations or businesses;
•reductions of our revenues or earnings per share;
•difficulties in the separation of operations, services, products and personnel;
•failure to effectively transfer liabilities, contracts, facilities and employees to a purchaser;
•divestiture terms that contain potential future purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately;
•diversion of management's attention from our other businesses;
•the potential loss of key personnel;

•adverse effects on relationships with our customers, suppliers or their businesses;
•the erosion of employee morale or customer confidence; and
•the retention of contingent liabilities and the possibility that we will become subject to third-party claims related to the divested business.
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
We have acquired, and may in the future acquire, companies, businesses, products, services and technologies. Acquisitions involve significant risks and uncertainties, including:
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
Because our business requires the storage, transmission and utilization of sensitive consumer and customer information, we will continue to routinely be the target of attempted cybersecurity and other security threats by technically sophisticated and well-resourced outside third parties, among others, attempting to access or steal the data we store. Many of our products are provided by us through the Internet. We may be exposed to additional cybersecurity threats as we migrate our software solutions and data from our legacy systems to cloud-based solutions. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These threats include phishing attacks on our email systems and other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. As a software and technology vendor, we may incorporate or distribute software or other materials from third parties. Attacks or other threats to our supply chain for such software and materials may render us unable to provide assurances of the origin of such software and materials, and could put us at risk of distributing software or other materials that may cause harm to ourselves, our customers or other third parties.
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

Malicious third parties may also conduct attacks designed to temporarily deny customers, distributors and vendors access to our systems and services. Cybersecurity breaches experienced by our vendors, by our distributors, by our customers, by companies that we acquire, or by us may trigger governmental notice requirements and public disclosures, which may lead to widespread negative publicity. Any such cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results. In addition, the military conflict between Russia and Ukraine could result in cyberattacks that could directly or indirectly impact us, including retaliatory acts of cyberwarfare from Russia against U.S. companies, or the potential proliferation of malware from the conflict into systems unrelated to the conflict.

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business and financial condition.
Our ability to provide reliable products and services to our customers depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and increasingly those of our external service providers. Any disruption of or interference with our use of data centers, information technology or communication systems of our external service providers would adversely affect our operations and our business. As we continue to grow our SaaS business, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third-party environments or service providers, fires, floods, earthquakes, pandemics, war, terrorist acts or civil unrest, power losses, equipment failures, supply chain disruptions, computer viruses, denial-of-service or other cybersecurity attacks, employee or insider malfeasance, human error and other events beyond our control. Any steps that we or our external service providers have taken to prevent or reduce disruption may not be sufficient to prevent an interruption of services and disaster recovery planning may not account for all eventualities.
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

The failure to recruit and retain qualified personnel could hinder our ability to successfully manage our business.
Our business strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The complexity of our products requires highly trained personnel for research and development and to assist customers with product installation, deployment, maintenance and support. The labor market for these individuals is very competitive due to the limited number of people available with the necessary technical skills and understanding and may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This could impair our ability to recruit and retain personnel. We have experienced difficulty in recruiting qualified personnel, especially technical, sales and consulting personnel, and we may need additional staff to support new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S., and from the U.S. and other countries to work abroad. Limitations imposed by immigration laws in the U.S. and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative forms of compensation for this purpose.
The working arrangements for our employees differ from the arrangements before the pandemic. For example, we have implemented a Remote Work Policy and a Hybrid Work Location Policy, which are applicable depending on the location and position of the employee. Should productivity decline or our employees’ ability to collaborate fall as a result of our Remote Work Policy, or if employees are unsatisfied with our Hybrid Work Location Policy and leave our company, our business could suffer.

The failure to obtain certain forms of model construction data from our customers or others could harm our business.
Our business requires that we develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update some of our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business partners provide us with the data we require to analyze transactions, report results and build new models. Our business strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business partners, or if they decline to provide such data due to privacy, security, competitive concerns, regulatory concerns, or prohibitions or a lack of permission from their customers or partners, we could lose access to required data and our products. If this were to happen, our development of new products, might become less effective. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure, transfer or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. Third parties have asserted copyright and other intellectual property interests in these data, and these assertions, if successful, could prevent us from using these data. We may not be successful in maintaining our relationships with these external data source providers or in continuing to obtain data from them on acceptable terms or at all. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

Legal, Regulatory and Compliance Risks
Laws and regulations in the U.S. and abroad that apply to us and/or to our customers may expose us to liability, cause us to incur significant expense, affect our ability to compete in certain markets, limit the profitability of or demand for our products, or render our products obsolete. If these laws and regulations require us to change our products and services, it could adversely affect our business and results of operations. New legislation or regulations, or changes to existing laws and regulations, may also negatively impact our business and increase our costs of doing business.

Laws and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision and future lawsuits arising from our products and services. Laws and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Laws and regulations that may affect our business and/or our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:
•Privacy and security laws and regulations that limit the use and disclosure, require security procedures, or otherwise apply to the collection, processing, storage, use and transfer of personal data of individuals (e.g., the U.S. Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act; identity theft, file freezing, security breach notification and similar state privacy laws; and the data protection laws of other countries such as the General Data Protection Regulation (the “GDPR”) in the European Union (“E.U.”) and the United Kingdom’s (“U.K.”));
•Laws and regulations relating to the privacy, security and transmission of protected health information of individuals, including the Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations;
•Financial regulatory reform stemming from the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the many regulations mandated by that Act, including regulations issued by, and the supervisory and investigative authority of, the Consumer Financial Protection Bureau (“CFPB”) with respect to enumerated federal consumer financial laws and unfair, deceptive, or abusive acts or practices (“UDAAP”);
•The application or extension of consumer protection laws, including implementing regulations (e.g., the Consumer Financial Protection Act, the Federal Trade Commission Act, the Truth In Lending Act and Regulation Z, the Fair Debt Collection Practices Act and Regulation F, the Servicemembers Civil Relief Act, the Military Lending Act, and the Credit Repair Organizations Act, and similar state consumer protection laws);
•Use of data by creditors and consumer reporting agencies (e.g., the U.S. Fair Credit Reporting Act and similar state laws);
•Special requirements that may apply when we provide products or services directly or indirectly to U.S. federal, state and local government agencies (e.g., the Privacy Act of 1974, the Internal Revenue Service’s Publication 4812, and the Federal Acquisition Regulation);
•Laws and regulations that limit the use of credit scoring models (e.g., state “mortgage trigger” or “inquiries” laws, state insurance restrictions on the use of credit-based insurance scores, and the E.U. Consumer Credit Directive);
•Fair lending laws (e.g., the Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act) and laws and regulations that may impose requirements relating to algorithmic fairness or accountability;

•The Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; and cyber incident notice requirements for banks and their service providers under rules and regulations issued by federal banking regulators;
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
•Laws and regulations applicable to our customer communication clients and their use of our products and services (e.g., the Telemarketing Sales Rule, Telephone Consumer Protection Act, the CAN-SPAM Act, the Fair Debt Collection Practices Act, and regulations promulgated thereunder, and similar state laws and similar laws in other countries);
•Laws and regulations applicable to our insurance clients and their use of our insurance products and services;
•Laws and regulations governing the use of the Internet and social media, telemarketing, advertising, endorsements and testimonials;
•Anti-money laundering laws and regulations (e.g., the Bank Secrecy Act and the USA PATRIOT Act);
•Laws and regulations restricting transactions with sanctioned parties and regarding export controls as they apply to FICO products delivered in non-U.S. countries or to foreign nationals (e.g., Office of Foreign Asset Control sanctions and Export Administration Regulations);
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
Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, data privacy, and data security laws and regulations that may relate to our business or the business of our customers or affect the demand for our products and services. For example, the GDPR in the E.U. and the U.K. imposes strict obligations and restrictions on the collection and use of E.U. and U.K. personal data, and requires the implementation of certain approved safeguards for any cross-border transfers of such data. The E.U. and the U.K. each have issued new standard contractual clauses (“SCCs”) as an approved safeguard for the transfer of E.U. and U.K. personal data along with guidance imposing further obligations on controllers and processors that rely on SCCs for such cross-border transfers, including carrying out an appropriate data transfer impact assessment to evaluate whether adequate protection will be afforded to the data in the destination country. Our implementation of the new SCCs for affected data flows may involve additional compliance costs associated with performing any necessary assessments, engaging in contract negotiations with third parties, and/or (if appropriate) localizing certain data processing activities. Furthermore, such data transfer restrictions may have an adverse impact on cross-border transfers of personal data within our business and may subject us to additional scrutiny from E.U. or U.K. data protection authorities.
Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar privacy and data security laws.
The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security regulatory actions. Other U.S. states have considered and/or enacted similar privacy laws. For example, Virginia, Utah, Connecticut, and Colorado have passed consumer privacy laws that become effective in 2023.
In addition, there has been an increased focus on laws and regulations related to our business and the business of our customers, including by the current U.S. presidential administration, the U.S. Congress, and U.S. regulators, including the CFPB, relating to policy concerns with regard to the operation of consumer reporting agencies, the use and accuracy of credit data, the use of credit scores, algorithm accountability and transparency, and fair lending.

The European Commission has also released draft proposed regulations (i.e., the EU AI Act) that would establish requirements for the provision and use of products that leverage artificial intelligence, machine learning, and similar analytic and statistical modeling technologies, including credit scoring. The EU AI Act is expected to be finalized in 2024 or 2025.
The costs and other burdens of compliance with such laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.
In addition to existing laws and regulations, changes in the U.S. or foreign legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. The laws and regulations above, and changes to them or their interpretation by the courts, could affect the demand for or profitability of our products, including scoring and consumer products. New laws and regulations pertaining to our customers could cause them to pursue new strategies, reducing the demand for our products. We expect there will continue to be an increased focus on laws and regulations related to our business and/or the business of our clients, including with regard to the operation of consumer reporting agencies, the collection, use, accuracy, correction and sharing of personal information, credit scoring, the use of artificial intelligence and machine learning, and algorithmic accountability and fair lending.

If we are subject to infringement claims, it could harm our business.
Products in the industry segments in which we compete, including software products, are often subject to claims of patent and other intellectual property infringement, and such claims could increase as the number of products and competitors in our industry segments grow. We may need to defend claims that our products infringe intellectual property rights, and as a result we may:
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
Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. Global economic uncertainty has produced, and continues to produce, substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including the conflict between Russia and Ukraine, the level and volatility of interest rates, high inflation, the continuing effects of the COVID-19 pandemic, an actual recession or fears of a recession, trade policies and tariffs, geopolitical tensions, Brexit, the U.K. withdrawal from the E.U., and political and governmental leadership changes in the U.K. and certain E.U. countries.

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
A large portion of our revenues is derived from international sales. During fiscal 2022, 28% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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
•geopolitical instability, terrorism, and war, including the conflict between Ukraine and Russia;
•natural disasters and pandemics, including the COVID-19 pandemic, and individual countries’ reactions to them; and
•difficulties and delays in translating products and related documentation into foreign languages.
There can be no assurance that we will be able to successfully address each of these challenges. Additionally, some of our business will be conducted in currencies other than the U.S. dollar. Substantial movements in foreign exchange rates relative to the dollar could adversely impact our cash flows, results of operations and financial position.
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
We experience difficulty in forecasting our revenues accurately. In our Software segment, the length of our sales cycles makes it difficult for us to predict the quarter in which sales will occur. In addition, our selling approach is complex as we look to sell multiple products and services across our customers’ organizations. This makes forecasting of revenues in any given period more difficult. For example, the sales cycle of our products can extend to greater than a year and as a result, revenues and operating results may vary significantly from period to period. Customers are often cautious in making decisions to acquire our products because purchasing our products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur and experience fluctuations in our revenues and operating results.
In our Scores segment, a majority of our revenues come from the sale of our Scores through partners. We have limited visibility on those sales until we receive royalty reports from those partners at the end of each billing period. Furthermore, the volume of our Scores sales depends heavily on macroeconomic conditions that are hard to forecast.
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
We are subject to federal and state income taxes in the U.S. and in certain foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates could be adversely affected by changes in tax laws (including the Inflation Reduction Act of 2022), by our ability to generate taxable income in foreign jurisdictions in order to utilize foreign tax losses, and by the valuation of our deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from such examinations will not have an adverse effect on our operating results and financial condition.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Company’s headquarters are located in Bozeman, Montana. As of September 30, 2022, the Company leased office facilities in geographically dispersed locations primarily for corporate functions, sales, research and development, data centers and other purposes. The Company believes its existing facilities, which are used by both reportable segments, are in good operating condition and are suitable to meet operating needs.

Item 3. Legal Proceedings
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 28, 2022, we had 275 stockholders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our common stock since May 2017, and we do not presently plan to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness, plans for expansion and restrictions imposed by our debt arrangements, if any.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2022 through July 31, 2022	1,189	$454.24	—	$118,768,694
August 1, 2022 through August 31, 2022	67,635	$481.01	65,000	$87,513,900
September 1, 2022 through September 30, 2022	55,217	$452.67	55,000	$62,617,740
Total	124,041	$468.14	120,000	$62,617,740

(1)Includes 4,041 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2022.
(2)In January 2022, our Board of Directors approved a stock repurchase program following the completion of our previous program. This program was open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In October 2022, our Board of Directors approved a new stock repurchase program replacing the January 2022 stock repurchase program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2017, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. Our past performance may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among FICO, the S&P 500 Index
and the S&P Application Software Index

$350
$300
$250
$200
$150
$100
$50
$0
9/17
9/18
9/19
9/20
9/21
9/22
FICO
S&P 500
S&P Application Software

*$100 invested on 9/30/17 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high-level summary of our strategies and initiatives, highlights from fiscal year 2022 and key performance metrics for our Software segment; a more detailed analysis of our results of operations; our capital resources and liquidity, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting estimates that involve a significant level of estimation uncertainty. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
BUSINESS OVERVIEW
Strategies and Initiatives
In fiscal 2022, our B2B scoring solutions, including the flagship FICO® Score, continued to be the standard measure of consumer credit risk in the U.S. We continued to promote adoption of our most predictive scores, FICO® Score 10 and 10T. We also continued our rollout of the FICO® Resilience Index, a complement to FICO Scores that identifies consumers who are more resilient to economic stress relative to other consumers within the same FICO Score bands. We continued to develop scores that use alternative data to enhance conventional credit bureau data and generate scores for otherwise un-scorable consumers.
During fiscal 2022, we continued to advance our platform-first, cloud delivered strategy in our Software segment. This led us to divert resources from less strategic areas of our business in order to facilitate incremental investment in higher value, more strategic areas. We also continued our transition from private data centers to external service providers to host our technology infrastructure.
We also continued to enhance stockholder value by returning cash to stockholders through our stock repurchase programs. During fiscal 2022, we repurchased 2.7 million shares at a total repurchase price of $1.1 billion.
Highlights from Fiscal 2022
•Total revenue was $1.4 billion during fiscal 2022, a 5% increase from fiscal 2021. Our business divestiture in the prior year had a 3% negative impact on total revenue for fiscal 2022.
•Total revenue for our Scores segment was $706.6 million during fiscal 2022, an 8% increase from fiscal 2021.
•Annual Recurring Revenue for our Software segment as of September 30, 2022 was $569.3 million, a 9% increase from September 30, 2021, excluding divestitures.
•Dollar-Based Net Retention Rate for our Software segment during the fourth quarter of fiscal 2022 was 107%, excluding divestitures.
•Operating income was $542.4 million during fiscal 2022, a 7% increase from fiscal 2021. Operating income during fiscal 2021 included gains on product line asset sales and business divestiture of $100.1 million.
•Net income was $373.5 million during fiscal 2022, a 5% decrease from fiscal 2021. Net income during fiscal 2021 included pre-tax gains on product line asset sales and business divestiture of $100.1 million.
•Diluted EPS was $14.18 during fiscal 2022, a 6% increase from fiscal 2021. Diluted EPS during fiscal 2021 included pre-tax gains on product line asset sales and business divestiture of $100.1 million in the aggregate, or $2.71 per share after tax.
•Cash flow from operations was $509.5 million during fiscal 2022, compared with $423.8 million during fiscal 2021.
•Cash and cash equivalents were $133.2 million as of September 30, 2022, compared with $195.4 million as of September 30, 2021.
•Total debt balance was $1.9 billion as of September 30, 2022, compared with $1.3 billion as of September 30, 2021.
•Total share repurchases during fiscal 2022 were $1.1 billion, compared with $882.2 million during fiscal 2021.

Key performance metrics for Software segment
Annual Contract Value Bookings (“ACV Bookings”)
Management regards ACV Bookings as an important indicator of future revenues, but they are not comparable to, nor are they a substitute for, an analysis of our revenues and other U.S. generally accepted accounting principles (“U.S. GAAP”) measures. We define ACV Bookings as the average annualized value of software contracts signed in the current reporting period that generate current and future on-premises and SaaS software revenue. We only include contracts with an initial term of at least 24 months and we exclude perpetual licenses and other software revenues that are non-recurring in nature. For renewals of existing software subscription contracts, we count only incremental annual revenue expected over the current contract as ACV Bookings.
ACV Bookings is calculated by dividing the total expected contract value by the contract term in years. The expected contract value equals the fixed amount — including guaranteed minimums, if any — stated in the contract, plus estimates of future usage-based fees. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimates and actual results occur due to variability in the estimated usage. This variability can be the result of the economic trends in our customers’ industries; individual performance of our customers relative to their competitors; and regulatory and other factors that affect the business environment in which our customers operate.
We disclose estimated revenue expected to be recognized in the future related to remaining performance obligations in Note 11 to the accompanying consolidated financial statements. However, we believe ACV Bookings is a more meaningful measure of our business as it includes estimated revenues and future billings excluded from Note 11, such as usage-based fees and guaranteed minimums derived from our on-premises software licenses, among others.
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended September 30,		Year Ended September 30,
	2022	2021	2022	2021
	(In millions)
Total on-premises and SaaS software (*)	$29.5	$25.8	$85.7	$62.8

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our Collections and Recovery (“C&R”) business. The amount for the year ended September 30, 2021 excludes these divested product lines and businesses.
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

The following table summarizes our ARR for on-premises and SaaS software at each of the dates presented:

	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
ARR (*)	(In millions)
Platform (**)	$55.1	$60.2	$67.7	$75.2	$92.2	$96.7	$108.4	$114.2
Non-Platform	439.9	437.1	445.9	448.8	454.4	453.6	452.5	455.1
Total	$495.0	$497.3	$513.6	$524.0	$546.6	$550.3	$560.9	$569.3

Percentage
Platform	11%	12%	13%	14%	17%	18%	19%	20%
Non-Platform	89%	88%	87%	86%	83%	82%	81%	80%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	38%	47%	54%	58%	67%	60%	60%	52%
Non-Platform	(2)%	(3)%	2%	1%	3%	4%	1%	1%
Total	2%	1%	7%	7%	10%	11%	9%	9%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The amounts and percentages above exclude these divested product lines and businesses at all dates presented.
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
The following table summarizes our DBNRR for on-premises and SaaS software for each of the periods presented:

	Quarter Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
DBNRR (*)
Platform	123%	130%	137%	143%	143%	141%	135%	128%
Non-Platform	97%	96%	100%	100%	102%	103%	101%	100%
Total	100%	100%	105%	106%	109%	110%	108%	107%

(*) During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. The percentages above exclude these divested product lines and businesses for all periods presented.

RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, for the years ended September 30, 2022, 2021 and 2020 are set forth in Note 11 and Note 17 to the accompanying consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2022, 2021 and 2020:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
	(In thousands)			(In thousands)
Scores	$706,643	$654,147	$528,547	$52,496	$125,600	8%	24%
Software	670,627	662,389	766,015	8,238	(103,626)	1%	(14)%
Total	$1,377,270	$1,316,536	$1,294,562	60,734	21,974	5%	2%

	Percentage of Revenues Year Ended September 30,
Segment	2022	2021	2020
Scores	51%	50%	41%
Software	49%	50%	59%
Total	100%	100%	100%

Scores
Scores segment revenues increased $52.5 million in fiscal 2022 from 2021 due to an increase of $28.9 million in our business-to-business scores revenue and $23.6 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price across several business-to-business offerings and an increase in unsecured credit originations volume, partially offset by a decrease in mortgage originations volume. The increase in business-to-consumer revenue was attributable to an increase in both royalties derived from scores and subscription services sold indirectly to consumers through consumer reporting agencies and direct sales generated from the myFICO.com website.
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

Software

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
	(In thousands)			(In thousands)
On-premises and SaaS software	$564,751	$517,888	$584,576	$46,863	$(66,688)	9%	(11)%
Professional services	105,876	144,501	181,439	(38,625)	(36,938)	(27)%	(20)%
Total	$670,627	$662,389	$766,015	8,238	(103,626)	1%	(14)%

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
	(In thousands)			(In thousands)
Software recognized at a point in time (1)	$75,647	$59,024	$127,666	$16,623	$(68,642)	28%	(54)%
Software recognized over contract term (2)	489,104	458,864	456,910	30,240	1,954	7%	—%
Total on-premises and SaaS software	$564,751	$517,888	$584,576	$46,863	(66,688)	9%	(11)%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
Software segment revenues increased $8.2 million in fiscal 2022 from 2021 due to a $46.9 million increase in on-premises and SaaS software revenue, partially offset by a $38.6 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in point-in-time recognition due to a large license deal, as well as an increase in over-time recognition due to SaaS growth, partially offset by the C&R business divestiture in June 2021. The decrease in services revenue was primarily attributable to the C&R business divestiture, as well as our strategic shift to emphasize software over services. The total revenue impact from the divestiture was $45.3 million — a $22.3 million decrease in on-premises and SaaS software revenue and a $23.0 million decrease in professional services revenue.
Software segment revenues decreased $103.6 million in fiscal 2021 from 2020 due to a $66.7 million decrease in on-premises and SaaS software revenue and a $36.9 million decrease in services revenue. The decrease in on-premises and SaaS software revenue was attributable to a $68.6 million decrease in revenue recognized at a point in time, partially offset by a $1.9 million increase in revenue recognized over time. The decrease in point-in-time recognition was primarily attributable to the shift in the timing of revenue recognition on our term license subscription sales as a result of changing our business practice of selling term licenses with separate license and maintenance components to a single software subscription contract with license and maintenance bundled, as well as a decrease in the number and size of term license deals signed or renewed during fiscal 2021. The increase in over-time recognition was primarily attributable to an increase in SaaS subscription revenue, partially offset by the divestiture of our C&R business in June 2021. The decrease in services revenue was primarily due to our recent strategic shift to emphasize software over services, as well as the divestiture of our C&R business. The total revenue impact from the divestiture was $21.7 million.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for fiscal 2022, 2021 and 2020:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$1,377,270	$1,316,536	$1,294,562	$60,734	$21,974	5%	2%
Operating expenses:
Cost of revenues	302,174	332,462	361,142	(30,288)	(28,680)	(9)%	(8)%
Research and development	146,758	171,231	166,499	(24,473)	4,732	(14)%	3%
Selling, general and administrative	383,863	396,281	420,930	(12,418)	(24,649)	(3)%	(6)%
Amortization of intangible assets	2,061	3,255	4,993	(1,194)	(1,738)	(37)%	(35)%
Restructuring and impairment charges	—	7,957	45,029	(7,957)	(37,072)	(100)%	(82)%
Gains on product line asset sales and business divestiture	—	(100,139)	—	100,139	(100,139)	(100)%	—%
Total operating expenses	834,856	811,047	998,593	23,809	(187,546)	3%	(19)%
Operating income	542,414	505,489	295,969	36,925	209,520	7%	71%
Interest expense, net	(68,967)	(40,092)	(42,177)	(28,875)	2,085	72%	(5)%
Other income (expense), net	(2,138)	7,745	3,208	(9,883)	4,537	(128)%	141%
Income before income taxes	471,309	473,142	257,000	(1,833)	216,142	—%	84%
Provision for income taxes	97,768	81,058	20,589	16,710	60,469	21%	294%
Net income	$373,541	$392,084	$236,411	(18,543)	155,673	(5)%	66%
Number of employees at fiscal year-end	3,404	3,650	4,003	(246)	(353)	(7)%	(9)%

	Percentage of Revenues Year Ended September 30,
	2022	2021	2020
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	22%	25%	28%
Research and development	11%	13%	13%
Selling, general and administrative	28%	30%	33%
Amortization of intangible assets	—%	—%	—%
Restructuring and impairment charges	—%	1%	3%
Gains on product line asset sales and business divestiture	—%	(7)%	—%
Total operating expenses	61%	62%	77%
Operating income	39%	38%	23%
Interest expense, net	(5)%	(3)%	(3)%
Other income (expense), net	—%	1%	—%
Income before income taxes	34%	36%	20%
Provision for income taxes	7%	6%	2%
Net income	27%	30%	18%

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
The fiscal 2022 from 2021 decrease of $30.3 million in cost of revenues was primarily attributable to a $24.0 million decrease in personnel and labor costs, and a $6.8 million decrease in facilities and infrastructure costs, partially offset by a $0.9 million increase in direct materials costs. The decreases in personnel and labor costs, and facilities and infrastructure costs were both largely driven by a decrease in our headcount as a result of the divestiture of our C&R business in June 2021, the fourth quarter of fiscal 2021 reduction in workforce, as well as reduced resource requirements associated with our decreased services revenue. The increase in direct materials was primarily attributable to an increase in telecommunication costs to support FICO® Customer Communication Service revenue. Cost of revenues as a percentage of revenues decreased to 22% during fiscal 2022 from 25% during fiscal 2021, primarily due to an increase in license revenue recognized at a point in time, increased sales of our higher-margin Scores products and decreased sales of lower-margin professional services.
The fiscal 2021 from 2020 decrease of $28.7 million in cost of revenues was primarily attributable to an $18.8 million decrease in personnel and labor costs, a $9.2 million decrease in facilities and infrastructure costs and a $3.7 million decrease in travel costs, partially offset by an increase in direct materials costs. The decreases in personnel and labor costs, and in facilities and infrastructure costs were both largely driven by our strategic cost initiative implemented in September 2020, in which we reduced our workforce, consolidated office space and abandoned certain property and equipment; as well as the divestiture of our C&R business in June 2021. The decrease in travel costs was primarily attributable to the COVID-19 pandemic. The increase in direct materials costs was primarily attributable to increased third-party data costs related to increased business-to-consumer Scores revenue. Cost of revenues as a percentage of revenues decreased to 25% during fiscal 2021 from 28% during fiscal 2020, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The fiscal 2022 over 2021 decrease of $24.5 million in research and development expenses was primarily attributable to a $20.1 million decrease in personnel and labor costs as a result of decreased headcount, and a $3.0 million decrease in third-party cloud computing costs. Research and development expenses as a percentage of revenues decreased to 11% during fiscal 2022 from 13% during fiscal 2021.

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
The fiscal 2022 from 2021 decrease in selling, general and administrative expenses of $12.4 million was primarily attributable to a $27.6 million decrease in personnel and labor costs, partially offset by a $6.4 million increase in marketing costs, a $5.1 million increase in travel costs, a $3.4 million increase in insurance costs, and a $0.8 million increase in third-party cloud computing costs. The decrease in personnel and labor costs was primarily a result of decreased headcount, decreased fringe benefit costs related to our supplemental retirement and savings plan, and lower non-capitalizable commission cost, partially offset by higher share-based compensation. The increase in marketing and travel costs was primarily driven by a company-wide marketing event held during fiscal 2022. In addition, travel costs increased as certain COVID-19 related restrictions have been relaxed. Selling, general and administrative expenses as a percentage of revenues decreased to 28% during fiscal 2022 from 30% during fiscal 2021.
The fiscal 2021 from 2020 decrease in selling, general and administrative expenses of $24.6 million was primarily attributable to a $7.4 million decrease in travel costs, a $6.8 million decrease in marketing costs, a $5.0 million decrease in outside services, and a $4.6 million decrease in facilities and infrastructure costs. The decrease in travel costs was a result of a decrease in travel activity due to COVID-19. The decrease in marketing costs was primarily driven by a company-wide marketing event during fiscal 2020. The decrease in outside services was attributable to a decrease in legal and consulting fees associated with several company initiatives during fiscal 2020. The decrease in facilities and infrastructure costs was largely driven by our strategic cost initiative implemented in September 2020, in which we consolidated office space and abandoned certain property and equipment. Selling, general and administrative expenses as a percentage of revenues decreased to 30% during fiscal 2021 from 33% during fiscal 2020.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are being amortized using the straight-line method over periods ranging from four to ten years.
Amortization expense was $2.1 million, $3.3 million and $5.0 million for fiscal 2022, 2021 and 2020, respectively.
Restructuring and Impairment Charges
There were no restructuring and impairment charges incurred during fiscal 2022.
During the fourth quarter of fiscal 2021, we incurred charges of $8.0 million in employee separation costs due to the elimination of 160 positions throughout the Company. Cash payments for all the employee separation costs were fully paid before the end of our fiscal 2022. There were no impairment charges incurred during fiscal 2021.
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

Interest Expense, Net
Interest expense includes interest on the senior notes issued in December 2021, December 2019, May 2018, and July 2010 (July 2010 senior notes were paid in full at maturity in July 2020), as well as interest and credit facility fees on the revolving line of credit and term loan. On our consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The fiscal 2022 from 2021 increase in net interest expense of $28.9 million was primarily attributable to a higher average outstanding debt balance during fiscal 2022, as well as a higher average interest rate on our revolving line of credit and term loan during fiscal 2022.
The fiscal 2021 from 2020 decrease in net interest expense of $2.1 million was primarily attributable to a lower average outstanding debt balance during fiscal 2021.
Other Income (Expense), Net
Other income (expense), net consists primarily of unrealized investment gains/losses and realized gains/losses on certain investments classified as trading securities, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The fiscal 2022 over 2021 change in other income (expense), net of $9.9 million, from $7.7 million in other income, net in fiscal 2021 to $2.1 million in other expense, net in fiscal 2022, was primarily attributable to net unrealized losses on investments classified as trading securities in our supplemental retirement and savings plan in the current year compared to gains in the prior year, partially offset by an increase in foreign currency exchange gains.
The fiscal 2021 over 2020 increase in other income, net of $4.5 million was primarily attributable to an increase in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan, as well as a decrease in foreign currency exchange losses.
Provision for Income Taxes
Our effective tax rates were 20.7%, 17.1% and 8.0% in fiscal 2022, 2021 and 2020, respectively.
The increase in our income tax provision in fiscal 2022 compared to fiscal 2021 was due to a decrease in excess tax benefits related to share-based compensation.
The increase in our income tax provision in fiscal 2021 compared to fiscal 2020 was due to an increase in pretax book income, of which a large amount was due to the gain on divestiture of C&R business, as well as a decrease in excess tax benefits related to share-based compensation.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for fiscal 2022, 2021 and 2020:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2022	2021	2020	2022 to 2021	2021 to 2020	2022 to 2021	2021 to 2020
	(In thousands)			(In thousands)
Scores	$622,806	$560,684	$454,310	$62,122	$106,374	11%	23%
Software	185,452	105,147	130,066	80,305	(24,919)	76%	(19)%
Unallocated corporate expenses	(148,428)	(136,812)	(144,704)	(11,616)	7,892	8%	(5)%
Total segment operating income	659,830	529,019	439,672	130,811	89,347	25%	20%
Unallocated share-based compensation	(115,355)	(112,457)	(93,681)	(2,898)	(18,776)	3%	20%
Unallocated amortization expense	(2,061)	(3,255)	(4,993)	1,194	1,738	(37)%	(35)%
Unallocated restructuring and impairment charges	—	(7,957)	(45,029)	7,957	37,072	(100)%	(82)%
Gains on product line asset sales and business divestiture	—	100,139	—	(100,139)	100,139	(100)%	—%
Operating income	$542,414	$505,489	$295,969	36,925	209,520	7%	71%
Scores

	Year Ended September 30,			Percentage of Revenues
	2022	2021	2020	2022	2021	2020
	(In thousands)
Segment revenues	$706,643	$654,147	$528,547	100%	100%	100%
Segment operating expenses	(83,837)	(93,463)	(74,237)	(12)%	(14)%	(14)%
Segment operating income	$622,806	$560,684	$454,310	88%	86%	86%
Software

	Year Ended September 30,			Percentage of Revenues
	2022	2021	2020	2022	2021	2020
	(In thousands)
Segment revenues	$670,627	$662,389	$766,015	100%	100%	100%
Segment operating expenses	(485,175)	(557,242)	(635,949)	(72)%	(84)%	(83)%
Segment operating income	$185,452	$105,147	$130,066	28%	16%	17%
The fiscal 2022 over 2021 increase in operating income of $36.9 million was primarily attributable to an $81.7 million decrease in segment operating expenses, a $60.7 million increase in segment revenues, and an $8.0 million decrease in restructuring and impairment charges. This was partially offset by $100.1 million in gains on product line asset sales and business divestiture during fiscal 2021, an $11.6 million increase in corporate expenses, and a $2.9 million increase in share-based compensation expense.
At the segment level, the $130.8 million increase in segment operating income was the result of an $80.3 million increase in our Software segment operating income, and a $62.1 million increase in our Scores segment operating income, partially offset by an $11.6 million increase in corporate expenses.

The $62.1 million increase in our Scores segment operating income was attributable to a $52.5 million increase in segment revenue and a $9.6 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 88% from 86%.
The $80.3 million increase in our Software segment operating income was attributable to a $72.1 million decrease in segment operating expenses and an $8.2 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Software increased to 28% from 16%, primarily attributable to the divestiture of our lower-margin C&R business, an increase in higher-margin license revenue recognized at a point in time, and a decrease in sales of our lower-margin professional services.
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

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2022, we had $133.2 million in cash and cash equivalents, which included $105.8 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on our term loan due over the next twelve months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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

Summary of Cash Flows

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Cash provided by (used in):
Operating activities	$509,450	$423,817	$364,916
Investing activities	(5,671)	137,850	(24,583)
Financing activities	(547,165)	(523,571)	(289,424)
Effect of exchange rate changes on cash	(18,766)	(136)	59
Increase (decrease) in cash and cash equivalents	$(62,152)	$37,960	$50,968
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $509.5 million in fiscal 2022 compared to $423.8 million in fiscal 2021. The $85.7 million increase was attributable to a $127.3 million increase in non-cash items, including a $100.1 million gain on product line asset sales and business divestiture in fiscal 2021, partially offset by a $23.1 million decrease that resulted from timing of receipts and payments in our ordinary course of business, and an $18.5 million decrease in net income.
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
Cash Flows from Investing Activities
Net cash used in investing activities totaled $5.7 million in fiscal 2022 compared to net cash provided of $137.9 million in fiscal 2021. The $143.6 million change was primarily attributable to a $145.2 million decrease in cash proceeds from the product line asset sales and business divestiture, partially offset by a $1.5 million decrease in purchases of property and equipment.
Net cash provided by investing activities totaled $137.9 million in fiscal 2021 compared to net cash used of $24.6 million in fiscal 2020. The $162.5 million change was primarily attributable to $147.4 million in cash proceeds from the product line asset sales and a business divestiture during fiscal 2021 and a $14.4 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $547.2 million in fiscal 2022 compared to $523.6 million in fiscal 2021. The $23.6 million increase was primarily attributable to a $372.3 million increase in payments, net of proceeds, on our revolving line of credit and term loan, a $230.0 million increase in repurchases of common stock, and a $7.3 million increase in payments on debt issuance costs, partially offset by a $550.0 million increase in proceeds from the issuance of senior notes and a $40.7 million decrease in taxes paid related to net share settlement of equity awards.
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
Repurchases of Common Stock
In November 2021, our Board of Directors approved a stock repurchase program following the completion of the previously authorized program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In January 2022, our Board of Directors approved another stock repurchase program following the completion of the November 2021 program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. As of September 30, 2022, we had $62.6 million remaining under our then-current stock repurchase program. During fiscal 2022, 2021 and 2020, we expended $1.1 billion, $882.2 million and $235.2 million, respectively, under these and previously authorized stock repurchase programs.

In October 2022, our Board of Directors approved a new stock repurchase program replacing the January 2022 stock repurchase program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Revolving Line of Credit and Term Loan
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on August 19, 2026. Borrowings under the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants, including a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities.
On October 20, 2021, we amended our credit agreement to provide for the issuance of a $300 million term loan. The term loan is subject to the same pricing and covenants as the revolving line of credit and matures at the expiration of the facility on August 19, 2026. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter.
As of September 30, 2022, we had $280.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 4.479% and $288.8 million in outstanding balance of the term loan at an interest rate of 4.283%, of which $538.8 million was classified as a long-term liability and recorded in long-term debt within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of September 30, 2022.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2022, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2022:

	Year Ending September 30,					Thereafter	Total
	2023	2024	2025	2026	2027
	(In thousands)
Senior Notes (1)	$—	$—	$—	$400,000	$—	$900,000	$1,300,000
Revolving line of credit and term loan (1)	15,000	15,000	15,000	523,750	—	—	568,750
Interest due on Senior Notes	57,000	57,000	57,000	57,000	36,000	36,000	300,000
Operating lease obligations	21,306	15,994	9,320	8,211	5,583	2,604	63,018
Unrecognized tax benefits (2)	—	—	—	—	—	—	12,980
Total commitments	$93,306	$87,994	$81,320	$988,961	$41,583	$938,604	$2,244,748

(1)Represents the unpaid principal payments due under the Senior Notes, revolving line of credit, and term loan.
(2)Represents unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. GAAP. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, goodwill and other intangible assets resulting from business acquisitions, share-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences could be material to our financial condition and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.
While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting estimates, which involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.
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
For fiscal 2020, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2020. For fiscal 2021, we consolidated our operating segment structure from three to two by merging our Applications and Decision Management Software segments into the new Software segment. We proceeded directly to a step one quantitative impairment test on the Software and Scores reporting units before and immediately following the change in reporting units. There was a substantial excess of fair value over carrying value for the reporting units and we determined goodwill was not impaired for any of our reporting units before or after the change for fiscal 2021. For fiscal 2022, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of either of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for either of our reporting units for fiscal 2022.

Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our intangible assets or other long-lived assets could occur. We review the estimated remaining useful lives of our acquired intangible assets at each reporting period. A reduction in our estimate of remaining useful lives, if any, could result in increased annual amortization expense in future periods. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2022, 2021 and 2020.
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
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). We use the Black-Scholes valuation model to determine the fair value of our stock options and a Monte Carlo valuation model to determine the fair value of our market share units. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. Historically, there have been no material changes in our estimates or assumptions. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions. See Note 15 to the accompanying consolidated financial statements for further discussion of our share-based employee benefit plans.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2022 and 2021:

	September 30, 2022			September 30, 2021
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$133,202	$133,202	1.23%	$195,354	$195,354	0.04%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	381,500	400,000	453,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	767,250	350,000	357,000
Total	$1,300,000	$1,148,750	$750,000	$810,000

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $14.3 million and $9.0 million at September 30, 2022 and 2021, respectively.
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest on amounts borrowed under the credit facility is based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, and (b) the Federal Funds rate plus 0.500% and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of September 30, 2022, we had $280.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 4.479% and $288.8 million in outstanding balance of the term loan at an interest rate of 4.283%.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2022 and 2021:

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	—
Singapore dollar (SGD)	SGD	6,169	$4,300	—

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	—
Singapore dollar (SGD)	SGD	6,650	$4,900	—
The foreign currency forward contracts were entered into on September 30, 2022 and 2021; therefore, their fair value was $0 at each of these dates.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Fair Isaac Corporation
Bozeman, Montana

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of operations and cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Contracts with Customers – Refer to Note 1 and Note 11 to the financial statements
Critical Audit Matter Description
Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company’s revenue is primarily derived from on-premises software and software-as-a-service (SaaS) subscriptions, professional services, and scoring services.
For contracts with customers that contain various combinations of products and services, the Company evaluates whether the products or services are distinct — distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation.
For SaaS products, the Company estimates the total variable consideration at contract inception — subject to any constraints that may apply — and updates the estimates as new information becomes available and recognizes the amount ratably over the SaaS service period, unless the Company determines it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed.
For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price (SSP) basis. The Company determines the SSP using data from historical standalone sales, or, in instances where such information is not available (such as when the Company does not sell the product or service separately), the Company considers factors such as the stated contract prices, overall pricing practices and objectives, go-to-market strategy, size and type of the transactions, and effects of the geographic area on pricing, among others.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognition over the Company’s identification of performance obligations, estimation of variable consideration, and determination of SSP included the following, among others:
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
November 9, 2022

We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	2021
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$133,202	$195,354
Accounts receivable, net	322,410	312,107
Prepaid expenses and other current assets	29,103	43,513
Total current assets	484,715	550,974
Marketable securities	24,515	31,884
Other investments	1,135	1,312
Property and equipment, net	17,580	27,913
Operating lease right-of-use assets	36,688	47,275
Goodwill	761,067	788,185
Intangible assets, net	2,017	4,099
Deferred income taxes	11,803	20,549
Other assets	102,514	95,585
Total assets	$1,442,034	$1,567,776
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17,273	$20,749
Accrued compensation and employee benefits	97,893	103,506
Other accrued liabilities	66,248	79,535
Deferred revenue	120,045	105,417
Current maturities on debt	30,000	250,000
Total current liabilities	331,459	559,207
Long-term debt	1,823,669	1,009,018
Operating lease liabilities	39,192	53,670
Other liabilities	49,661	56,823
Total liabilities	2,243,981	1,678,718
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 25,154 and 27,568 shares outstanding at September 30, 2022 and September 30, 2021, respectively)	252	276
Additional paid-in-capital	1,299,588	1,237,348
Treasury stock, at cost (63,703 and 61,289 shares at September 30, 2022 and September 30, 2021, respectively)	(4,935,769)	(3,857,855)
Retained earnings	2,958,684	2,585,143
Accumulated other comprehensive loss	(124,702)	(75,854)
Total stockholders’ deficit	(801,947)	(110,942)
Total liabilities and stockholders’ deficit	$1,442,034	$1,567,776
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2022	2021	2020
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$564,751	$517,888	$584,576
Professional services	105,876	144,501	181,439
Scores	706,643	654,147	528,547
Total revenues	1,377,270	1,316,536	1,294,562
Operating expenses:
Cost of revenues	302,174	332,462	361,142
Research and development	146,758	171,231	166,499
Selling, general and administrative	383,863	396,281	420,930
Amortization of intangible assets	2,061	3,255	4,993
Restructuring and impairment charges	—	7,957	45,029
Gains on product line asset sales and business divestiture	—	(100,139)	—
Total operating expenses	834,856	811,047	998,593
Operating income	542,414	505,489	295,969
Interest expense, net	(68,967)	(40,092)	(42,177)
Other income (expense), net	(2,138)	7,745	3,208
Income before income taxes	471,309	473,142	257,000
Provision for income taxes	97,768	81,058	20,589
Net income	373,541	392,084	236,411
Other comprehensive income (loss):
Foreign currency translation adjustments	(48,848)	7,141	7,090
Comprehensive income	$324,693	$399,225	$243,501
Earnings per share:
Basic	$14.34	$13.65	$8.13
Diluted	$14.18	$13.40	$7.90
Shares used in computing basic earnings per share:
Basic	26,042	28,734	29,067
Diluted	26,347	29,260	29,932

See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended September 30, 2022, 2021 and 2020

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Par Value
Balance at September 30, 2019	28,944	$289	$1,225,365	$(2,802,450)	$1,956,648	$(90,085)	$289,767
Share-based compensation	—	—	93,681	—	—	—	93,681
Issuance of treasury stock under employee stock plans	827	9	(100,463)	39,810	—	—	(60,644)
Repurchases of common stock	(675)	(7)	—	(235,216)	—	—	(235,223)
Net income	—	—	—	—	236,411	—	236,411
Foreign currency translation adjustments	—	—	—	—	—	7,090	7,090
Balance at September 30, 2020	29,096	291	1,218,583	(2,997,856)	2,193,059	(82,995)	331,082
Share-based compensation	—	—	111,700	—	—	—	111,700
Issuance of treasury stock under employee stock plans	349	4	(88,953)	18,222	—	—	(70,727)
Repurchases of common stock	(1,877)	(19)	(3,982)	(878,221)	—	—	(882,222)
Net income	—	—	—	—	392,084	—	392,084
Foreign currency translation adjustments	—	—	—	—	—	7,141	7,141
Balance at September 30, 2021	27,568	276	1,237,348	(3,857,855)	2,585,143	(75,854)	(110,942)
Share-based compensation	—	—	115,355	—	—	—	115,355
Issuance of treasury stock under employee stock plans	264	3	(53,115)	18,196	—	—	(34,916)
Repurchases of common stock	(2,678)	(27)	—	(1,096,110)	—	—	(1,096,137)
Net income	—	—	—	—	373,541	—	373,541
Foreign currency translation adjustments	—	—	—	—	—	(48,848)	(48,848)
Balance at September 30, 2022	25,154	$252	$1,299,588	$(4,935,769)	$2,958,684	$(124,702)	$(801,947)
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$373,541	$392,084	$236,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,465	25,592	30,367
Share-based compensation	115,355	112,457	93,681
Deferred income taxes	7,816	(5,955)	(8,639)
Net (gain) loss on marketable securities	9,269	(4,569)	(2,071)
Non-cash operating lease costs	15,922	16,102	20,011
Impairment loss on operating lease assets	—	—	28,016
Provision of doubtful accounts	2,800	652	3,199
Gains on product line asset sales and business divestiture	—	(100,139)	—
Net loss on sales and abandonment of property and equipment	193	333	5,249
Changes in operating assets and liabilities:
Accounts receivable	(31,557)	24,496	(59,889)
Prepaid expenses and other assets	7,368	(5,722)	(960)
Accounts payable	(2,802)	(2,354)	1,059
Accrued compensation and employee benefits	(3,637)	(13,144)	12,065
Other liabilities	(28,830)	(20,502)	693
Deferred revenue	23,547	4,486	5,724
Net cash provided by operating activities	509,450	423,817	364,916
Cash flows from investing activities:
Purchases of property and equipment	(6,029)	(7,569)	(21,989)
Proceeds from sales of marketable securities	8,063	7,237	3,470
Purchases of marketable securities	(9,963)	(9,039)	(6,119)
Proceeds from product line asset sales and business divestiture	2,258	147,431	—
Distribution from (purchase of) equity investment	—	(210)	55
Net cash provided by (used in) investing activities	(5,671)	137,850	(24,583)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	1,039,000	682,000	263,000
Payments on revolving line of credit and term loan	(988,250)	(259,000)	(513,000)
Proceeds from issuance of senior notes	550,000	—	350,000
Payments on senior notes	—	—	(85,000)
Payments on debt issuance costs	(8,819)	(1,488)	(6,840)
Payments on finance leases	—	(176)	(1,716)
Proceeds from issuance of treasury stock under employee stock plans	16,026	20,881	42,258
Taxes paid related to net share settlement of equity awards	(50,942)	(91,609)	(102,903)
Repurchases of common stock	(1,104,180)	(874,179)	(235,223)
Net cash used in financing activities	(547,165)	(523,571)	(289,424)
Effect of exchange rate changes on cash	(18,766)	(136)	59
Increase (decrease) in cash and cash equivalents	(62,152)	37,960	50,968
Cash and cash equivalents, beginning of year	195,354	157,394	106,426
Cash and cash equivalents, end of year	$133,202	$195,354	$157,394
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $1,090, $464 and $1,931 during the years ended September 30, 2022, 2021 and 2020, respectively	$65,332	$71,486	$10,152
Cash paid for interest	$57,208	$37,955	$37,735
Supplemental disclosures of non-cash investing and financing activities:
Finance lease obligation incurred	$—	$—	$1,387
Unsettled repurchases of common stock	$—	$8,043	$—
Purchase of property and equipment included in accounts payable	$22	$71	$166
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
1. Nature of Business and Summary of Significant Accounting Policies
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in nearly 120 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure in the U.S. of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
Fair Value of Financial Instruments
The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit and term loan, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents and marketable securities investments are disclosed in Note 4. The fair value of our derivative instruments is disclosed in Note 5. The fair value of our senior notes is disclosed in Note 9.
Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in other income (expense). Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity or available-for-sale during each of the three years ended September 30, 2022, 2021 and 2020. Investments with remaining maturities over one year are classified as long-term investments.
We have certain other investments for which there is no readily determinable fair value. These investments are recorded at cost, less impairment (if any) plus or minus adjustments for observable price changes. The carrying value of these investments was $1.1 million and $1.3 million at September 30, 2022 and 2021, respectively, and they were reported in other assets on our consolidated balance sheets. At September 30, 2022, we reviewed the carrying value of these investments and concluded that they were not impaired and as of that date, we were unable to exercise significant influence over the investees.
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

Estimated Useful Life
Data processing equipment and software	3 years	to	6 years
Office furniture and equipment	3 years	to	7 years
Leasehold improvements	Shorter of estimated useful life or lease term
Equipment under finance lease	Shorter of estimated useful life or lease term

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $15.2 million, $20.3 million and $23.5 million during fiscal 2022, 2021 and 2020, respectively.
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
For fiscal 2020, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for any of our reporting units for fiscal 2020. For fiscal 2021, we consolidated our operating segment structure from three to two by merging our Applications and Decision Management Software segments into the new Software segment. We performed a step one quantitative impairment test on the Software and Scores reporting units before and immediately following the change in reporting units. There was a substantial excess of fair value over carrying value for the reporting units and we determined goodwill was not impaired for any of our reporting units before or after the change for fiscal 2021. For fiscal 2022, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of either of our reporting units was less their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for either of our reporting units for fiscal 2022.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	4 years	to	10 years
Customer contracts and relationships	5 years	to	10 years
Trade names	1 year
Non-compete agreements	2 years
Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2022, 2021 and 2020.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.
See Note 11 for further discussion on revenues.
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
Years Ended September 30, 2022, 2021 and 2020
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
Foreign Currency and Derivative Financial Instruments
We have determined that the functional currency of each foreign operation is the local currency. Assets and liabilities denominated in their local foreign currencies are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the period. Foreign currency translation adjustments are accumulated as a separate component of consolidated stockholders’ deficit.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
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
We recorded transactional foreign exchange gains (losses) of $1.9 million, $0.0 million and $(1.0) million during fiscal 2022, 2021 and 2020, respectively.
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 15 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $8.1 million, $6.9 million and $8.7 million in fiscal 2022, 2021 and 2020, respectively.
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
2. Business Divestitures
During fiscal 2021, we sold our Collections and Recovery (“C&R”) business to Jonas Collections and Recovery Inc. (“Jonas”), a company in the Jonas Software operating group of Constellation Software Inc. In addition during fiscal 2021, we sold all assets related to our cyber risk score operations and we sold certain assets related to our Software operations to an affiliated joint venture in China. The gains recognized from these sales were $100.1 million, which were recorded in gains on product line asset sales and business divestiture within the accompanying consolidated statements of income and comprehensive income. The C&R business and the assets sold were part of our Software segment.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
3. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$113,888	$113,888	$195,160	$195,160
Money market funds	19,314	19,314	194	194
Total	$133,202	$133,202	$195,354	$195,354
Marketable Securities:
Marketable securities	$25,956	$24,515	$23,836	$31,884
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of September 30, 2022 and 2021.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2022 and 2021.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2022 and 2021.
The following tables represent financial assets that we measured at fair value on a recurring basis at September 30, 2022 and 2021:

September 30, 2022	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2022
	(In thousands)
Assets:
Cash equivalents (1)	$19,314	$19,314
Marketable securities (2)	24,515	24,515
Total	$43,829	$43,829

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020

September 30, 2021	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2021
	(In thousands)
Assets:
Cash equivalents (1)	$194	$194
Marketable securities (2)	31,884	31,884
Total	$32,078	$32,078

(1)Included in cash and cash equivalents on our consolidated balance sheets at September 30, 2022 and 2021. Not included in these tables are cash deposits of $113.9 million and $195.2 million at September 30, 2022 and 2021, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our consolidated balance sheets at September 30, 2022 and 2021.
See Note 9 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2022, 2021 or 2020.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2022 and 2021:

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	—
Singapore dollar (SGD)	SGD	6,169	$4,300	—

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020

	September 30, 2021
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	17,100	$19,829	—
Buy foreign currency:
British pound (GBP)	GBP	11,467	$15,400	—
Singapore dollar (SGD)	SGD	6,650	$4,900	—
The foreign currency forward contracts were entered into on September 30, 2022 and 2021; therefore, their fair value was $0 at each of these dates.
Gains (losses) on derivative financial instruments were recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net. These amounts are shown below for the years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Gain (loss) on foreign currency forward contracts	$(2,748)	$2,064	$(347)
6. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2022 and 2021:

	September 30, 2022				September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life in Years
	(In thousands, except average life)
Completed technology	$67,760	$(66,843)	$917	5	$71,808	$(70,391)	$1,417	5
Customer contracts and relationships	3,000	(1,900)	1,100	5	13,719	(11,037)	2,682	9
	$70,760	$(68,743)	$2,017	5	$85,527	$(81,428)	$4,099	6

Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Completed technology	$500	$1,027	$1,766
Customer contracts and relationships	1,561	2,082	2,927
Trade names	—	—	125
Non-compete agreements	—	146	175
Total	$2,061	$3,255	$4,993
Estimated future intangible asset amortization expense associated with intangible assets existing at September 30, 2022, was as follows:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020

Year Ending September 30,	(In thousands)
2023	$1,100
2024	917
Total	$2,017
The following table summarizes changes to goodwill during fiscal 2022 and 2021, both in total and as allocated to our segments. We have not recognized any goodwill impairment losses to date.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2020	$146,648	$665,716	$812,364
Foreign currency translation adjustment	—	1,417	1,417
C&R business divestiture	—	(25,596)	(25,596)
Balance at September 30, 2021	146,648	641,537	788,185
Foreign currency translation adjustment	—	(27,118)	(27,118)
Balance at September 30, 2022	$146,648	$614,419	$761,067
7. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at September 30, 2022 and 2021:

	September 30,
	2022	2021
	(In thousands)
Property and equipment:
Data processing equipment and software	$76,335	$86,144
Office furniture and equipment	14,790	16,754
Leasehold improvements	21,286	22,068
Less: accumulated depreciation and amortization	(94,831)	(97,053)
Total	$17,580	$27,913

Other accrued liabilities:
Interest payable	$21,314	$12,241
Current operating leases	19,369	22,074
Other	25,565	45,220
Total	$66,248	$79,535
8. Revolving Line of Credit and Term Loan
We have a $600 million unsecured revolving line of credit with a syndicate of banks that expires on August 19, 2026. Borrowings under the credit facility can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest on amounts borrowed under the credit facility is based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.500%, and (c) the one-month LIBOR rate plus 1.000%, plus, in each case, an applicable margin, or (ii) an adjusted LIBOR rate plus an applicable margin. The applicable margin for base rate borrowings ranges from 0% to 0.750% and for LIBOR borrowings ranges from 1.000% to 1.750%, and is determined based on our consolidated leverage ratio. In addition, we must pay credit facility fees. The credit facility contains certain restrictive covenants, including a maximum consolidated leverage ratio of 3.50, subject to a step up to 4.00 following certain permitted acquisitions; and a minimum interest coverage ratio of 3.00. The credit agreement also contains other covenants typical of unsecured facilities.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
On October 20, 2021, we amended our credit agreement to provide for the issuance of a $300 million term loan. The term loan is subject to the same pricing and covenants as the revolving line of credit and matures at the expiration of the facility on August 19, 2026. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter.
As of September 30, 2022, we had $280.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 4.479% and $288.8 million in outstanding balance of the term loan at an interest rate of 4.283%, of which $538.8 million was classified as a long-term liability and recorded in long-term debt within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit facility as of September 30, 2022.
Future principal payments for the term loan are as follows:

Year Ending September 30,	(In thousands)
2023	$15,000
2024	15,000
2025	15,000
2026	243,750
Total	$288,750
9. Senior Notes
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations.
The following table presents the face values and fair values for the Senior Notes at September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$381,500	$400,000	$453,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	767,250	350,000	357,000
Total	$1,300,000	$1,148,750	$750,000	$810,000

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $14.3 million and $9.0 million at September 30, 2022 and 2021, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
Future principal payments for the Senior Notes are as follows:

Year Ending September 30,	(In thousands)
2026	400,000
2027	—
Thereafter	900,000
Total	$1,300,000
10. Accelerated Share Repurchase
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
11. Revenue from Contracts with Customers
Contracts with Customers
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
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
The following tables provide information about disaggregated revenue by primary geographical market:

	Year Ended September 30, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$691,006	$439,705	$1,130,711	82%
Europe, Middle East and Africa	4,475	142,824	147,299	11%
Asia Pacific	11,162	88,098	99,260	7%
Total	$706,643	$670,627	$1,377,270	100%

	Year Ended September 30, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$633,497	$416,436	$1,049,933	80%
Europe, Middle East and Africa	11,881	178,515	190,396	14%
Asia Pacific	8,769	67,438	76,207	6%
Total	$654,147	$662,389	$1,316,536	100%

	Year Ended September 30, 2020
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$514,909	$477,316	$992,225	76%
Europe, Middle East and Africa	6,385	197,199	203,584	16%
Asia Pacific	7,253	91,500	98,753	8%
Total	$528,547	$766,015	$1,294,562	100%
The following table provides information about disaggregated revenue for our Software segment by deployment method:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020

	Year Ended September 30,			Percentage of revenues
	2022	2021	2020	2022	2021	2020
	(Dollars in thousands)
On-premises software	$280,649	$266,452	$347,532	50%	51%	59%
SaaS software	284,102	251,436	237,044	50%	49%	41%
Total on-premises and SaaS software	$564,751	$517,888	$584,576	100%	100%	100%
The following table provides information about disaggregated revenue for our Software segment by product features:

	Year Ended September 30,			Percentage of revenues
	2022	2021	2020	2022	2021	2020
	(Dollars in thousands)
Platform software (*)	$116,252	$66,884	$65,665	21%	13%	11%
Non-Platform software	448,499	451,004	518,911	79%	87%	89%
Total on-premises and SaaS software	$564,751	$517,888	$584,576	100%	100%	100%

(*) The FICO platform software is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.
The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Year Ended September 30,			Percentage of revenues
	2022	2021	2020	2022	2021	2020
	(Dollars in thousands)
Software recognized at a point in time (1)	$75,647	$59,024	$127,666	13%	11%	22%
Software recognized over contract term (2)	489,104	458,864	456,910	87%	89%	78%
Total on-premises and SaaS software	$564,751	$517,888	$584,576	100%	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Year Ended September 30,			Percentage of revenues
	2022	2021	2020	2022	2021	2020
	(Dollars in thousands)
Business-to-business Scores	$475,442	$446,538	$381,929	67%	68%	72%
Business-to-consumer Scores	231,201	207,609	146,618	33%	32%	28%
Total	$706,643	$654,147	$528,547	100%	100%	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 39%, 38% and 33% of our total revenues in fiscal 2022, 2021 and 2020, respectively, with two consumer reporting agencies each contributing more than 10% of our total revenues in fiscal 2022 and 2021, and one contributing more than 10% of our total revenues in fiscal 2020. At September 30, 2022, no individual customer accounted for 10% or more of total consolidated receivables. At September 30, 2021, only one individual customer accounted for 10% or more of total consolidated receivables.
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
Receivables at September 30, 2022 and 2021 consisted of the following:

	September 30,
	2022	2021
	(In thousands)
Billed	$203,351	$198,305
Unbilled	165,386	155,408
	368,737	353,713
Less: allowance for doubtful accounts	(4,218)	(4,154)
Net receivables	364,519	349,559
Less: long-term receivables (*)	(42,109)	(37,452)
Short-term receivables (*)	$322,410	$312,107

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying consolidated balance sheets.
Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2022	2021
	(In thousands)
Allowance for doubtful accounts, beginning balance	$4,154	$5,072
Add: expense	2,300	652
Less: write-offs (net of recoveries)	(2,236)	(1,570)
Allowance for doubtful accounts, ending balance	$4,218	$4,154
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Year Ended September 30,
	2022	2021
	(In thousands)
Deferred revenues, beginning balance	$110,763	$122,141
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(95,286)	(84,735)
Decrease due to divestiture of the C&R business	—	(16,671)
Increases due to billings, excluding amounts recognized as revenue during the period	111,083	90,028
Deferred revenues, ending balance (*)	$126,560	$110,763

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020

(*) Deferred revenues at September 30, 2022 included current portion of $120.0 million and long-term portion of $6.6 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets. Deferred revenues at September 30, 2021 included current portion of $105.4 million and long-term portion of $5.4 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $357.4 million as of September 30, 2022, approximately 52% of which we expect to recognize over the next 18 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $289.0 million as of September 30, 2021.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying consolidated balance sheets, were $53.0 million and $44.9 million at September 30, 2022 and 2021, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income. The amount of amortization was $7.2 million, $6.0 million, and $5.7 million during the years ended September 30, 2022, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.
12. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $8.2 million, $9.8 million and $10.1 million during fiscal 2022, 2021 and 2020, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based on the achievement of certain financial and performance objectives subject to the discretion of management. Total expenses under our employee incentive plans were $55.7 million, $58.1 million and $60.6 million during fiscal 2022, 2021 and 2020, respectively.
13. Restructuring and Impairment Charges
There were no restructuring and impairment charges incurred during fiscal 2022.
During fiscal 2021, we incurred restructuring charges of $8.0 million in employee separation costs due to the elimination of 160 positions throughout the Company. Cash payments for all the employee separation costs were fully paid before the end of our fiscal 2022. There were no impairment charges incurred during fiscal 2021.
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
The following tables summarize our restructuring accruals for employee separation. At September 30, 2021, the balance was classified as current liabilities and recorded in other accrued liabilities within the accompanying consolidated balance sheets.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020

	Year Ended September 30,
	2022	2021
	(In thousands)
Restructuring accrual, beginning balance	$7,856	$8,191
Expense additions	—	7,956
Cash payments	(7,856)	(8,291)
Restructuring accrual, ending balance	$—	$7,856
14. Income Taxes
The provision for income taxes was as follows during fiscal 2022, 2021 and 2020:

	Year ended September 30,
	2022	2021	2020
	(In thousands)
Current:
Federal	$50,403	$43,437	$14,566
State	8,952	7,961	2,180
Foreign	30,597	35,615	12,482
	89,952	87,013	29,228
Deferred:
Federal	8,165	(4,602)	(8,575)
State	507	(948)	(957)
Foreign	(856)	(405)	893
	7,816	(5,955)	(8,639)
Total provision	$97,768	$81,058	$20,589
The foreign provision was based on foreign pre-tax earnings of $136.0 million, $62.1 million and $42.2 million in fiscal 2022, 2021 and 2020, respectively. Current foreign tax expense related to foreign tax withholdings was $9.5 million, $7.5 million and $6.4 million in fiscal 2022, 2021 and 2020, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
Deferred tax assets and liabilities at September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$19,122	$30,311
Compensation benefits	29,344	29,305
Operating lease liabilities	13,065	17,076
Other assets	14,744	16,711
	76,275	93,403
Less: valuation allowance	(16,635)	(28,403)
Total deferred tax assets	59,640	65,000
Deferred tax liabilities:
Intangible assets	(14,263)	(10,518)
Deferred commission	(12,419)	(10,520)
Property and equipment	(327)	(487)
Operating lease right-of-use assets	(8,798)	(11,258)
Other liabilities	(12,030)	(11,668)
Total deferred tax liabilities	(47,837)	(44,451)
Deferred tax assets, net	$11,803	$20,549
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2022.
As of September 30, 2022, we had available U.S. federal net operating loss (“NOL”) carryforwards of approximately $5.4 million. The U.S. federal NOLs were acquired in connection with our acquisitions of Adeptra in fiscal 2012 and Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. Utilization of the U.S. federal NOL is subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. We have available an excess California state research credit of approximately $16.0 million. The California state research credit does not have an expiration date; however, based on enacted law and expected future cash taxes, we have recorded a valuation allowance of $16.0 million. There is approximately $0.6 million of foreign tax credit carryforwards.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before provision for income taxes for fiscal 2022, 2021 and 2020 is shown below:

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Income tax provision at U.S. federal statutory rate	$98,975	$99,360	$53,970
State income taxes, net of U.S. federal benefit	8,359	7,815	4,619
Foreign tax rate differential	3,058	1,490	493
Research credits	(5,932)	(6,795)	(5,868)
Valuation allowance	(11,768)	3,839	5,332
Excess tax benefits relating to share-based compensation	702	(15,573)	(45,086)
GILTI, FDII, BEAT and FTC	(2,491)	(4,958)	7,136
Other	6,865	(4,120)	(7)
Recorded income tax provision	$97,768	$81,058	$20,589
The increase in our income tax provision in fiscal 2022 compared to fiscal 2021 was due to a decrease in excess tax benefits related to share-based compensation.
The increase in our income tax provision in fiscal 2021 compared to fiscal 2020 was due to an increase in pretax book income, of which a large amount was due to the gain on divestiture of C&R business, as well as a decrease in excess tax benefits related to share-based compensation.
As of September 30, 2022, we had approximately $73.7 million of unremitted earnings of non-U.S. subsidiaries. The Company has not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. In the event these earnings are later remitted to the U.S., any estimated withholding tax and state income tax due upon remittance of those earnings is expected to be immaterial to the income tax provision. For jurisdictions not permanently reinvested, the Company expects the net impact of any future repatriations to be immaterial to the Company’s overall tax liability.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$10,897	$7,994	$5,834
Gross increases for tax positions in prior years	593	—	883
Gross decreases for tax positions in prior years	—	(385)	(65)
Gross increases based on tax positions related to the current year	3,250	5,273	2,260
Decreases for settlements and payments	—	(643)	—
Decreases due to statute expiration	(1,760)	(1,342)	(918)
Gross unrecognized tax benefits at end of year	$12,980	$10,897	$7,994

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
We had $13.0 million of total unrecognized tax benefits as of September 30, 2022, including $12.3 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.
We recognize interest expense and penalties related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2022, we had accrued interest of $0.5 million related to the unrecognized tax benefits.
15. Share-Based Employee Benefit Plans
Description of Stock Option and Share Plans
We maintain the 2021 Long-Term Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance of up to 5,900,000 shares of our common stock, plus additional shares that become available due to the expiration, forfeiture or cancellation of awards outstanding under the 2012 Long-Term Incentive Plan. Under the terms of the 2021 Plan, the pool of shares available for issuance may be used for all types of equity awards available under the 2021 Plan, which include stock options, stock appreciation rights, restricted stock awards, stock unit awards and other share-based awards. All employees, consultants and advisors of FICO or any subsidiary, as well as all non-employee directors, are eligible to receive awards under the 2021 Plan. The 2021 Plan will remain in effect until the earliest of the following: all shares subject to the Plan are distributed, the Board terminates the Plan, or the tenth anniversary of the effective date of the Plan.
Stock option awards have a maximum term of ten years. In general, stock option awards and stock unit awards not subject to market or performance conditions vest annually over four years. Stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria. At September 30, 2022, there were 5,270,822 shares available for issuance as new awards under the 2021 Plan.
Description of Employee Stock Purchase Plan
We maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Employees may have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price of FICO common stock on the last trading day of each offering period. Offering period means approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. At September 30, 2022, there were 874,772 shares available for issuance under the 2019 Purchase Plan.
We satisfy stock option exercises, vesting of stock units and the 2019 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $115.4 million, $112.5 million and $93.7 million in fiscal 2022, 2021 and 2020, respectively. The total tax benefit related to this share-based compensation expense was $13.5 million, $14.0 million and $13.2 million in fiscal 2022, 2021 and 2020, respectively. As of September 30, 2022, there was $144.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.22 years.
In fiscal 2022 we received $3.2 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $3.4 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
Share-Based Activity
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2022, 2021 and 2020:

	Year Ended September 30,
	2022			2021			2020
Stock Options:
Weighted-average expected term (years)			4.43			4.47			4.46
Expected volatility (range)	32.9	-	34.1%	33.6	-	34.4%	30.0	-	35.9%
Weighted-average volatility			33.2%			33.9%			30.6%
Risk-free interest rate (range)	1.18	-	2.85%	0.29	-	0.73%	0.36	-	1.68%
Weighted-average expected dividend yield			—%			—%			—%
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
The following table summarizes option activity during fiscal 2022:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2021	226	$205.90
Granted	23	451.70
Exercised	(36)	87.84
Forfeited	(4)	523.43
Outstanding at September 30, 2022	209	$247.56	3.28	$36,373
Exercisable at September 30, 2022	159	$214.74	2.82	$32,118
Vested or expected to vest at September 30, 2022	207	$246.35	3.27	$36,344
The weighted-average fair value of options granted was $134.91, $139.11 and $99.30 during fiscal 2022, 2021 and 2020, respectively. The aggregate intrinsic value of options outstanding at September 30, 2022 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 180,000 outstanding options that had exercise prices lower than the $412.01 market price of our common stock at September 30, 2022. The total intrinsic value of options exercised was $14.5 million, $15.8 million and $132.6 million during fiscal 2022, 2021 and 2020, respectively, determined as of the date of exercise.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2022:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2021	517	$335.16
Granted	224	416.62
Released	(236)	276.82
Forfeited	(90)	401.31
Outstanding at September 30, 2022	415	$398.07
The weighted-average fair value of the RSUs granted was $416.62, $505.70 and $356.66 during fiscal 2022, 2021 and 2020, respectively. The total intrinsic value of the RSUs that vested was $97.3 million, $156.6 million and $159.0 million during fiscal 2022, 2021 and 2020, respectively, determined as of the date of vesting.
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
The following table summarizes the PSUs activity during fiscal 2022:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2021	126	$403.61
Granted	84	407.49
Released	(64)	344.62
Forfeited	(2)	354.18
Outstanding at September 30, 2022	144	$432.73
The weighted-average fair value of the PSUs granted was $407.49, $506.91 and $354.18 during fiscal 2022, 2021 and 2020, respectively. The total intrinsic value of the PSUs that vested was $25.9 million, $34.7 million and $36.5 million during fiscal 2022, 2021 and 2020, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020

Expected volatility in FICO’s stock price	42.3%	41.3%	25.2%
Expected volatility in Russell 3000 Index	23.3%	23.7%	12.9%
Correlation between FICO and the Russell 3000 Index	74.7%	77.5%	64.0%
Risk-free interest rate	0.97%	0.20%	1.67%
Average expected dividend yield	—%	—%	—%
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
The following table summarizes the MSUs activity during fiscal 2022:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2021	63	$541.41
Granted	50	493.66
Released	(19)	206.71
Forfeited	(2)	467.87
Outstanding at September 30, 2022	92	$586.91
The weighted-average fair value of the MSUs granted was $493.66, $471.16 and $249.13 during fiscal 2022, 2021 and 2020, respectively. The total intrinsic value of the MSUs that vested was $7.8 million, $34.5 million and $44.6 million during fiscal 2022, 2021 and 2020, respectively, determined as of the date of vesting.
Employee Stock Purchase Plan
The compensation expense on the employee stock purchase plan arises from the 15% discount offered to participants. During fiscal 2022, a total of 32,528 shares of our common stock with a weighted-average purchase price of $393.95 per share were issued under the 2019 Purchase Plan. During fiscal 2021, a total of 42,402 shares of our common stock with a weighted-average purchase price of $389.61 per share were issued under the 2019 Purchase Plan.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
16. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$373,541	$392,084	$236,411
Denominator — share:
Basic weighted-average shares	26,042	28,734	29,067
Effect of dilutive securities	305	526	865
Diluted weighted-average shares	26,347	29,260	29,932
Earnings per share:
Basic	$14.34	$13.65	$8.13
Diluted	$14.18	$13.40	$7.90
The computation of diluted EPS excludes options to purchase approximately 32,000, 12,000, and 10,000 shares of common stock for fiscal 2022, 2021 and 2020, respectively, because the exercise prices of the options exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.
17. Segment Information
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
Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, evaluates segment financial performance based on segment revenues and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, IT infrastructure, consulting, travel and depreciation. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate broad-based incentive expense, share-based compensation expense, restructuring and acquisition-related expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our CODM does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation amounts are allocated to the segments from their internal cost centers as described above.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
The following tables summarize segment information for fiscal 2022, 2021 and 2020:

	Year Ended September 30, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$564,751	$—	$564,751
Professional services	—	105,876	—	105,876
Scores	706,643	—	—	706,643
Total segment revenues	706,643	670,627	—	1,377,270
Segment operating expense	(83,837)	(485,175)	(148,428)	(717,440)
Segment operating income	$622,806	$185,452	$(148,428)	$659,830
Unallocated share-based compensation expense				(115,355)
Unallocated amortization expense				(2,061)
Operating income				542,414
Unallocated interest expense, net				(68,967)
Unallocated other expense, net				(2,138)
Income before income taxes				$471,309
Depreciation expense	$723	$14,412	$107	$15,242

	Year Ended September 30, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$517,888	$—	$517,888
Professional services	—	144,501	—	144,501
Scores	654,147	—	—	654,147
Total segment revenues	654,147	662,389	—	1,316,536
Segment operating expense	(93,463)	(557,242)	(136,812)	(787,517)
Segment operating income	$560,684	$105,147	$(136,812)	529,019
Unallocated share-based compensation expense				(112,457)
Unallocated amortization expense				(3,255)
Unallocated restructuring and impairment charges				(7,957)
Unallocated gains on product line asset sales and business divestiture				100,139
Operating income				505,489
Unallocated interest expense, net				(40,092)
Unallocated other income, net				7,745
Income before income taxes				$473,142
Depreciation expense	$667	$19,505	$147	$20,319

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020

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

18. Leases
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
The following table presents the lease balances within the accompanying consolidated balance sheets as of September 30, 2022 and 2021:

	Balance Sheet Location	September 30,
		2022	2021
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$36,688	$47,275
Liabilities
Current operating leases	Other accrued liabilities	$19,369	$22,074
Non-current operating leases	Operating lease liabilities	39,192	53,670
Total lease liabilities		$58,561	$75,744
The components of our operating and finance lease expenses were as follows:

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Operating lease cost	$18,426	$19,551	$23,624
Finance lease cost:
Depreciation of lease assets	—	175	2,078
Interest on lease liabilities	—	11	186
Short-term lease cost	201	85	1,171
Variable lease cost	2,091	1,190	3,264
Total lease cost	$20,718	$21,012	$30,323
The following table presents weighted-average remaining lease term and weighted-average discount rates related to our operating leases:

	September 30,
	2022	2021
Weighted-average remaining lease term (in months)	47	53
Weighted-average discount rate	4.01%	3.64%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2022, 2021 and 2020
Supplemental cash flow information related to our operating and finance leases was as follows:

	Year Ended September 30,
	2022	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$22,021	$23,260	$18,801
Operating cash outflow for finance leases	—	11	186
Financing cash outflow for finance leases	—	176	1,716
Lease assets obtained in exchange for new lease liabilities:
Operating leases	7,505	5,413	11,457
Finance leases	—	—	1,387
Future lease payments under our non-cancellable operating leases as of September 30, 2022 were as follows:

(In thousands)
Fiscal 2023	$21,306
Fiscal 2024	15,994
Fiscal 2025	9,320
Fiscal 2026	8,211
Fiscal 2027	5,583
Thereafter	2,604
Total future undiscounted lease payments	63,018
Less imputed interest	(4,457)
Total reported lease liability	$58,561
19. Commitments
In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.
We are also a party to a management agreement with 21 of our executives providing for certain payments and other benefits in the event of a qualified change in control of FICO, coupled with a termination of the officer during the following year.
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
Years Ended September 30, 2022, 2021 and 2020
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
22. Subsequent Event
In October 2022, our Board of Directors approved a new stock repurchase program replacing the previous stock repurchase program. The new program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2022, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Our Director Nominees” in our 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022.
Our current executive officers are as follows:

Name	Positions Held	Age
William J. Lansing	January 2012-present, Chief Executive Officer and member of the Board of Directors of the Company. February 2009-November 2010, Chief Executive Offer and President, Infospace, Inc. 2004-2007, Chief Executive Officer and President, ValueVision Media, Inc. 2001-2003, General Partner, General Atlantic LLC. 2000-2001, Chief Executive Officer, NBC Internet, Inc. 1998-2000, President/Chief Executive Officer, Fingerhut Companies, Inc. 1996-1998, Vice President, Corporate Business Development, General Electric Company. 1996, Executive Vice President, Chief Operating Office, Prodigy, Inc. 1986-1995, various positions, McKinsey & Company, Inc.	64

Michael I. McLaughlin	August 2019-present, Executive Vice President, Chief Financial Officer of the Company. May 2007-August 2019, Managing Director, Head of Technology Corporate Finance of Morgan Stanley. January 2004-May 2007, Managing Director, Head of Enterprise Systems and Supply Chain Coverage of BofA Securities. January 2001-January 2004, Executive Director, Head of Enterprise Hardware and Supply Chain of UBS Investment Bank. 1997-2001, founder and co-Chief Executive Officer of Stampede Ventures, LLC. 1993-1997, Vice President of Montgomery Securities. 1990-1993, Associate of The First Boston Corporation. 1986-1988, Analyst of The First Boston Corporation.	58

Thomas A. Bowers	August 2020-present, Executive Vice President, Corporate Strategy of the Company. September 2019-August 2020, Vice President, Business Consulting of the Company. April 2018-September 2019, Founder and Managing Partner, M Cubed Development, LLC. August 2012-March 2018, Executive Vice President, American Savings Bank. 1987-2012, Senior partner and various positions, McKinsey & Company, Inc.	67

Stephanie Covert	January 2022-present, Executive Vice President, Software of the Company. October 2020-January 2022, Executive Vice President, Sales & Marketing of the Company. June 2016-October 2020, Vice President, Global Sales Operations of the Company. December 2015-May 2016, Vice President, Solution Success of the Company. June 2015-December 2015, Senior Director, Solution Success, Americas & EMEA of the Company. May 2014-June 2015, Senior Director, Solution Success, Americas of the Company. March 2013-May 2014, Senior Director, Sales Operations, Apttus. March 2012-March 2013, Sales Operations Director, Oracle Corporation. June 2007-March 2012, various positions, RightNow Technologies, Inc.	43

Richard S. Deal	November 2015-present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007-November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-August 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	55

Michael S. Leonard	November 2011-present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	58

Mark R. Scadina	February 2009-present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	53

James M. Wehmann	April 2012-present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	57

The required information regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information in our 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022.
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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for Fiscal 2022” and “Executive Compensation” in our 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Persons Transactions” in our 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement to be filed with the SEC within 120 days after September 30, 2022.

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

10.3
Supplemental Indenture dated as of December 17, 2021 by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 4.00% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 17, 2021).

10.4
Fair Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.5
Form of Indemnity Agreement entered into by the Company with the Company’s directors and executive officers. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.6	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.7
Form of Amendment to Management Agreement entered into with certain of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2014.) (1)

10.8
Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.)

10.9	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.10	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.11	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.12
Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.13
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.14
Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended as of March 4, 2020. (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, filed with the SEC on March 6, 2020.) (1)

10.15
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

10.19
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

10.22
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

10.24
Form of Executive Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 8, 2018. (Incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.25
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

10.31
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

10.33
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

10.36	Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2019.) (1)

10.37
Form of Market Share Unit Award Agreement (fiscal 2016 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2015.) (1)

10.38
Form of Market Share Unit Agreement (fiscal 2017 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended December 31, 2016.) (1)

10.39
Form of Market Share Unit Agreement (fiscal 2018 grants) under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 31, 2017.) (1)

10.40	Form of Market Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.41	Letter Agreement dated August 3, 2019 by and between the Company and Michael I. McLaughlin. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2019.) (1)

10.42
Letter Agreement dated August 21, 2019 by and between the Company and Claus Moldt (Incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K for the fiscal year ended September 30, 2019.) (1)

10.43	Fair Isaac Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 4, 2019.) (1)

10.44	Transition Agreement dated August 26, 2020 by and between the Company and Wayne Huyard. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2020.) (1)

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

10.47
Second Amended and Restated Credit Agreement among the Company, Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent dated as of August 19, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2021).

10.48
First Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of October 20, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2021).

10.49	Fair Isaac Corporation 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2021) (1).

10.50
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

10.55
Form of Global Employee Non-Statutory Stock Option Agreement under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.56
Form of Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K for the fiscal year ended September 30, 2021) (1)

10.57	Form of Market Share Unit Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended September 30, 2021) (1)

10.58	Letter Agreement dated January 6, 2022 by and between the Company and Claus Moldt. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2022) (1)

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)Management contract or compensatory plan or arrangement.

*	Filed herewith.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ MICHAEL I. MCLAUGHLIN
Michael I. McLaughlin
Executive Vice President and Chief Financial Officer
DATE: November 9, 2022
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

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 9, 2022
William J. Lansing

/s/ MICHAEL I. MCLAUGHLIN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 9, 2022
Michael I. McLaughlin

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 9, 2022
Michael S. Leonard

/s/ FABIOLA R. ARREDONDO	Director	November 9, 2022
Fabiola R. Arredondo

/s/ BRADEN R. KELLY	Director	November 9, 2022
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 9, 2022
James D. Kirsner

/s/ EVA MANOLIS	Director	November 9, 2022
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 9, 2022
Marc F. McMorris

/s/ JOANNA REES	Director	November 9, 2022
Joanna Rees

/s/ DAVID A. REY	Director	November 9, 2022
David A. Rey