Form 10-Q
period 2022-12-31
FAIR ISAAC CORP
filed 2023-01-26
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
The number of shares of common stock outstanding on January 13, 2023 was 25,154,777 (excluding 63,702,006 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2022	September 30, 2022
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$139,856	$133,202
Accounts receivable, net	308,234	322,410
Prepaid expenses and other current assets	35,732	29,103
Total current assets	483,822	484,715
Marketable securities	26,332	24,515
Other investments	1,206	1,135
Property and equipment, net	14,976	17,580
Operating lease right-of-use assets	32,366	36,688
Goodwill	771,455	761,067
Intangible assets, net	1,742	2,017
Deferred income taxes	20,635	11,803
Other assets	106,159	102,514
Total assets	$1,458,693	$1,442,034
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$16,838	$17,273
Accrued compensation and employee benefits	59,876	97,893
Other accrued liabilities	51,378	66,248
Deferred revenue	126,896	120,045
Current maturities on debt	100,000	30,000
Total current liabilities	354,988	331,459
Long-term debt	1,820,666	1,823,669
Operating lease liabilities	32,400	39,192
Other liabilities	52,734	49,661
Total liabilities	2,260,788	2,243,981
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 25,155 and 25,154 shares outstanding at December 31, 2022 and September 30, 2022, respectively)	252	252
Additional paid-in-capital	1,244,271	1,299,588
Treasury stock, at cost (63,702 and 63,703 shares at December 31, 2022 and September 30, 2022, respectively)	(4,996,624)	(4,935,769)
Retained earnings	3,056,327	2,958,684
Accumulated other comprehensive loss	(106,321)	(124,702)
Total stockholders’ deficit	(802,095)	(801,947)
Total liabilities and stockholders’ deficit	$1,458,693	$1,442,034
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2022	2021
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$144,560	$126,338
Professional services	22,322	26,536
Scores	177,988	169,487
Total revenues	344,870	322,361
Operating expenses:
Cost of revenues	76,569	69,203
Research and development	36,633	38,980
Selling, general and administrative	92,995	98,048
Amortization of intangible assets	275	544
Gain on product line asset sale	(1,941)	—
Total operating expenses	204,531	206,775
Operating income	140,339	115,586
Interest expense, net	(22,800)	(12,195)
Other income, net	364	1,429
Income before income taxes	117,903	104,820
Provision for income taxes	20,260	19,861
Net income	97,643	84,959
Other comprehensive income (loss):
Foreign currency translation adjustments	18,381	(2,138)
Comprehensive income	$116,024	$82,821
Earnings per share:
Basic	$3.90	$3.13
Diluted	$3.84	$3.09
Shares used in computing earnings per share:
Basic	25,045	27,167
Diluted	25,443	27,524

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2022	25,154	$252	$1,299,588	$(4,935,769)	$2,958,684	$(124,702)	$(801,947)
Share-based compensation	—	—	29,702	—	—	—	29,702
Issuance of treasury stock under employee stock plans	180	2	(85,019)	14,147	—	—	(70,870)
Repurchases of common stock	(179)	(2)	—	(75,002)	—	—	(75,004)
Net income	—	—	—	—	97,643	—	97,643
Foreign currency translation adjustments	—	—	—	—	—	18,381	18,381
Balance at December 31, 2022	25,155	$252	$1,244,271	$(4,996,624)	$3,056,327	$(106,321)	$(802,095)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2021	27,568	$276	$1,237,348	$(3,857,855)	$2,585,143	$(75,854)	$(110,942)
Share-based compensation	—	—	29,878	—	—	—	29,878
Issuance of treasury stock under employee stock plans	185	1	(58,861)	12,386	—	—	(46,474)
Repurchases of common stock	(1,244)	(12)	—	(493,570)	—	—	(493,582)
Net income	—	—	—	—	84,959	—	84,959
Foreign currency translation adjustments	—	—	—	—	—	(2,138)	(2,138)
Balance at December 31, 2021	26,509	$265	$1,208,365	$(4,339,039)	$2,670,102	$(77,992)	$(538,299)

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$97,643	$84,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,280	5,227
Share-based compensation	29,702	29,878
Deferred income taxes	(8,507)	3,905
Net loss on marketable securities	348	592
Non-cash operating lease costs	3,779	4,115
Provision for doubtful accounts	369	325
Gain on product line asset sale	(1,941)	—
Net loss on sales and abandonment of property and equipment	16	51
Changes in operating assets and liabilities:
Accounts receivable	8,704	58,428
Prepaid expenses and other assets	(5,823)	157
Accounts payable	168	(268)
Accrued compensation and employee benefits	(37,883)	(40,335)
Other liabilities	(7,955)	(14,904)
Deferred revenue	9,540	(7,249)
Net cash provided by operating activities	92,440	124,881
Cash flows from investing activities:
Purchases of property and equipment	(850)	(895)
Proceeds from sales of marketable securities	2,393	129
Purchases of marketable securities	(4,558)	(2,763)
Proceeds from product line asset sales, net of cash transferred	(7,575)	2,257
Net cash used in investing activities	(10,590)	(1,272)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	169,000	620,000
Payments on revolving line of credit and term loan	(102,750)	(788,000)
Proceeds from issuance of senior notes	—	550,000
Payments on debt issuance costs	—	(8,200)
Proceeds from issuance of treasury stock under employee stock plans	1,995	550
Taxes paid related to net share settlement of equity awards	(72,865)	(47,024)
Repurchases of common stock	(75,004)	(482,755)
Net cash used in financing activities	(79,624)	(155,429)
Effect of exchange rate changes on cash	4,428	(1,377)
Increase (decrease) in cash and cash equivalents	6,654	(33,197)
Cash and cash equivalents, beginning of period	133,202	195,354
Cash and cash equivalents, end of period	$139,856	$162,157
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $8 and $72 during the quarters ended December 31, 2022 and 2021, respectively	$13,412	$1,570
Cash paid for interest	$37,730	$19,396
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$37	$67
Unsettled repurchases of common stock	$—	$18,870
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in nearly 120 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO® Scores — the standard measure in the U.S. of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of December 31, 2022 and September 30, 2022.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2022 and September 30, 2022.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2022 and September 30, 2022.
The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2022 and September 30, 2022:

December 31, 2022	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2022
	(In thousands)
Assets:
Cash equivalents (1)	$18,166	$18,166
Marketable securities (2)	26,332	26,332
Total	$44,498	$44,498

September 30, 2022	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2022
	(In thousands)
Assets:
Cash equivalents (1)	$19,314	$19,314
Marketable securities (2)	24,515	24,515
Total	$43,829	$43,829

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at December 31, 2022 and September 30, 2022. Not included in these tables are cash deposits of $121.7 million and $113.9 million at December 31, 2022 and September 30, 2022, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at December 31, 2022 and September 30, 2022.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters ended December 31, 2022 and 2021.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2022 and September 30, 2022:

	December 31, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,100	$10,766	$—
Buy foreign currency:
British pound (GBP)	GBP	7,072	$8,500	$—
Singapore dollar (SGD)	SGD	4,688	$3,500	$—

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	$—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	$—
Singapore dollar (SGD)	SGD	6,169	$4,300	$—
The foreign currency forward contracts were entered into on December 31, 2022 and September 30, 2022; therefore, their fair value was $0 on each of these dates.
Gains on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended December 31,
	2022	2021
	(In thousands)
Gains on foreign currency forward contracts	$1,304	$562

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended December 31,
	2022	2021
	(In thousands)
Completed technology	$125	$125
Customer contracts and relationships	150	419
Total	$275	$544

Estimated future intangible asset amortization expense associated with intangible assets existing at December 31, 2022 was as follows:

Year Ending September 30,	(In thousands)
2023 (excluding the quarter ended December 31, 2022)	$825
2024	917
Total	$1,742
The following table summarizes changes to goodwill during the quarter ended December 31, 2022, both in total and as allocated to our segments. We have not recognized any goodwill impairment losses to date.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2022	$146,648	$614,419	$761,067
Foreign currency translation adjustment	—	10,388	10,388
Balance at December 31, 2022	$146,648	$624,807	$771,455
5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
	(In thousands)
Property and equipment, net:
Property and equipment	$112,926	$112,411
Less: accumulated depreciation and amortization	(97,950)	(94,831)
Total	$14,976	$17,580

Other accrued liabilities:
Interest payable	$6,349	$21,314
Current operating leases	18,360	19,369
Other	26,669	25,565
Total	$51,378	$66,248

6. Revolving Line of Credit and Term Loan
We have a $600 million unsecured revolving line of credit and a $300 million unsecured term loan with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and term loan can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. In November 2022, we amended our credit agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and term loan contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
As of December 31, 2022, we had $350.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.817%, and $285.0 million in outstanding balance of the term loan at an interest rate of 6.051%, of which $535.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit agreement as of December 31, 2022.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of December 31, 2022.
The following table presents the face values and fair values for the Senior Notes at December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$390,000	$400,000	$381,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	812,250	900,000	767,250
Total	$1,300,000	$1,202,250	$1,300,000	$1,148,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $13.6 million and $14.3 million at December 31, 2022 and September 30, 2022, respectively.

8. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended December 31, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$173,297	$117,830	$291,127	85%
Europe, Middle East and Africa	1,348	30,992	32,340	9%
Asia Pacific	3,343	18,060	21,403	6%
Total	$177,988	$166,882	$344,870	100%

	Quarter Ended December 31, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$165,712	$99,185	$264,897	82%
Europe, Middle East and Africa	1,493	37,398	38,891	12%
Asia Pacific	2,282	16,291	18,573	6%
Total	$169,487	$152,874	$322,361	100%

The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Quarter Ended December 31,		Percentage of revenues
	2022	2021	2022	2021
	(Dollars in thousands)
On-premises software	$64,922	$57,295	45%	45%
SaaS software	79,638	69,043	55%	55%
Total on-premises and SaaS software	$144,560	$126,338	100%	100%
The following table provides information about disaggregated revenue for our Software segment by product features:

	Quarter Ended December 31,		Percentage of revenues
	2022	2021	2022	2021
	(Dollars in thousands)
Platform software (*)	$30,828	$22,072	21%	17%
Non-platform software	113,732	104,266	79%	83%
Total on-premises and SaaS software	$144,560	$126,338	100%	100%

(*) The FICO platform software is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.

The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Quarter Ended December 31,		Percentage of revenues
	2022	2021	2022	2021
	(Dollars in thousands)
Software recognized at a point in time (1)	$11,803	$7,159	8%	6%
Software recognized over contract term (2)	132,757	119,179	92%	94%
Total on-premises and SaaS software	$144,560	$126,338	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended December 31,		Percentage of revenues
	2022	2021	2022	2021
	(Dollars in thousands)
Business-to-business Scores	$124,905	$112,968	70%	67%
Business-to-consumer Scores	53,083	56,519	30%	33%
Total	$177,988	$169,487	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 36% and 38% of our total revenues in the quarters ended December 31, 2022 and 2021, respectively, with two consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended December 31, 2022 and 2021.
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
Receivables at December 31, 2022 and September 30, 2022 consisted of the following:

	December 31, 2022	September 30, 2022
	(In thousands)
Billed	$183,266	$203,351
Unbilled	175,200	165,386
	358,466	368,737
Less: allowance for doubtful accounts	(4,218)	(4,218)
Net receivables	354,248	364,519
Less: long-term receivables (*)	(46,014)	(42,109)
Short-term receivables (*)	$308,234	$322,410

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Quarter Ended December 31, 2022
(In thousands)
Deferred revenues, beginning balance (*)	$126,560
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(55,674)
Increases due to billings, excluding amounts recognized as revenue during the period	62,702
Deferred revenues, ending balance (*)	$133,588

(*) Deferred revenues at December 31, 2022 included current portion of $126.9 million and long-term portion of $6.7 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $406.8 million as of December 31, 2022, approximately 51% of which we expect to recognize over the next 17 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $357.4 million as of September 30, 2022.
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 17.2% and 18.9% during the quarters ended December 31, 2022 and 2021, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the quarters ended December 31, 2022 and 2021 were both favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The increase in stock price for awards that vested in December 2022 resulted in an increased net excess tax benefit for the quarter ended December 31, 2022, as compared to the quarter ended December 31, 2021.
A provision enacted as part of the 2017 Tax Cuts and Jobs Act requires companies to capitalize research and experimental expenditures for tax purposes. The provision is effective for fiscal years beginning after December 31, 2021, which means that it was effective for our fiscal year beginning October 1, 2022. While this provision is not expected to have a material impact on our fiscal 2023 effective tax rate, we expect our fiscal 2023 cash tax payments and related deferred tax asset positions to increase significantly compared to fiscal 2022.

The total unrecognized tax benefit for uncertain tax positions was estimated to be $13.8 million and $13.0 million at December 31, 2022 and September 30, 2022, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $0.7 million and $0.5 million related to unrecognized tax benefits as of December 31, 2022 and September 30, 2022, respectively.
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
We also maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Eligible employees may elect to have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price of FICO common stock on the last trading day of each offering period. Offering period means the approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. No shares were purchased under the 2019 Purchase Plan during the quarter ended December 31, 2022.
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2022:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2022	415	$398.07
Granted	149	610.04
Released	(146)	349.76
Forfeited	(18)	420.56
Outstanding at December 31, 2022	400	$493.36
Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2022:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2022	144	$432.73
Granted	30	615.45
Released	(66)	428.90
Forfeited	(10)	436.82
Outstanding at December 31, 2022	98	$490.75

Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2022:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2022	92	$586.91
Granted	58	733.42
Released	(69)	502.41
Forfeited	(7)	642.47
Outstanding at December 31, 2022	74	$773.82
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2022:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2022	209	$247.56
Granted	2	615.45
Exercised	(20)	102.15
Outstanding at December 31, 2022	191	$266.44	3.35	$63,594
Exercisable at December 31, 2022	164	$236.68	3.00	$59,350
Vested or expected to vest at December 31, 2022	190	$264.95	3.33	$63,366

11. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2022 and 2021:

	Quarter Ended December 31,
	2022	2021
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$97,643	$84,959
Denominator — share:
Basic weighted-average shares	25,045	27,167
Effect of dilutive securities	398	357
Diluted weighted-average shares	25,443	27,524
Earnings per share:
Basic	$3.90	$3.13
Diluted	$3.84	$3.09
Anti-dilutive share-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

12. Segment Information
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services to a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
•Scores. This segment includes our business-to-business (“B2B”) scoring solutions and services which give our clients access to predictive credit and other scores that can be easily integrated into their transaction streams and decision-making processes. This segment also includes our business-to-consumer (“B2C”) scoring solutions, including our myFICO.com subscription offerings.
•Software. This segment includes pre-configured analytic and decision management solutions designed for a specific type of business need or process — such as account origination, customer management, customer engagement, fraud detection, and marketing — as well as associated professional services. This segment also includes FICO® Platform, a modular software offering designed to support advanced analytic and decision use cases, as well as stand-alone analytic and decisioning software that can be configured by our customers to address a wide variety of business use cases. These offerings are available to our customers as SaaS or as on-premises software.
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
The following tables summarize segment information for the quarters ended December 31, 2022 and 2021:

	Quarter Ended December 31, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$144,560	$—	$144,560
Professional services	—	22,322	—	22,322
Scores	177,988	—	—	177,988
Total segment revenues	177,988	166,882	—	344,870
Segment operating expense	(21,296)	(121,117)	(34,082)	(176,495)
Segment operating income	$156,692	$45,765	$(34,082)	168,375
Unallocated share-based compensation expense				(29,702)
Unallocated amortization expense				(275)
Unallocated gain on product line asset sale				1,941
Operating income				140,339
Unallocated interest expense, net				(22,800)
Unallocated other income, net				364
Income before income taxes				$117,903
Depreciation expense	$151	$2,974	$22	$3,147

	Quarter Ended December 31, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$126,338	$—	$126,338
Professional services	—	26,536	—	26,536
Scores	169,487	—	—	169,487
Total segment revenues	169,487	152,874	—	322,361
Segment operating expense	(21,164)	(118,037)	(37,152)	(176,353)
Segment operating income	$148,323	$34,837	$(37,152)	146,008
Unallocated share-based compensation expense				(29,878)
Unallocated amortization expense				(544)
Operating income				115,586
Unallocated interest expense, net				(12,195)
Unallocated other income, net				1,429
Income before income taxes				$104,820
Depreciation expense	$192	$3,877	$29	$4,098

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, share repurchases, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations or strategic divestitures; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products and services, their characteristics, performance, sales potential or effect in use by customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and in subsequent filings with the SEC. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
OVERVIEW
We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in nearly 120 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO® Scores — the standard measure in the U.S. of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
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
Our Software segment includes pre-configured analytic and decision management solutions designed for a specific type of business need or process — such as account origination, customer management, customer engagement, fraud detection, and marketing — as well as associated professional services. This segment also includes FICO® Platform, a modular software offering designed to support advanced analytic and decision use cases, as well as stand-alone analytic and decisioning software that can be configured by our customers to address a wide variety of business use cases. Our offerings are available to our customers as software-as-a-service (“SaaS”) or as on-premises software.

Highlights from the quarter ended December 31, 2022
•Total revenue was $344.9 million during the quarter ended December 31, 2022, a 7% increase from the quarter ended December 31, 2021.
•Total revenue for our Scores segment was $178.0 million during the quarter ended December 31, 2022, a 5% increase from the quarter ended December 31, 2021.
•Annual Recurring Revenue for our Software segment as of December 31, 2022 was $582.9 million, an 11% increase from December 31, 2021.
•Dollar-Based Net Retention Rate for our Software segment was 110% during the quarter ended December 31, 2022.
•Operating income was $140.3 million during the quarter ended December 31, 2022, a 21% increase from the quarter ended December 31, 2021.
•Net income was $97.6 million during the quarter ended December 31, 2022, a 15% increase from the quarter ended December 31, 2021.
•Diluted EPS was $3.84 during the quarter ended December 31, 2022, a 24% increase from the quarter ended December 31, 2021.
•Cash flows from operations were $92.4 million during the quarter ended December 31, 2022, compared with $124.9 million during the quarter ended December 31, 2021.
•Cash and cash equivalents were $139.9 million as of December 31, 2022, compared with $133.2 million as of September 30, 2022.
•Total debt balance was $1.9 billion as of December 31, 2022 and September 30, 2022.
•Total share repurchases during the quarter ended December 31, 2022 were $75.0 million, compared with $493.6 million during the quarter ended December 31, 2021.
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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended December 31,
	2022	2021
	(In millions)
Total on-premises and SaaS software (*)	$21.5	$16.4

(*) During the quarter ended December 31, 2022, we sold certain assets related to our Siron compliance business. The amounts above exclude this product line for all periods presented.

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
The following table summarizes our ARR for on-premises and SaaS software at each of the dates presented:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
ARR (*)	(In millions)
Platform (**)	$58.2	$66.0	$73.6	$90.9	$95.4	$107.2	$113.1	$132.8
Non-platform	418.5	425.6	427.7	433.4	430.6	432.3	437.0	450.1
Total	$476.7	$491.6	$501.3	$524.3	$526.0	$539.5	$550.1	$582.9

Percentage
Platform	12%	13%	15%	17%	18%	20%	21%	23%
Non-platform	88%	87%	85%	83%	82%	80%	79%	77%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	48%	58%	61%	71%	64%	62%	54%	46%
Non-platform	(4)%	1%	—%	3%	3%	2%	2%	4%
Total	—%	6%	6%	11%	10%	10%	10%	11%

(*) During the quarter ended December 31, 2022, we sold certain assets related to our Siron compliance business, and during fiscal 2021, we divested our Collections and Recovery (“C&R”) business. The amounts and percentages above exclude this product line and business at all dates presented.
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

The following table summarizes our DBNRR for on-premises and SaaS software for each of the periods presented:

	Quarter Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
DBNRR (*)
Platform	134%	142%	146%	146%	144%	137%	129%	130%
Non-platform	95%	100%	100%	102%	102%	101%	101%	103%
Total	99%	104%	105%	109%	109%	109%	109%	110%

(*) During the quarter ended December 31, 2022, we sold certain assets related to our Siron compliance business, and during fiscal 2021, we divested our C&R business. The percentages above exclude this product line and business for all periods presented.

RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, are set forth in Note 8 and Note 12 to the accompanying condensed consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2022 and 2021:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021	2022	2021
	(In thousands)				(In thousands)
Scores	$177,988	$169,487	52%	53%	$8,501	5%
Software	166,882	152,874	48%	47%	14,008	9%
Total	$344,870	$322,361	100%	100%	22,509	7%
Scores
Scores segment revenues increased $8.5 million due to an increase of $11.9 million in our business-to-business scores revenue, partially offset by a decrease of $3.4 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a multi-year license renewal, higher unit prices across several business-to-business offerings and an increase in unsecured credit originations volume, partially offset by a decrease in mortgage originations volume during the quarter ended December 31, 2022. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2022	2021
	(In thousands)		(In thousands)
On-premises and SaaS software	$144,560	$126,338	$18,222	14%
Professional services	22,322	26,536	(4,214)	(16)%
Total	$166,882	$152,874	14,008	9%

Software segment revenues increased $14.0 million due to an $18.2 million increase in our on-premises and SaaS software revenue, partially offset by a $4.2 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was attributable to a $9.4 million increase in our non-platform software revenue and an $8.8 million increase in our platform software revenue. The decrease in services revenue was primarily attributable to our strategic shift to emphasize software over services.
Operating Expenses and Other Income, Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2022 and 2021:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2022	2021	2022	2021
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$344,870	$322,361	100%	100%	$22,509	7%
Operating expenses:
Cost of revenues	76,569	69,203	22%	21%	7,366	11%
Research and development	36,633	38,980	11%	12%	(2,347)	(6)%
Selling, general and administrative	92,995	98,048	27%	31%	(5,053)	(5)%
Amortization of intangible assets	275	544	—%	—%	(269)	(49)%
Gain on product line asset sale	(1,941)	—	(1)%	—%	(1,941)	—%
Total operating expenses	204,531	206,775	59%	64%	(2,244)	(1)%
Operating income	140,339	115,586	41%	36%	24,753	21%
Interest expense, net	(22,800)	(12,195)	(7)%	(4)%	(10,605)	87%
Other income, net	364	1,429	—%	—%	(1,065)	(75)%
Income before income taxes	117,903	104,820	34%	32%	13,083	12%
Provision for income taxes	20,260	19,861	6%	6%	399	2%
Net income	$97,643	$84,959	28%	26%	12,684	15%
Number of employees at quarter end	3,305	3,516			(211)	(6)%

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
The quarter-over-prior year quarter increase in cost of revenues of $7.4 million was primarily attributable to a $9.2 million increase in personnel and labor costs and a $0.5 million increase in travel costs, partially offset by a $2.2 million decrease in direct materials costs. The increase in personnel and labor costs was primarily attributable to increases in employee time allocated to cost of revenues and headcount. The increase in travel costs was primarily attributable to relaxed COVID-19 related restrictions. The decrease in direct materials costs was primarily attributable to a decrease in telecommunications costs to support FICO® Customer Communications Services revenue and a decrease in credit bureau data costs associated with decreased business-to-consumer scoring solutions revenue through the myFICO.com website. Cost of revenues as a percentage of revenues increased to 22% during the quarter ended December 31, 2022 from 21% during the quarter ended December 31, 2021, primarily due to an increase in personnel and labor costs.

Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter decrease in research and development expenses of $2.3 million was primarily attributable to a $2.8 million decrease in personnel and labor costs as a result of decreased headcount, partially offset by a $0.5 million increase in software royalty fees. Research and development expenses as a percentage of revenues decreased to 11% during the quarter ended December 31, 2022 from 12% during the quarter ended December 31, 2021.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter decrease in selling, general and administrative expenses of $5.1 million was primarily attributable to a $5.5 million decrease in personnel and labor costs and a $2.6 million decrease in facilities and infrastructure costs, partially offset by a $1.5 million increase in travel costs and a $1.1 million increase in marketing costs. The decrease in personnel and labor costs was primarily a result of decreases in employee time allocated to these expenses and headcount. The decrease in facilities and infrastructure costs was primarily attributable to a favorable adjustment from the termination of an office lease related to our consolidation of office space. The increases in travel and marketing costs were primarily driven by increased advertising costs and increased travel for marketing and communication events as certain COVID-19 related restrictions have been relaxed. Selling, general and administrative expenses as a percentage of revenues decreased to 27% during the quarter ended December 31, 2022 from 31% during the quarter ended December 31, 2021.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are amortized using the straight-line method over periods ranging from five to ten years.
Amortization expense was $0.3 million during the quarter ended December 31, 2022 compared to $0.5 million during the quarter ended December 31, 2021.
Gain on Product Line Asset Sale
The $1.9 million gain on product line asset sale during the quarter ended December 31, 2022 was attributable to the sale of certain assets related to our Siron compliance business in the quarter ended December 31, 2022.
Interest Expense, Net
Interest expense includes interest on the senior notes issued in December 2021, December 2019 and May 2018, as well as interest and credit agreement fees on the revolving line of credit and term loan. On our condensed consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter-over-prior year quarter increase in interest expense of $10.6 million was primarily attributable to a higher average outstanding debt balance, as well as a higher average interest rate on our revolving line of credit and term loan during the quarter ended December 31, 2022.
Other Income, Net
Other income, net consists primarily of unrealized investment gains/losses and realized gains/losses on certain investments classified as trading securities, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The quarter-over-prior year quarter decrease in other income, net of $1.1 million was primarily attributable to an increase in foreign currency exchange losses and a decrease in dividend income on investments classified as trading securities in our supplemental retirement and savings plan.

Provision for Income Taxes
The effective income tax rate was 17.2% and 18.9% during the quarters ended December 31, 2022 and 2021, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the quarters ended December 31, 2022 and 2021 were both favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The increase in stock price for awards that vested in December 2022 resulted in an increased net excess tax benefit for the quarter ended December 31, 2022, as compared to the quarter ended December 31, 2021.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2022 and 2021.

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2022	2021
	(In thousands)		(In thousands)
Scores	$156,692	$148,323	$8,369	6%
Software	45,765	34,837	10,928	31%
Unallocated corporate expenses	(34,082)	(37,152)	3,070	(8)%
Total segment operating income	168,375	146,008	22,367	15%
Unallocated share-based compensation	(29,702)	(29,878)	176	(1)%
Unallocated amortization expense	(275)	(544)	269	(49)%
Unallocated gain on product line asset sale	1,941	—	1,941	—%
Operating income	$140,339	$115,586	24,753	21%

	Scores				Software
	Quarter Ended December 31,		Percentage of Revenues		Quarter Ended December 31,		Percentage of Revenues
	2022	2021	2022	2021	2022	2021	2022	2021
	(In thousands)				(In thousands)
Segment revenues	$177,988	$169,487	100%	100%	$166,882	$152,874	100%	100%
Segment operating expense	(21,296)	(21,164)	(12)%	(12)%	(121,117)	(118,037)	(73)%	(77)%
Segment operating income	$156,692	$148,323	88%	88%	$45,765	$34,837	27%	23%
The quarter-over-prior year quarter increase in operating income of $24.8 million was primarily attributable to a $22.5 million increase in segment revenues, a $3.1 million decrease in corporate expenses, and a $1.9 million gain on product line asset sale during the quarter ended December 31, 2022, partially offset by a $3.2 million increase in segment operating expenses.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $22.4 million was the result of a $10.9 million increase in our Software segment operating income, an $8.4 million increase in our Scores segment operating income, and a $3.1 million decrease in corporate expenses.
The quarter-over-prior year quarter increase in Scores segment operating income of $8.4 million was due to an $8.5 million increase in segment revenue, partially offset by a $0.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with the quarter ended December 31, 2021.

The quarter-over-prior year quarter increase in Software segment operating income of $10.9 million was due to a $14.0 million increase in segment revenue, partially offset by a $3.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software increased to 27% from 23%, primarily attributable to an increase in higher-margin license revenue recognized at a point in time and a decrease in sales of our lower-margin professional services.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2022, we had $139.9 million in cash and cash equivalents, which included $117.0 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on our term loan due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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
Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2022	2021
	(In thousands)
Cash provided by (used in):
Operating activities	$92,440	$124,881	$(32,441)
Investing activities	(10,590)	(1,272)	(9,318)
Financing activities	(79,624)	(155,429)	75,805
Effect of exchange rate changes on cash	4,428	(1,377)	5,805
Increase (decrease) in cash and cash equivalents	$6,654	$(33,197)	39,851
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $92.4 million during the quarter ended December 31, 2022 from $124.9 million during the quarter ended December 31, 2021. The $32.4 million decrease was attributable to the timing of receipts and payments in our ordinary course of business that contributed $29.1 million of the decrease and a $16.0 million decrease in non-cash items. The decrease was partially offset by a $12.7 million increase in net income.

Cash Flows from Investing Activities
Net cash used in investing activities increased to $10.6 million for the quarter ended December 31, 2022 from $1.3 million for the quarter ended December 31, 2021. The $9.3 million increase was primarily attributable to a $9.8 million decrease in cash proceeds from the product line asset sales, net of cash transferred.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $79.6 million for the quarter ended December 31, 2022 from $155.4 million for the quarter ended December 31, 2021. The $75.8 million decrease was primarily attributable to a $407.8 million decrease in repurchases of common stock and a $234.3 million decrease in payments, net of proceeds, on our revolving line of credit, partially offset by a $550.0 million decrease in proceeds from the issuance of senior notes and a $25.8 million increase in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In October 2022, our Board of Directors approved a new stock repurchase program replacing our previously authorized program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
During the quarters ended December 31, 2022 and 2021, we expended $75.0 million and $493.6 million, respectively, under our previously authorized stock repurchase programs and the October 2022 program. As of December 31, 2022, we had $451.1 million remaining under the October 2022 program.
Revolving Line of Credit and Term Loan
We have a $600 million unsecured revolving line of credit and a $300 million unsecured term loan with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and term loan can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. In November 2022, we amended our credit agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and term loan contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
As of December 31, 2022, we had $350.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.817%, and $285.0 million in outstanding balance of the term loan at an interest rate of 6.051%, of which $535.0 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit agreement as of December 31, 2022.

Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of December 31, 2022, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

CRITICAL ACCOUNTING ESTIMATES
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
Goodwill and Other Long-Lived Assets - Impairment Assessment
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
Our other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted projected cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our other long-lived assets could occur.
As discussed above, while we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our impairment assessments for our goodwill and other long-lived assets. Historically, there have been no significant changes in our estimates or assumptions that would have had a material impact for our goodwill or other long-lived assets impairment assessment. We believe our projected operating results and cash flows would need to be significantly less favorable to have a material impact on our impairment assessment. However, based upon our historical experience with operations, we do not believe there is a reasonable likelihood of a significant change in our projections.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2022 and September 30, 2022:

	December 31, 2022			September 30, 2022
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$139,856	$139,856	2.41%	$133,202	$133,202	1.23%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	390,000	400,000	381,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	812,250	900,000	767,250
Total	$1,300,000	$1,202,250	$1,300,000	$1,148,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $13.6 million and $14.3 million at December 31, 2022 and September 30, 2022, respectively.
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of December 31, 2022, we had $350.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.817% and $285.0 million in outstanding balance of the term loan at an interest rate of 6.051%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2022 and September 30, 2022:

	December 31, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	10,100	$10,766	$—
Buy foreign currency:
British pound (GBP)	GBP	7,072	$8,500	$—
Singapore dollar (SGD)	SGD	4,688	$3,500	$—

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	$—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	$—
Singapore dollar (SGD)	SGD	6,169	$4,300	$—
The foreign currency forward contracts were entered into on December 31, 2022 and September 30, 2022, respectively; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2022 (our “Annual Report on Form 10-K”). The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2022 through October 31, 2022	180,343	$417.65	179,637	$451,060,533
November 1, 2022 through November 30, 2022	28	$485.11	—	$451,060,533
December 1, 2022 through December 31, 2022	117,862	$615.42	—	$451,060,533
	298,233	$495.82	179,637	$451,060,533

(1)Includes 118,596 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2022.
(2)In October 2022, our Board of Directors approved a new stock repurchase program replacing our previously authorized January 2022 program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
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

10.1 *
Second Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of November 3, 2022.

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

FAIR ISAAC CORPORATION

DATE:	January 26, 2023

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Vice President and Interim Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 26, 2023

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)