Form 10-Q
period 2023-03-31
FAIR ISAAC CORP
filed 2023-04-27
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
The number of shares of common stock outstanding on April 14, 2023 was 24,993,116 (excluding 63,863,667 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	September 30, 2022
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	137,771	133,202
Accounts receivable, net	338,239	322,410
Prepaid expenses and other current assets	45,316	29,103
Total current assets	521,326	484,715
Marketable securities	29,580	24,515
Other investments	1,232	1,135
Property and equipment, net	13,664	17,580
Operating lease right-of-use assets	29,638	36,688
Goodwill	774,330	761,067
Intangible assets, net	1,467	2,017
Deferred income taxes	30,618	11,803
Other assets	100,576	102,514
Total assets	$1,502,431	$1,442,034
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	13,915	$17,273
Accrued compensation and employee benefits	65,863	97,893
Other accrued liabilities	68,152	66,248
Deferred revenue	118,348	120,045
Current maturities on debt	107,000	30,000
Total current liabilities	373,278	331,459
Long-term debt	1,817,663	1,823,669
Operating lease liabilities	28,825	39,192
Other liabilities	53,458	49,661
Total liabilities	2,273,224	2,243,981
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 25,016 and 25,154 shares outstanding at March 31, 2023 and September 30, 2022, respectively)	250	252
Additional paid-in-capital	1,281,270	1,299,588
Treasury stock, at cost (63,841 and 63,703 shares at March 31, 2023 and September 30, 2022, respectively)	(5,110,421)	(4,935,769)
Retained earnings	3,157,877	2,958,684
Accumulated other comprehensive loss	(99,769)	(124,702)
Total stockholders’ deficit	(770,793)	(801,947)
Total liabilities and stockholders’ deficit	$1,502,431	$1,442,034
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$154,584	$149,088	$299,144	$275,426
Professional services	27,175	24,365	49,497	50,901
Scores	198,507	183,742	376,495	353,229
Total revenues	380,266	357,195	725,136	679,556
Operating expenses:
Cost of revenues	79,806	71,794	156,375	140,997
Research and development	40,266	36,387	76,899	75,367
Selling, general and administrative	100,158	96,414	193,153	194,462
Amortization of intangible assets	275	543	550	1,087
Gain on product line asset sale	—	—	(1,941)	—
Total operating expenses	220,505	205,138	425,036	411,913
Operating income	159,761	152,057	300,100	267,643
Interest expense, net	(23,897)	(17,211)	(46,697)	(29,406)
Other income (expense), net	1,605	(2,361)	1,969	(932)
Income before income taxes	137,469	132,485	255,372	237,305
Provision for income taxes	35,919	28,102	56,179	47,963
Net income	101,550	104,383	199,193	189,342
Other comprehensive income (loss):
Foreign currency translation adjustments	6,552	(3,207)	24,933	(5,345)
Comprehensive income	$108,102	$101,176	$224,126	$183,997
Earnings per share:
Basic	$4.04	$3.99	$7.94	$7.10
Diluted	$4.00	$3.95	$7.83	$7.02
Shares used in computing earnings per share:
Basic	25,116	26,145	25,080	26,662
Diluted	25,419	26,421	25,431	26,978

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2022	25,155	$252	$1,244,271	$(4,996,624)	$3,056,327	$(106,321)	$(802,095)
Share-based compensation	—	—	27,053	—	—	—	27,053
Issuance of treasury stock under employee stock plans	32	—	9,946	2,468	—	—	12,414
Repurchases of common stock	(171)	(2)	—	(116,265)	—	—	(116,267)
Net income	—	—	—	—	101,550	—	101,550
Foreign currency translation adjustments	—	—	—	—	—	6,552	6,552
Balance at March 31, 2023	25,016	$250	$1,281,270	$(5,110,421)	$3,157,877	$(99,769)	$(770,793)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2021	26,509	$265	$1,208,365	$(4,339,039)	$2,670,102	$(77,992)	$(538,299)
Share-based compensation	—	—	27,936	—	—	—	27,936
Issuance of treasury stock under employee stock plans	52	1	5,979	3,762	—	—	9,742
Repurchases of common stock	(579)	(6)	—	(263,965)	—	—	(263,971)
Net income	—	—	—	—	104,383	—	104,383
Foreign currency translation adjustments	—	—	—	—	—	(3,207)	(3,207)
Balance at March 31, 2022	25,982	$260	$1,242,280	$(4,599,242)	$2,774,485	$(81,199)	$(663,416)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2022	25,154	$252	$1,299,588	$(4,935,769)	$2,958,684	$(124,702)	$(801,947)
Share-based compensation	—	—	56,755	—	—	—	56,755
Issuance of treasury stock under employee stock plans	212	2	(75,073)	16,615	—	—	(58,456)
Repurchases of common stock	(350)	(4)	—	(191,267)	—	—	(191,271)
Net income	—	—	—	—	199,193	—	199,193
Foreign currency translation adjustments	—	—	—	—	—	24,933	24,933
Balance at March 31, 2023	25,016	$250	$1,281,270	$(5,110,421)	$3,157,877	$(99,769)	$(770,793)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2021	27,568	$276	$1,237,348	$(3,857,855)	$2,585,143	$(75,854)	$(110,942)
Share-based compensation	—	—	57,814	—	—	—	57,814
Issuance of treasury stock under employee stock plans	237	2	(52,882)	16,148	—	—	(36,732)
Repurchases of common stock	(1,823)	(18)	—	(757,535)	—	—	(757,553)
Net income	—	—	—	—	189,342	—	189,342
Foreign currency translation adjustments	—	—	—	—	—	(5,345)	(5,345)
Balance at March 31, 2022	25,982	$260	$1,242,280	$(4,599,242)	$2,774,485	$(81,199)	$(663,416)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$199,193	$189,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,294	10,656
Share-based compensation	56,755	57,814
Deferred income taxes	(18,360)	3,004
Net (gain) loss on marketable securities	(1,681)	3,209
Non-cash operating lease costs	7,613	8,166
Provision for doubtful accounts	738	650
Gain on product line asset sale	(1,941)	—
Net loss on sales and abandonment of property and equipment	24	166
Changes in operating assets and liabilities:
Accounts receivable	(13,789)	33,098
Prepaid expenses and other assets	(17,078)	5,179
Accounts payable	(2,810)	(4,105)
Accrued compensation and employee benefits	(32,318)	(41,745)
Other liabilities	(2,425)	(14,159)
Deferred revenue	29	(3,791)
Net cash provided by operating activities	182,244	247,484
Cash flows from investing activities:
Purchases of property and equipment	(2,377)	(3,293)
Proceeds from sales of marketable securities	4,631	3,354
Purchases of marketable securities	(8,015)	(5,982)
Proceeds from product line asset sales, net of cash transferred	(6,126)	2,257
Net cash used in investing activities	(11,887)	(3,664)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	228,000	800,000
Payments on revolving line of credit and term loan	(158,500)	(806,750)
Proceeds from issuance of senior notes	—	550,000
Payments on debt issuance costs	—	(8,819)
Proceeds from issuance of treasury stock under employee stock plans	15,217	11,117
Taxes paid related to net share settlement of equity awards	(73,672)	(47,849)
Repurchases of common stock	(184,290)	(760,861)
Net cash used in financing activities	(173,245)	(263,162)
Effect of exchange rate changes on cash	7,457	(1,793)
Increase (decrease) in cash and cash equivalents	4,569	(21,135)
Cash and cash equivalents, beginning of period	133,202	195,354
Cash and cash equivalents, end of period	$137,771	$174,219
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $548 and $1,003 during the six-month periods ended March 31, 2023 and 2022, respectively	$72,800	$30,788
Cash paid for interest	$46,801	$21,368
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$9	$139
Unsettled repurchases of common stock	$6,981	$4,735
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of March 31, 2023 and September 30, 2022.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2023 and September 30, 2022.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2023 and September 30, 2022.
The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2023 and September 30, 2022:

March 31, 2023	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2023
	(In thousands)
Assets:
Cash equivalents (1)	$23,501	$23,501
Marketable securities (2)	29,580	29,580
Total	$53,081	$53,081

September 30, 2022	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2022
	(In thousands)
Assets:
Cash equivalents (1)	$19,314	$19,314
Marketable securities (2)	24,515	24,515
Total	$43,829	$43,829

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at March 31, 2023 and September 30, 2022. Not included in these tables are cash deposits of $114.3 million and $113.9 million at March 31, 2023 and September 30, 2022, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at March 31, 2023 and September 30, 2022.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and six-month periods ended March 31, 2023 and 2022.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2023 and September 30, 2022:

	March 31, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	11,500	$12,519	$—
Buy foreign currency:
British pound (GBP)	GBP	8,245	$10,200	$—
Singapore dollar (SGD)	SGD	6,247	$4,700	$—

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	$—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	$—
Singapore dollar (SGD)	SGD	6,169	$4,300	$—
The foreign currency forward contracts were entered into on March 31, 2023 and September 30, 2022; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)
Gains (losses) on foreign currency forward contracts	$309	$(576)	$1,613	$(14)

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands)
Completed technology	$125	$125	$250	$250
Customer contracts and relationships	150	418	300	837
Total	$275	$543	$550	$1,087

Estimated future intangible asset amortization expense associated with intangible assets existing at March 31, 2023 was as follows:

Year Ending September 30,	(In thousands)
2023 (excluding the six months ended March 31, 2023)	$550
2024	917
Total	$1,467
The following table summarizes changes to goodwill during the six months ended March 31, 2023, both in total and as allocated to our segments. We have not recognized any goodwill impairment losses to date.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2022	$146,648	$614,419	$761,067
Foreign currency translation adjustment	—	13,263	13,263
Balance at March 31, 2023	$146,648	$627,682	$774,330
5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
	(In thousands)
Property and equipment, net:
Property and equipment	$113,465	$112,411
Less: accumulated depreciation and amortization	(99,801)	(94,831)
Total	$13,664	$17,580

Other accrued liabilities:
Interest payable	$21,261	$21,314
Current operating leases	17,972	19,369
Other	28,919	25,565
Total	$68,152	$66,248

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
As of March 31, 2023, we had $357.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.343%, and $281.3 million in outstanding balance of the term loan at an interest rate of 6.529%, of which $531.3 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit agreement as of March 31, 2023.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of March 31, 2023.
The following table presents the face values and fair values for the Senior Notes at March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$393,000	$400,000	$381,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	823,500	900,000	767,250
Total	$1,300,000	$1,216,500	$1,300,000	$1,148,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $12.9 million and $14.3 million at March 31, 2023 and September 30, 2022, respectively.

8. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended March 31, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$197,039	$121,264	$318,303	84%
Europe, Middle East and Africa	1,154	40,199	41,353	11%
Asia Pacific	314	20,296	20,610	5%
Total	$198,507	$181,759	$380,266	100%

	Quarter Ended March 31, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$175,091	$104,664	$279,755	78%
Europe, Middle East and Africa	1,252	34,128	35,380	10%
Asia Pacific	7,399	34,661	42,060	12%
Total	$183,742	$173,453	$357,195	100%

	Six Months Ended March 31, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$370,336	$239,094	$609,430	84%
Europe, Middle East and Africa	2,502	71,191	73,693	10%
Asia Pacific	3,657	38,356	42,013	6%
Total	$376,495	$348,641	$725,136	100%

	Six Months Ended March 31, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$340,803	$203,849	$544,652	80%
Europe, Middle East and Africa	2,745	71,526	74,271	11%
Asia Pacific	9,681	50,952	60,633	9%
Total	$353,229	$326,327	$679,556	100%

The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
On-premises software	$73,473	$77,959	48%	52%	$138,395	$135,254	46%	49%
SaaS software	81,111	71,129	52%	48%	160,749	140,172	54%	51%
Total on-premises and SaaS software	$154,584	$149,088	100%	100%	$299,144	$275,426	100%	100%

The following table provides information about disaggregated revenue for our Software segment by product features:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Platform software (*)	$38,682	$39,802	25%	27%	$69,510	$61,874	23%	22%
Non-platform software	115,902	109,286	75%	73%	229,634	213,552	77%	78%
Total on-premises and SaaS software	$154,584	$149,088	100%	100%	$299,144	$275,426	100%	100%

(*) FICO platform software is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.
The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Software recognized at a point in time (1)	$19,193	$26,540	12%	18%	$30,996	$33,699	10%	12%
Software recognized over contract term (2)	135,391	122,548	88%	82%	268,148	241,727	90%	88%
Total on-premises and SaaS software	$154,584	$149,088	100%	100%	$299,144	$275,426	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Business-to-business Scores	$144,874	$125,243	73%	68%	$269,779	$238,211	72%	67%
Business-to-consumer Scores	53,633	58,499	27%	32%	106,716	115,018	28%	33%
Total	$198,507	$183,742	100%	100%	$376,495	$353,229	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 43% and 39% of our total revenues in the quarters ended March 31, 2023 and 2022, respectively, with three and two consumer reporting agencies each contributing more than 10% of our total revenues in the quarters ended March 31, 2023 and 2022, respectively. Revenues collectively generated by agreements with these customers accounted for 40% and 38% of our total revenues in the six months ended March 31, 2023 and 2022, respectively, with two consumer reporting agencies each contributing more than 10% of our total revenues in each of the six months ended March 31, 2023 and 2022.

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
Receivables at March 31, 2023 and September 30, 2022 consisted of the following:

	March 31, 2023	September 30, 2022
	(In thousands)
Billed	$183,907	$203,351
Unbilled	199,111	165,386
	383,018	368,737
Less: allowance for doubtful accounts	(4,590)	(4,218)
Net receivables	378,428	364,519
Less: long-term receivables (*)	(40,189)	(42,109)
Short-term receivables (*)	$338,239	$322,410

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Six Months Ended March 31, 2023
(In thousands)
Deferred revenues, beginning balance (*)	$126,560
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(51,360)
Increases due to billings, excluding amounts recognized as revenue during the period	49,904
Deferred revenues, ending balance (*)	$125,104

(*) Deferred revenues at March 31, 2023 included current portion of $118.3 million and long-term portion of $6.8 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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

Revenue allocated to remaining performance obligations was $420.9 million as of March 31, 2023, approximately 50% of which we expect to recognize over the next 16 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $357.4 million as of September 30, 2022.
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 26.1% and 21.2% during the quarters ended March 31, 2023 and 2022, respectively, and 22.0% and 20.2% during the six months ended March 31, 2023 and 2022, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in the effective tax rate for the six months ended March 31, 2023 was primarily due to a decrease in tax benefits related to the reduction of research and development credits.
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
The total unrecognized tax benefit for uncertain tax positions was estimated to be $13.0 million at each of March 31, 2023 and September 30, 2022. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $0.8 million and $0.5 million related to unrecognized tax benefits as of March 31, 2023 and September 30, 2022, respectively.
10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2023 and 2022:

	Quarter Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$101,550	$104,383	$199,193	$189,342
Denominator — share:
Basic weighted-average shares	25,116	26,145	25,080	26,662
Effect of dilutive securities	303	276	351	316
Diluted weighted-average shares	25,419	26,421	25,431	26,978
Earnings per share:
Basic	$4.04	$3.99	$7.94	$7.10
Diluted	$4.00	$3.95	$7.83	$7.02
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
The following tables summarize segment information for the quarters and six-month periods ended March 31, 2023 and 2022:

	Quarter Ended March 31, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$154,584	$—	$154,584
Professional services	—	27,175	—	27,175
Scores	198,507	—	—	198,507
Total segment revenues	198,507	181,759	—	380,266
Segment operating expense	(23,102)	(126,892)	(43,183)	(193,177)
Segment operating income	$175,405	$54,867	$(43,183)	187,089
Unallocated share-based compensation expense				(27,053)
Unallocated amortization expense				(275)
Operating income				159,761
Unallocated interest expense, net				(23,897)
Unallocated other income, net				1,605
Income before income taxes				$137,469
Depreciation expense	$138	$2,723	$20	$2,881

	Quarter Ended March 31, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$149,088	$—	$149,088
Professional services	—	24,365	—	24,365
Scores	183,742	—	—	183,742
Total segment revenues	183,742	173,453	—	357,195
Segment operating expense	(22,400)	(120,819)	(33,440)	(176,659)
Segment operating income	$161,342	$52,634	$(33,440)	180,536
Unallocated share-based compensation expense				(27,936)
Unallocated amortization expense				(543)
Operating income				152,057
Unallocated interest expense, net				(17,211)
Unallocated other expense, net				(2,361)
Income before income taxes				$132,485
Depreciation expense	$189	$3,807	$28	$4,024

	Six Months Ended March 31, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$299,144	$—	$299,144
Professional services	—	49,497	—	49,497
Scores	376,495	—	—	376,495
Total segment revenues	376,495	348,641	—	725,136
Segment operating expense	(44,398)	(248,009)	(77,265)	(369,672)
Segment operating income	$332,097	$100,632	$(77,265)	355,464
Unallocated share-based compensation expense				(56,755)
Unallocated amortization expense				(550)
Unallocated gain on product line asset sale				1,941
Operating income				300,100
Unallocated interest expense, net				(46,697)
Unallocated other income, net				1,969
Income before income taxes				$255,372
Depreciation expense	$289	$5,697	$42	$6,028

	Six Months Ended March 31, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$275,426	$—	$275,426
Professional services	—	50,901	—	50,901
Scores	353,229	—	—	353,229
Total segment revenues	353,229	326,327	—	679,556
Segment operating expense	(43,564)	(238,856)	(70,592)	(353,012)
Segment operating income	$309,665	$87,471	$(70,592)	326,544
Unallocated share-based compensation expense				(57,814)
Unallocated amortization expense				(1,087)
Operating income				267,643
Unallocated interest expense, net				(29,406)
Unallocated other expense, net				(932)
Income before income taxes				$237,305
Depreciation expense	$381	$7,684	$57	$8,122

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

Highlights from the quarter and six months ended March 31, 2023
•Total revenue was $380.3 million during the quarter ended March 31, 2023, a 6% increase from the quarter ended March 31, 2022, and $725.1 million during the six months ended March 31, 2023, a 7% increase from the six months ended March 31, 2022.
•Total revenue for our Scores segment was $198.5 million during the quarter ended March 31, 2023, an 8% increase from the quarter ended March 31, 2022, and $376.5 million during the six months ended March 31, 2023, a 7% increase from the six months ended March 31, 2022.
•Annual Recurring Revenue for our Software segment as of March 31, 2023 was $613.5 million, a 17% increase from March 31, 2022.
•Dollar-Based Net Retention Rate for our Software segment was 114% during the quarter ended March 31, 2023.
•Operating income was $159.8 million during the quarter ended March 31, 2023, a 5% increase from the quarter ended March 31, 2022, and $300.1 million during the six months ended March 31, 2023, a 12% increase from the six months ended March 31, 2022.
•Net income was $101.6 million during the quarter ended March 31, 2023, a 3% decrease from the quarter ended March 31, 2022, and $199.2 million during the six months ended March 31, 2023, a 5% increase from the six months ended March 31, 2022.
•Diluted EPS was $4.00 during the quarter ended March 31, 2023, a 1% increase from the quarter ended March 31, 2022, and $7.83 during the six months ended March 31, 2023, a 12% increase from the six months ended March 31, 2022.
•Cash flows from operating activities were $182.2 million during the six months ended March 31, 2023, compared with $247.5 million during the six months ended March 31, 2022.
•Cash and cash equivalents were $137.8 million as of March 31, 2023, compared with $133.2 million as of September 30, 2022.
•Total debt balance was $1.9 billion as of March 31, 2023 and September 30, 2022.
•Total share repurchases during the quarter ended March 31, 2023 were $116.3 million, compared with $264.0 million during the quarter ended March 31, 2022, and during the six months ended March 31, 2023 were $191.3 million, compared with $757.6 million during the six months ended March 31, 2022.
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

The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In millions)
Total on-premises and SaaS software (*)	$23.3	$20.2	$44.8	$36.6

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
The following table summarizes our ARR for on-premises and SaaS software at each of the dates presented:

	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
ARR (*)	(In millions)
Platform (**)	$66.0	$73.6	$90.9	$95.4	$107.2	$113.1	$132.8	$152.5
Non-platform	425.6	427.7	433.4	430.6	432.3	437.0	450.1	461.0
Total	$491.6	$501.3	$524.3	$526.0	$539.5	$550.1	$582.9	$613.5

Percentage
Platform	13%	15%	17%	18%	20%	21%	23%	25%
Non-platform	87%	85%	83%	82%	80%	79%	77%	75%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	58%	61%	71%	64%	62%	54%	46%	60%
Non-platform	1%	—%	3%	3%	2%	2%	4%	7%
Total	6%	6%	11%	10%	10%	10%	11%	17%

(*) During the quarter ended December 31, 2022, we sold certain assets related to our Siron compliance business. The amounts and percentages above exclude this product line at all dates presented.
(**) FICO platform software is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.

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
The following table summarizes our DBNRR for on-premises and SaaS software for each of the periods presented:

	Quarter Ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
DBNRR (*)
Platform	142%	146%	146%	144%	137%	129%	130%	146%
Non-platform	100%	100%	102%	102%	101%	101%	103%	105%
Total	104%	105%	109%	109%	109%	109%	110%	114%

(*) During the quarter ended December 31, 2022, we sold certain assets related to our Siron compliance business. The percentages above exclude this product line for all periods presented.

RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, are set forth in Note 8 and Note 11 to the accompanying condensed consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2023 and 2022:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022	2023	2022
	(In thousands)				(In thousands)
Scores	$198,507	$183,742	52%	51%	$14,765	8%
Software	181,759	173,453	48%	49%	8,306	5%
Total	$380,266	$357,195	100%	100%	23,071	6%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022	2023	2022
	(In thousands)				(In thousands)
Scores	$376,495	$353,229	52%	52%	$23,266	7%
Software	348,641	326,327	48%	48%	22,314	7%
Total	$725,136	$679,556	100%	100%	45,580	7%

Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022
Scores
Scores segment revenues increased $14.8 million due to an increase of $19.6 million in our business-to-business scores revenue, partially offset by a decrease of $4.8 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume in mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022
	(In thousands)		(In thousands)
On-premises and SaaS software	$154,584	$149,088	$5,496	4%
Professional services	27,175	24,365	2,810	12%
Total	$181,759	$173,453	8,306	5%
Software segment revenues increased $8.3 million due to a $5.5 million increase in our on-premises and SaaS software revenue and a $2.8 million increase in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in over-time recognition largely driven by SaaS growth, partially offset by a decrease in point-in-time recognition mainly due to a large license deal entered into during the quarter ended March 31, 2022.
Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022
Scores
Scores segment revenues increased $23.3 million due to an increase of $31.6 million in our business-to-business scores revenue, partially offset by a decrease of $8.3 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume in mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022
	(In thousands)		(In thousands)
On-premises and SaaS software	$299,144	$275,426	$23,718	9%
Professional services	49,497	50,901	(1,404)	(3)%
Total	$348,641	$326,327	22,314	7%
Software segment revenues increased $22.3 million due to a $23.7 million increase in our on-premises and SaaS software revenue, partially offset by a $1.4 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in over-time recognition largely driven by SaaS growth, partially offset by a decrease in point-in-time recognition mainly due to a large license deal entered into during the six months ended March 31, 2022.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2023 and 2022:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2023	2022	2023	2022
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$380,266	$357,195	100%	100%	$23,071	6%
Operating expenses:
Cost of revenues	79,806	71,794	21%	20%	8,012	11%
Research and development	40,266	36,387	11%	10%	3,879	11%
Selling, general and administrative	100,158	96,414	26%	27%	3,744	4%
Amortization of intangible assets	275	543	—%	—%	(268)	(49)%
Total operating expenses	220,505	205,138	58%	57%	15,367	7%
Operating income	159,761	152,057	42%	43%	7,704	5%
Interest expense, net	(23,897)	(17,211)	(6)%	(5)%	(6,686)	39%
Other income (expense), net	1,605	(2,361)	—%	(1)%	3,966	(168)%
Income before income taxes	137,469	132,485	36%	37%	4,984	4%
Provision for income taxes	35,919	28,102	9%	8%	7,817	28%
Net income	$101,550	$104,383	27%	29%	(2,833)	(3)%
Number of employees at quarter end	3,320	3,460			(140)	(4)%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2023	2022	2023	2022
	(In thousands)				(In thousands)
Revenues	$725,136	$679,556	100%	100%	$45,580	7%
Operating expenses:
Cost of revenues	156,375	140,997	21%	21%	15,378	11%
Research and development	76,899	75,367	11%	11%	1,532	2%
Selling, general and administrative	193,153	194,462	27%	29%	(1,309)	(1)%
Amortization of intangible assets	550	1,087	—%	—%	(537)	(49)%
Gain on product line asset sale	(1,941)	—	—%	—%	(1,941)	—%
Total operating expenses	425,036	411,913	59%	61%	13,123	3%
Operating income	300,100	267,643	41%	39%	32,457	12%
Interest expense, net	(46,697)	(29,406)	(6)%	(4)%	(17,291)	59%
Other income (expense), net	1,969	(932)	—%	—%	2,901	(311)%
Income before income taxes	255,372	237,305	35%	35%	18,067	8%
Provision for income taxes	56,179	47,963	8%	7%	8,216	17%
Net income	$199,193	$189,342	27%	28%	9,851	5%

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
The quarter-over-prior year quarter increase in cost of revenues of $8.0 million was primarily attributable to an $8.5 million increase in personnel and labor costs, partially offset by a $1.8 million decrease in direct materials costs. The increase in personnel and labor costs was primarily attributable to increases in employee time allocated to cost of revenues, increased incentive expense and headcount. The decrease in direct materials costs was primarily attributable to a decrease in telecommunications costs to support FICO® Customer Communications Services revenue and a decrease in credit bureau data costs associated with decreased business-to-consumer scoring solutions revenue through the myFICO.com website. Cost of revenues as a percentage of revenues increased to 21% during the quarter ended March 31, 2023 from 20% during the quarter ended March 31, 2022, primarily due to an increase in personnel and labor costs.
The year-to-date period over period increase in cost of revenues of $15.4 million was primarily attributable to a $17.7 million increase in personnel and labor costs and a $0.8 million increase in travel costs, partially offset by a $4.0 million decrease in direct materials costs. The increase in personnel and labor costs was primarily attributable to increases in employee time allocated to cost of revenues, increased incentive expense, and headcount. The increase in travel costs was primarily attributable to relaxed COVID-19 related restrictions. The decrease in direct materials costs was primarily attributable to a decrease in telecommunications costs to support FICO® Customer Communications Services revenue and a decrease in credit bureau data costs associated with decreased business-to-consumer scoring solutions revenue through the myFICO.com website. Cost of revenues as a percentage of revenues remained consistent at 21% during the six months ended March 31, 2023 and 2022.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $3.9 million was primarily attributable to a $2.8 million increase in personnel and labor costs as a result of increased incentive expense and increases in time allocated to research and development activities, and a $0.9 million increase in infrastructure costs primarily attributable to increased third-party cloud computing costs. Research and development expenses as a percentage of revenues increased to 11% during the quarter ended March 31, 2023 from 10% during the quarter ended March 31, 2022.
The year-to-date period over period increase in research and development expenses of $1.5 million was primarily attributable to a $1.4 million increase in infrastructure costs primarily attributable to increased third-party cloud computing and SaaS costs. Research and development expenses as a percentage of revenues remained consistent at 11% during the six months ended March 31, 2023 and 2022.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $3.7 million was primarily attributable to a $3.3 million increase in marketing and business development costs, a $2.6 million increase in outside services, and a $1.0 million increase in travel costs, partially offset by a $2.0 million decrease in infrastructure costs and a $1.2 million decrease in personnel and labor costs. The increases in marketing, business development and travel costs were primarily driven by increased corporate events, as certain COVID-19 related restrictions have been relaxed, and increased advertising and promotional expenses. The increase in outside services was primarily attributable to increased legal and third-party consulting expenses. The decrease in infrastructure costs was primarily the result of a decrease in software royalty fees and maintenance. The decrease in personnel and labor costs was primarily a result of decreases in employee time allocated to these expenses, decreased share-based compensation, and decreased non-capitalizable commission costs, partially offset by increased fringe benefit costs related to our supplemental retirement and savings plan. Selling, general and administrative expenses as a percentage of revenues decreased to 26% during the quarter ended March 31, 2023 from 27% during the quarter ended March 31, 2022.

The year-to-date period over period decrease in selling, general and administrative expenses of $1.3 million was primarily attributable to a $6.7 million decrease in personnel and labor costs and a $4.7 million decrease in facilities and infrastructure costs, partially offset by a $5.5 million increase in marketing and business development costs, a $2.6 million increase in travel costs and a $2.2 million increase in outside services. The decrease in personnel and labor costs was primarily a result of decreases in employee time allocated to these expenses, decreased share-based compensation, decreased non-capitalizable commission costs and decreased headcount, partially offset by increased fringe benefit costs related to our supplemental retirement and savings plan. The decrease in facilities and infrastructure costs was primarily attributable to a decrease in software royalty fees and maintenance, and a favorable adjustment from the termination of an office lease related to our consolidation of office space. The increases in marketing, business development and travel costs were primarily driven by increased corporate events, as certain COVID-19 related restrictions have been relaxed, and increased advertising and other promotional expenses. The increase in outside services was primarily attributable to increased legal and third-party consulting expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 27% during the six months ended March 31, 2023 from 29% during the six months ended March 31, 2022.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are amortized using the straight-line method over periods ranging from five to ten years.
Amortization expense was $0.3 million during the quarter ended March 31, 2023 compared to $0.5 million during the quarter ended March 31, 2022.
Amortization expense was $0.6 million during the six months ended March 31, 2023 compared to $1.1 million during the six months ended March 31, 2022.
Gain on Product Line Asset Sale
The $1.9 million gain on product line asset sale during the six months ended March 31, 2023 was attributable to the sale of certain assets related to our Siron compliance business in the quarter ended December 31, 2022.
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
The quarter-over-prior year quarter increase in interest expense of $6.7 million was primarily attributable to a higher average outstanding debt balance, as well as a higher average interest rate on our revolving line of credit and term loan during the quarter ended March 31, 2023.
The year-to-date period over period increase in interest expense of $17.3 million was primarily attributable to a higher average outstanding debt balance, as well as a higher average interest rate on our revolving line of credit and term loan during the six months ended March 31, 2023.
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
The quarter-over-quarter change in other income (expense), net of $4.0 million, from $2.4 million in other expense, net to $1.6 million in other income, net, was primarily attributable to net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan in the current year period compared to losses in the prior year period, partially offset by an increase in foreign currency exchange losses.

The year-to-date period over period change in other income (expense), net of $2.9 million, from $0.9 million in other expense, net to $2.0 million in other income, net, was primarily attributable to net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan in the current year period compared to losses in the prior year period, partially offset by an increase in foreign currency exchange losses.
Provision for Income Taxes
The effective income tax rate was 26.1% and 21.2% during the quarters ended March 31, 2023 and 2022, respectively, and 22.0% and 20.2% during the six months ended March 31, 2023 and 2022, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The increase in the effective tax rate for the six months ended March 31, 2023 was primarily due to a decrease in tax benefits related to the reduction of research and development credits.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six-month periods ended March 31, 2023 and 2022.

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022
	(In thousands)		(In thousands)
Scores	$175,405	$161,342	$14,063	9%
Software	54,867	52,634	2,233	4%
Unallocated corporate expenses	(43,183)	(33,440)	(9,743)	29%
Total segment operating income	187,089	180,536	6,553	4%
Unallocated share-based compensation	(27,053)	(27,936)	883	(3)%
Unallocated amortization expense	(275)	(543)	268	(49)%
Operating income	$159,761	$152,057	7,704	5%

	Scores				Software
	Quarter Ended March 31,		Percentage of Revenues		Quarter Ended March 31,		Percentage of Revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)				(In thousands)
Segment revenues	$198,507	$183,742	100%	100%	$181,759	$173,453	100%	100%
Segment operating expense	(23,102)	(22,400)	(12)%	(12)%	(126,892)	(120,819)	(70)%	(70)%
Segment operating income	$175,405	$161,342	88%	88%	$54,867	$52,634	30%	30%
The quarter-over-prior year quarter increase in operating income of $7.7 million was primarily attributable to a $23.1 million increase in segment revenues and a $0.9 million decrease in share-based compensation cost, partially offset by a $9.7 million increase in corporate expenses and a $6.8 million increase in segment operating expenses.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $6.6 million was the result of a $14.1 million increase in our Scores segment operating income, a $2.2 million increase in our Software segment operating income, partially offset by a $9.7 million increase in corporate expenses.
The quarter-over-prior year quarter increase in Scores segment operating income of $14.1 million was due to a $14.8 million increase in segment revenue, partially offset by a $0.7 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with the quarter ended March 31, 2022.

The quarter-over-prior year quarter increase in Software segment operating income of $2.2 million was due to an $8.3 million increase in segment revenue, partially offset by a $6.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software was 30%, consistent with the quarter ended March 31, 2022.

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022
	(In thousands)		(In thousands)
Scores	$332,097	$309,665	$22,432	7%
Software	100,632	87,471	13,161	15%
Unallocated corporate expenses	(77,265)	(70,592)	(6,673)	9%
Total segment operating income	355,464	326,544	28,920	9%
Unallocated share-based compensation	(56,755)	(57,814)	1,059	(2)%
Unallocated amortization expense	(550)	(1,087)	537	(49)%
Unallocated gain on product line asset sale	1,941	—	1,941	—%
Operating income	$300,100	$267,643	32,457	12%

	Scores				Software
	Six Months Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)				(In thousands)
Segment revenues	$376,495	$353,229	100%	100%	$348,641	$326,327	100%	100%
Segment operating expense	(44,398)	(43,564)	(12)%	(12)%	(248,009)	(238,856)	(71)%	(73)%
Segment operating income	$332,097	$309,665	88%	88%	$100,632	$87,471	29%	27%
The year-to-date period over period increase of $32.5 million in operating income was primarily attributable to a $45.6 million increase in segment revenues, a $1.9 million gain on product line asset sale, and a $1.1 million decrease in share-based compensation cost, partially offset by a $10.0 million increase in segment operating expenses and a $6.7 million increase in corporate expenses.
At the segment level, the year-to-date period over period increase of $28.9 million in segment operating income was the result of a $22.4 million increase in our Scores segment operating income, a $13.2 million increase in our Software segment operating income, partially offset by a $6.7 million increase in corporate expenses.
The year-to-date period over period $22.4 million increase in Scores segment operating income was attributable to a $23.3 million increase in segment revenue, partially offset by a $0.9 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with the six months ended March 31, 2022.
The year-to-date period over period $13.2 million increase in Software segment operating income was attributable to a $22.3 million increase in segment revenue, partially offset by a $9.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software increased to 29% from 27%.

CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2023, we had $137.8 million in cash and cash equivalents, which included $110.5 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on our term loan due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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
Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2023	2022
	(In thousands)
Cash provided by (used in):
Operating activities	$182,244	$247,484	$(65,240)
Investing activities	(11,887)	(3,664)	(8,223)
Financing activities	(173,245)	(263,162)	89,917
Effect of exchange rate changes on cash	7,457	(1,793)	9,250
Increase (decrease) in cash and cash equivalents	$4,569	$(21,135)	25,704
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $182.2 million during the six months ended March 31, 2023 from $247.5 million during the six months ended March 31, 2022. The $65.2 million decrease was attributable to a $42.9 million decrease due to the timing of receipts and payments in our ordinary course of business and a $32.2 million decrease in non-cash items. The decrease was partially offset by a $9.9 million increase in net income.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $11.9 million for the six months ended March 31, 2023 from $3.7 million for the six months ended March 31, 2022. The $8.2 million increase was primarily attributable to an $8.4 million decrease in cash proceeds from the product line asset sales, net of cash transferred.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $173.2 million for the six months ended March 31, 2023 from $263.2 million for the six months ended March 31, 2022. The $89.9 million decrease was primarily attributable to a $576.6 million decrease in repurchases of common stock and a $76.3 million decrease in payments, net of proceeds, on our revolving line of credit, partially offset by a $550.0 million decrease in proceeds from the issuance of senior notes and a $25.8 million increase in taxes paid related to net share settlement of equity awards.

Repurchases of Common Stock
In October 2022, our Board of Directors approved a new stock repurchase program replacing our previously authorized program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
We expended $116.3 million and $264.0 million during the quarters ended March 31, 2023 and 2022, respectively, and $191.3 million and $757.6 million during the six months ended March 31, 2023 and 2022, respectively under our previously authorized stock repurchase programs and the October 2022 program. As of March 31, 2023, we had $334.8 million remaining under the October 2022 program.
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
As of March 31, 2023, we had $357.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.343%, and $281.3 million in outstanding balance of the term loan at an interest rate of 6.529%, of which $531.3 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit agreement as of March 31, 2023.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of March 31, 2023, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. GAAP. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, goodwill and other long-lived assets — impairment assessment, share-based compensation, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences could be material to our financial condition and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.
You should carefully consider the critical accounting estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (“Annual Report on Form 10-K”). There have been no significant changes from the critical accounting estimates disclosed in our Annual Report on Form 10-K.
New Accounting Pronouncements
For information about recent accounting pronouncements not yet adopted and the impact on our consolidated financial statements, refer to Part I, Item 1, “Unaudited Financial Statements,” Note 1, “Nature of Business” in our accompanying Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2023 and September 30, 2022:

	March 31, 2023			September 30, 2022
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$137,771	$137,771	2.95%	$133,202	$133,202	1.23%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	393,000	400,000	381,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	823,500	900,000	767,250
Total	$1,300,000	$1,216,500	$1,300,000	$1,148,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $12.9 million and $14.3 million at March 31, 2023 and September 30, 2022, respectively.
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of March 31, 2023, we had $357.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.343% and $281.3 million in outstanding balance of the term loan at an interest rate of 6.529%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2023 and September 30, 2022:

	March 31, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	11,500	$12,519	$—
Buy foreign currency:
British pound (GBP)	GBP	8,245	$10,200	$—
Singapore dollar (SGD)	SGD	6,247	$4,700	$—

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	$—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	$—
Singapore dollar (SGD)	SGD	6,169	$4,300	$—
The foreign currency forward contracts were entered into on March 31, 2023 and September 30, 2022, respectively; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2023 through January 31, 2023	661	$623.71	—	$451,060,533
February 1, 2023 through February 28, 2023	80,050	$678.47	80,000	$396,785,170
March 1, 2023 through March 31, 2023	90,466	$688.65	90,000	$334,796,879
	171,177	$683.64	170,000	$334,796,879

(1)Includes 1,177 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2023.
(2)In October 2022, our Board of Directors approved a new stock repurchase program replacing our previously authorized January 2022 program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

10.1 *	Form of Indemnification Agreement between the Company and its executive officers.

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	April 27, 2023

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Vice President and Interim Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 27, 2023

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)