Form 10-Q
period 2023-06-30
FAIR ISAAC CORP
filed 2023-08-02
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
The number of shares of common stock outstanding on July 21, 2023 was 24,857,214 (excluding 63,999,569 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	September 30, 2022
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	163,022	133,202
Accounts receivable, net	384,024	322,410
Prepaid expenses and other current assets	27,965	29,103
Total current assets	575,011	484,715
Marketable securities	32,047	24,515
Other investments	1,253	1,135
Property and equipment, net	11,799	17,580
Operating lease right-of-use assets	26,597	36,688
Goodwill	776,620	761,067
Intangible assets, net	1,192	2,017
Deferred income taxes	50,101	11,803
Other assets	109,949	102,514
Total assets	$1,584,569	$1,442,034
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	16,787	$17,273
Accrued compensation and employee benefits	83,546	97,893
Other accrued liabilities	50,314	66,248
Deferred revenue	127,299	120,045
Current maturities on debt	115,000	30,000
Total current liabilities	392,946	331,459
Long-term debt	1,814,660	1,823,669
Operating lease liabilities	24,619	39,192
Other liabilities	56,320	49,661
Total liabilities	2,288,545	2,243,981
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,892 and 25,154 shares outstanding at June 30, 2023 and September 30, 2022, respectively)	249	252
Additional paid-in-capital	1,312,390	1,299,588
Treasury stock, at cost (63,965 and 63,703 shares at June 30, 2023 and September 30, 2022, respectively)	(5,208,553)	(4,935,769)
Retained earnings	3,286,635	2,958,684
Accumulated other comprehensive loss	(94,697)	(124,702)
Total stockholders’ deficit	(703,976)	(801,947)
Total liabilities and stockholders’ deficit	$1,584,569	$1,442,034
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$172,059	$142,537	$471,203	$417,963
Professional services	24,851	27,074	74,348	77,975
Scores	201,778	179,355	578,273	532,584
Total revenues	398,688	348,966	1,123,824	1,028,522
Operating expenses:
Cost of revenues	71,846	78,691	228,221	219,688
Research and development	41,455	35,880	118,354	111,247
Selling, general and administrative	108,081	93,248	301,234	287,710
Amortization of intangible assets	275	532	825	1,619
Gain on product line asset sale	—	—	(1,941)	—
Total operating expenses	221,657	208,351	646,693	620,264
Operating income	177,031	140,615	477,131	408,258
Interest expense, net	(24,545)	(18,721)	(71,242)	(48,127)
Other income (expense), net	5,301	(1,000)	7,270	(1,932)
Income before income taxes	157,787	120,894	413,159	358,199
Provision for income taxes	29,029	27,394	85,208	75,357
Net income	128,758	93,500	327,951	282,842
Other comprehensive income (loss):
Foreign currency translation adjustments	5,072	(22,496)	30,005	(27,841)
Comprehensive income	$133,830	$71,004	$357,956	$255,001
Earnings per share:
Basic	$5.16	$3.65	$13.10	$10.75
Diluted	$5.08	$3.61	$12.91	$10.63
Shares used in computing earnings per share:
Basic	24,959	25,634	25,040	26,319
Diluted	25,337	25,867	25,399	26,608

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2023	25,016	$250	$1,281,270	$(5,110,421)	$3,157,877	$(99,769)	$(770,793)
Share-based compensation	—	—	32,995	—	—	—	32,995
Issuance of treasury stock under employee stock plans	6	—	(1,875)	502	—	—	(1,373)
Repurchases of common stock	(130)	(1)	—	(98,634)	—	—	(98,635)
Net income	—	—	—	—	128,758	—	128,758
Foreign currency translation adjustments	—	—	—	—	—	5,072	5,072
Balance at June 30, 2023	24,892	$249	$1,312,390	$(5,208,553)	$3,286,635	$(94,697)	$(703,976)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2022	25,982	$260	$1,242,280	$(4,599,242)	$2,774,485	$(81,199)	$(663,416)
Share-based compensation	—	—	28,549	—	—	—	28,549
Issuance of treasury stock under employee stock plans	5	1	(1,540)	361	—	—	(1,178)
Repurchases of common stock	(735)	(8)	—	(282,423)	—	—	(282,431)
Net income	—	—	—	—	93,500	—	93,500
Foreign currency translation adjustments	—	—	—	—	—	(22,496)	(22,496)
Balance at June 30, 2022	25,252	$253	$1,269,289	$(4,881,304)	$2,867,985	$(103,695)	$(847,472)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2022	25,154	$252	$1,299,588	$(4,935,769)	$2,958,684	$(124,702)	$(801,947)
Share-based compensation	—	—	89,750	—	—	—	89,750
Issuance of treasury stock under employee stock plans	218	2	(76,948)	17,117	—	—	(59,829)
Repurchases of common stock	(480)	(5)	—	(289,901)	—	—	(289,906)
Net income	—	—	—	—	327,951	—	327,951
Foreign currency translation adjustments	—	—	—	—	—	30,005	30,005
Balance at June 30, 2023	24,892	$249	$1,312,390	$(5,208,553)	$3,286,635	$(94,697)	$(703,976)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	Par Value
Balance at September 30, 2021	27,568	$276	$1,237,348	$(3,857,855)	$2,585,143	$(75,854)	$(110,942)
Share-based compensation	—	—	86,363	—	—	—	86,363
Issuance of treasury stock under employee stock plans	242	3	(54,422)	16,509	—	—	(37,910)
Repurchases of common stock	(2,558)	(26)	—	(1,039,958)	—	—	(1,039,984)
Net income	—	—	—	—	282,842	—	282,842
Foreign currency translation adjustments	—	—	—	—	—	(27,841)	(27,841)
Balance at June 30, 2022	25,252	$253	$1,269,289	$(4,881,304)	$2,867,985	$(103,695)	$(847,472)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$327,951	$282,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,642	15,819
Share-based compensation	89,750	86,363
Deferred income taxes	(37,795)	1,825
Net (gain) loss on marketable securities	(3,854)	7,985
Non-cash operating lease costs	11,215	12,094
Provision for doubtful accounts	1,106	975
Gain on product line asset sale	(1,941)	—
Net loss on sales and abandonment of property and equipment	555	210
Changes in operating assets and liabilities:
Accounts receivable	(65,005)	12,134
Prepaid expenses and other assets	(1,487)	4,945
Accounts payable	(62)	(2,978)
Accrued compensation and employee benefits	(14,931)	(22,355)
Other liabilities	(20,242)	(33,166)
Deferred revenue	7,964	(2,069)
Net cash provided by operating activities	304,866	364,624
Cash flows from investing activities:
Purchases of property and equipment	(3,169)	(5,232)
Proceeds from sales of marketable securities	4,969	6,575
Purchases of marketable securities	(8,648)	(8,022)
Proceeds from product line asset sales, net of cash transferred	(6,126)	2,257
Net cash used in investing activities	(12,974)	(4,422)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	339,000	1,010,000
Payments on revolving line of credit and term loan	(265,250)	(855,500)
Proceeds from issuance of senior notes	—	550,000
Payments on debt issuance costs	—	(8,819)
Proceeds from issuance of treasury stock under employee stock plans	15,615	11,117
Taxes paid related to net share settlement of equity awards	(75,443)	(49,027)
Repurchases of common stock	(285,158)	(1,048,027)
Net cash used in financing activities	(271,236)	(390,256)
Effect of exchange rate changes on cash	9,164	(10,238)
Increase (decrease) in cash and cash equivalents	29,820	(40,292)
Cash and cash equivalents, beginning of period	133,202	195,354
Cash and cash equivalents, end of period	$163,022	$155,062
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $567 and $1,021 during the nine-month periods ended June 30, 2023 and 2022, respectively	$107,081	$45,984
Cash paid for interest	$86,122	$52,058
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$53	$11
Unsettled repurchases of common stock	$4,748	$—

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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of June 30, 2023 and September 30, 2022.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2023 and September 30, 2022.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2023 and September 30, 2022.
The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2023 and September 30, 2022:

June 30, 2023	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2023
	(In thousands)
Assets:
Cash equivalents (1)	$27,803	$27,803
Marketable securities (2)	32,047	32,047
Total	$59,850	$59,850

September 30, 2022	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2022
	(In thousands)
Assets:
Cash equivalents (1)	$19,314	$19,314
Marketable securities (2)	24,515	24,515
Total	$43,829	$43,829

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at June 30, 2023 and September 30, 2022. Not included in these tables are cash deposits of $135.2 million and $113.9 million at June 30, 2023 and September 30, 2022, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at June 30, 2023 and September 30, 2022.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and nine-month periods ended June 30, 2023 and 2022.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2023 and September 30, 2022:

	June 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	11,000	$11,942	$—
Buy foreign currency:
British pound (GBP)	GBP	13,212	$16,700	$—
Singapore dollar (SGD)	SGD	4,733	$3,500	$—

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	$—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	$—
Singapore dollar (SGD)	SGD	6,169	$4,300	$—
The foreign currency forward contracts were entered into on June 30, 2023 and September 30, 2022; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Gains (losses) on foreign currency forward contracts	$494	$(1,272)	$2,107	$(1,286)

4. Goodwill and Intangible Assets
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying condensed consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Completed technology	$125	$125	$375	$375
Customer contracts and relationships	150	407	450	1,244
Total	$275	$532	$825	$1,619

Estimated future intangible asset amortization expense associated with intangible assets existing at June 30, 2023 was as follows:

Year Ending September 30,	(In thousands)
2023 (excluding the nine months ended June 30, 2023)	$275
2024	917
Total	$1,192
The following table summarizes changes to goodwill during the nine months ended June 30, 2023, both in total and as allocated to our segments. We have not recognized any goodwill impairment losses to date.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2022	$146,648	$614,419	$761,067
Foreign currency translation adjustment	—	15,553	15,553
Balance at June 30, 2023	$146,648	$629,972	$776,620
5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
	(In thousands)
Property and equipment, net:
Property and equipment	$101,747	$112,411
Less: accumulated depreciation and amortization	(89,948)	(94,831)
Total	$11,799	$17,580

Other accrued liabilities:
Interest payable	$6,769	$21,314
Current operating leases	17,713	19,369
Other	25,832	25,565
Total	$50,314	$66,248

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
As of June 30, 2023, we had $365.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.723%, and $277.5 million in outstanding balance of the term loan at an interest rate of 6.830%, of which $527.5 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit agreement as of June 30, 2023.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of June 30, 2023.
The following table presents the face values and fair values for the Senior Notes at June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$391,000	$400,000	$381,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	819,000	900,000	767,250
Total	$1,300,000	$1,210,000	$1,300,000	$1,148,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $12.2 million and $14.3 million at June 30, 2023 and September 30, 2022, respectively.

8. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended June 30, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$199,948	$145,451	$345,399	87%
Europe, Middle East and Africa	1,486	31,267	32,753	8%
Asia Pacific	344	20,192	20,536	5%
Total	$201,778	$196,910	$398,688	100%

	Quarter Ended June 30, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$177,892	$115,331	$293,223	84%
Europe, Middle East and Africa	1,051	36,324	37,375	11%
Asia Pacific	412	17,956	18,368	5%
Total	$179,355	$169,611	$348,966	100%

	Nine Months Ended June 30, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$570,284	$384,545	$954,829	85%
Europe, Middle East and Africa	3,988	102,458	106,446	9%
Asia Pacific	4,001	58,548	62,549	6%
Total	$578,273	$545,551	$1,123,824	100%

	Nine Months Ended June 30, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$518,695	$319,180	$837,875	81%
Europe, Middle East and Africa	3,796	107,850	111,646	11%
Asia Pacific	10,093	68,908	79,001	8%
Total	$532,584	$495,938	$1,028,522	100%

The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
On-premises software	$80,770	$70,689	47%	50%	$219,165	$205,943	47%	49%
SaaS software	91,289	71,848	53%	50%	252,038	212,020	53%	51%
Total on-premises and SaaS software	$172,059	$142,537	100%	100%	$471,203	$417,963	100%	100%

The following table provides information about disaggregated revenue for our Software segment by product features:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Platform software (*)	$40,317	$27,806	23%	20%	$109,827	$89,680	23%	21%
Non-platform software	131,742	114,731	77%	80%	361,376	328,283	77%	79%
Total on-premises and SaaS software	$172,059	$142,537	100%	100%	$471,203	$417,963	100%	100%

(*) FICO platform software is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.
The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Software recognized at a point in time (1)	$25,077	$19,869	15%	14%	$56,073	$53,568	12%	13%
Software recognized over contract term (2)	146,982	122,668	85%	86%	415,130	364,395	88%	87%
Total on-premises and SaaS software	$172,059	$142,537	100%	100%	$471,203	$417,963	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in thousands)
Business-to-business Scores	$148,128	$119,010	73%	66%	$417,907	$357,221	72%	67%
Business-to-consumer Scores	53,650	60,345	27%	34%	160,366	175,363	28%	33%
Total	$201,778	$179,355	100%	100%	$578,273	$532,584	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 42% and 41% of our total revenues in the quarters ended June 30, 2023 and 2022, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended June 30, 2023 and 2022. Revenues collectively generated by agreements with these customers accounted for 40% and 39% of our total revenues in the nine months ended June 30, 2023 and 2022, respectively, with three and two consumer reporting agencies each contributing more than 10% of our total revenues in the nine months ended June 30, 2023 and 2022, respectively.

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
Receivables at June 30, 2023 and September 30, 2022 consisted of the following:

	June 30, 2023	September 30, 2022
	(In thousands)
Billed	$235,564	$203,351
Unbilled	201,296	165,386
	436,860	368,737
Less: allowance for doubtful accounts	(4,941)	(4,218)
Net receivables	431,919	364,519
Less: long-term receivables (*)	(47,895)	(42,109)
Short-term receivables (*)	$384,024	$322,410

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Nine Months Ended June 30, 2023
(In thousands)
Deferred revenues, beginning balance (*)	$126,560
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(104,904)
Increases due to billings, excluding amounts recognized as revenue during the period	112,457
Deferred revenues, ending balance (*)	$134,113

(*) Deferred revenues at June 30, 2023 included current portion of $127.3 million and long-term portion of $6.8 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2022 included current portion of $120.0 million and long-term portion of $6.6 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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

Revenue allocated to remaining performance obligations was $428.7 million as of June 30, 2023, approximately 51% of which we expect to recognize over the next 16 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $357.4 million as of September 30, 2022.
9. Income Taxes
Effective Tax Rate
The effective income tax rate was 18.4% and 22.7% during the quarters ended June 30, 2023 and 2022, respectively, and 20.6% and 21.0% during the nine months ended June 30, 2023 and 2022, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
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
The total unrecognized tax benefit for uncertain tax positions was estimated to be $14.3 million and $13.0 million at June 30, 2023 and September 30, 2022, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $1.0 million and $0.5 million related to unrecognized tax benefits as of June 30, 2023 and September 30, 2022, respectively.
10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$128,758	$93,500	$327,951	$282,842
Denominator — share:
Basic weighted-average shares	24,959	25,634	25,040	26,319
Effect of dilutive securities	378	233	359	289
Diluted weighted-average shares	25,337	25,867	25,399	26,608
Earnings per share:
Basic	$5.16	$3.65	$13.10	$10.75
Diluted	$5.08	$3.61	$12.91	$10.63
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
The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$172,059	$—	$172,059
Professional services	—	24,851	—	24,851
Scores	201,778	—	—	201,778
Total segment revenues	201,778	196,910	—	398,688
Segment operating expense	(24,779)	(121,261)	(42,347)	(188,387)
Segment operating income	$176,999	$75,649	$(42,347)	210,301
Unallocated share-based compensation expense				(32,995)
Unallocated amortization expense				(275)
Operating income				177,031
Unallocated interest expense, net				(24,545)
Unallocated other income, net				5,301
Income before income taxes				$157,787
Depreciation expense	$107	$2,093	$16	$2,216

	Quarter Ended June 30, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$142,537	$—	$142,537
Professional services	—	27,074	—	27,074
Scores	179,355	—	—	179,355
Total segment revenues	179,355	169,611	—	348,966
Segment operating expense	(21,547)	(123,581)	(34,142)	(179,270)
Segment operating income	$157,808	$46,030	$(34,142)	169,696
Unallocated share-based compensation expense				(28,549)
Unallocated amortization expense				(532)
Operating income				140,615
Unallocated interest expense, net				(18,721)
Unallocated other expense, net				(1,000)
Income before income taxes				$120,894
Depreciation expense	$182	$3,565	$26	$3,773

	Nine Months Ended June 30, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$471,203	$—	$471,203
Professional services	—	74,348	—	74,348
Scores	578,273	—	—	578,273
Total segment revenues	578,273	545,551	—	1,123,824
Segment operating expense	(69,177)	(369,270)	(119,612)	(558,059)
Segment operating income	$509,096	$176,281	$(119,612)	565,765
Unallocated share-based compensation expense				(89,750)
Unallocated amortization expense				(825)
Unallocated gain on product line asset sale				1,941
Operating income				477,131
Unallocated interest expense, net				(71,242)
Unallocated other income, net				7,270
Income before income taxes				$413,159
Depreciation expense	$396	$7,790	$58	$8,244

	Nine Months Ended June 30, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$417,963	$—	$417,963
Professional services	—	77,975	—	77,975
Scores	532,584	—	—	532,584
Total segment revenues	532,584	495,938	—	1,028,522
Segment operating expense	(65,111)	(362,437)	(104,734)	(532,282)
Segment operating income	$467,473	$133,501	$(104,734)	496,240
Unallocated share-based compensation expense				(86,363)
Unallocated amortization expense				(1,619)
Operating income				408,258
Unallocated interest expense, net				(48,127)
Unallocated other expense, net				(1,932)
Income before income taxes				$358,199
Depreciation expense	$563	$11,249	$83	$11,895

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

Highlights from the quarter and nine months ended June 30, 2023
•Total revenue was $398.7 million during the quarter ended June 30, 2023, a 14% increase from the quarter ended June 30, 2022, and $1.1 billion during the nine months ended June 30, 2023, a 9% increase from the nine months ended June 30, 2022.
•Total revenue for our Scores segment was $201.8 million during the quarter ended June 30, 2023, a 13% increase from the quarter ended June 30, 2022, and $578.3 million during the nine months ended June 30, 2023, a 9% increase from the nine months ended June 30, 2022.
•Annual Recurring Revenue for our Software segment as of June 30, 2023 was $645.9 million, a 20% increase from June 30, 2022.
•Dollar-Based Net Retention Rate for our Software segment was 117% during the quarter ended June 30, 2023.
•Operating income was $177.0 million during the quarter ended June 30, 2023, a 26% increase from the quarter ended June 30, 2022, and $477.1 million during the nine months ended June 30, 2023, a 17% increase from the nine months ended June 30, 2022.
•Net income was $128.8 million during the quarter ended June 30, 2023, a 38% increase from the quarter ended June 30, 2022, and $328.0 million during the nine months ended June 30, 2023, a 16% increase from the nine months ended June 30, 2022.
•Diluted EPS was $5.08 during the quarter ended June 30, 2023, a 41% increase from the quarter ended June 30, 2022, and $12.91 during the nine months ended June 30, 2023, a 21% increase from the nine months ended June 30, 2022.
•Cash flows from operating activities were $304.9 million during the nine months ended June 30, 2023, compared with $364.6 million during the nine months ended June 30, 2022.
•Cash and cash equivalents were $163.0 million as of June 30, 2023, compared with $133.2 million as of September 30, 2022.
•Total debt balance was $1.9 billion as of June 30, 2023 and September 30, 2022.
•Total share repurchases during the quarter ended June 30, 2023 were $98.6 million, compared with $282.4 million during the quarter ended June 30, 2022, and during the nine months ended June 30, 2023 were $289.9 million, compared with $1.0 billion during the nine months ended June 30, 2022.
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

The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Total on-premises and SaaS software (*)	$21.1	$18.7	$65.9	$55.3

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
The following table summarizes our ARR for on-premises and SaaS software at each of the dates presented:

	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
ARR (*)	(In millions)
Platform (**)	$73.6	$90.9	$95.4	$107.2	$113.1	$132.8	$152.5	$164.1
Non-platform	427.7	433.4	430.6	432.3	437.0	450.1	461.0	481.8
Total	$501.3	$524.3	$526.0	$539.5	$550.1	$582.9	$613.5	$645.9

Percentage
Platform	15%	17%	18%	20%	21%	23%	25%	25%
Non-platform	85%	83%	82%	80%	79%	77%	75%	75%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	61%	71%	64%	62%	54%	46%	60%	53%
Non-platform	—%	3%	3%	2%	2%	4%	7%	11%
Total	6%	11%	10%	10%	10%	11%	17%	20%

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
The following table summarizes our DBNRR for on-premises and SaaS software for each of the periods presented:

	Quarter Ended
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
DBNRR (*)
Platform	146%	146%	144%	137%	129%	130%	146%	142%
Non-platform	100%	102%	102%	101%	101%	103%	105%	109%
Total	105%	109%	109%	109%	109%	110%	114%	117%

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
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022	2023	2022
	(In thousands)				(In thousands)
Scores	$201,778	$179,355	51%	51%	$22,423	13%
Software	196,910	169,611	49%	49%	27,299	16%
Total	$398,688	$348,966	100%	100%	49,722	14%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022	2023	2022
	(In thousands)				(In thousands)
Scores	$578,273	$532,584	51%	52%	$45,689	9%
Software	545,551	495,938	49%	48%	49,613	10%
Total	$1,123,824	$1,028,522	100%	100%	95,302	9%

Quarter Ended June 30, 2023 Compared to Quarter Ended June 30, 2022
Scores
Scores segment revenues increased $22.4 million due to an increase of $29.1 million in our business-to-business scores revenue, partially offset by a decrease of $6.7 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume in mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022
	(In thousands)		(In thousands)
On-premises and SaaS software	$172,059	$142,537	$29,522	21%
Professional services	24,851	27,074	(2,223)	(8)%
Total	$196,910	$169,611	27,299	16%
Software segment revenues increased $27.3 million due to a $29.5 million increase in our on-premises and SaaS software revenue, partially offset by a $2.2 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in over-time recognition largely driven by SaaS growth and an increase in point-in-time recognition from a multi-year license renewal.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
Scores
Scores segment revenues increased $45.7 million due to an increase of $60.7 million in our business-to-business scores revenue, partially offset by a decrease of $15.0 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume in mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022
	(In thousands)		(In thousands)
On-premises and SaaS software	$471,203	$417,963	$53,240	13%
Professional services	74,348	77,975	(3,627)	(5)%
Total	$545,551	$495,938	49,613	10%
Software segment revenues increased $49.6 million due to a $53.2 million increase in our on-premises and SaaS software revenue, partially offset by a $3.6 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in over-time recognition largely driven by SaaS growth.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2023 and 2022:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2023	2022	2023	2022
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$398,688	$348,966	100%	100%	$49,722	14%
Operating expenses:
Cost of revenues	71,846	78,691	18%	23%	(6,845)	(9)%
Research and development	41,455	35,880	11%	10%	5,575	16%
Selling, general and administrative	108,081	93,248	27%	27%	14,833	16%
Amortization of intangible assets	275	532	—%	—%	(257)	(48)%
Total operating expenses	221,657	208,351	56%	60%	13,306	6%
Operating income	177,031	140,615	44%	40%	36,416	26%
Interest expense, net	(24,545)	(18,721)	(6)%	(5)%	(5,824)	31%
Other income (expense), net	5,301	(1,000)	2%	—%	6,301	(630)%
Income before income taxes	157,787	120,894	40%	35%	36,893	31%
Provision for income taxes	29,029	27,394	7%	8%	1,635	6%
Net income	$128,758	$93,500	32%	27%	35,258	38%
Number of employees at quarter end	3,437	3,367			70	2%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2023	2022	2023	2022
	(In thousands)				(In thousands)
Revenues	$1,123,824	$1,028,522	100%	100%	$95,302	9%
Operating expenses:
Cost of revenues	228,221	219,688	20%	21%	8,533	4%
Research and development	118,354	111,247	11%	11%	7,107	6%
Selling, general and administrative	301,234	287,710	27%	28%	13,524	5%
Amortization of intangible assets	825	1,619	—%	—%	(794)	(49)%
Gain on product line asset sale	(1,941)	—	—%	—%	(1,941)	—%
Total operating expenses	646,693	620,264	58%	60%	26,429	4%
Operating income	477,131	408,258	42%	40%	68,873	17%
Interest expense, net	(71,242)	(48,127)	(6)%	(5)%	(23,115)	48%
Other income (expense), net	7,270	(1,932)	1%	—%	9,202	(476)%
Income before income taxes	413,159	358,199	37%	35%	54,960	15%
Provision for income taxes	85,208	75,357	8%	8%	9,851	13%
Net income	$327,951	$282,842	29%	27%	45,109	16%

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
The quarter-over-prior year quarter decrease in cost of revenues of $6.8 million was primarily attributable to an $8.8 million decrease in infrastructure and facilities costs and a $1.1 million decrease in direct materials costs, partially offset by a $2.7 million increase in personnel and labor costs. The decrease in infrastructure and facilities costs was primarily attributable to a one-time reimbursement from a third-party data center provider for implementation costs previously incurred. The decrease in direct materials costs was primarily attributable to a decrease in credit bureau data costs associated with decreased business-to-consumer scoring solutions revenue through the myFICO.com website. The increase in personnel and labor costs was primarily attributable to increases in employee time allocated to cost of revenues and headcount. Cost of revenues as a percentage of revenues decreased to 18% during the quarter ended June 30, 2023 from 23% during the quarter ended June 30, 2022, primarily due to the one-time reimbursement from a third-party data center provider for implementation costs previously incurred.
The year-to-date period-over-period increase in cost of revenues of $8.5 million was primarily attributable to a $20.4 million increase in personnel and labor costs and a $1.1 million increase in travel costs, partially offset by an $8.5 million decrease in infrastructure and facilities costs and a $5.1 million decrease in direct materials costs. The increase in personnel and labor costs was primarily attributable to increases in employee time allocated to cost of revenues, increased incentive expense and headcount. The increase in travel costs was primarily attributable to relaxed COVID-19 related restrictions. The decrease in infrastructure and facilities costs was primarily attributable to a one-time reimbursement from a third-party data center provider for implementation costs previously incurred. The decrease in direct materials costs was primarily attributable to a decrease in credit bureau data costs associated with decreased business-to-consumer scoring solutions revenue through the myFICO.com website and a decrease in telecommunications costs to support FICO® Customer Communications Services revenue. Cost of revenues as a percentage of revenues decreased to 20% during the nine months ended June 30, 2023 from 21% during the nine months ended June 30, 2022, primarily due to the one-time reimbursement from a third-party data center provider for implementation costs previously incurred.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $5.6 million was primarily attributable to a $4.9 million increase in personnel and labor costs as a result of increases in time allocated to research and development activities, and a $0.6 million increase in infrastructure and facilities costs primarily attributable to increased third-party cloud computing costs. Research and development expenses as a percentage of revenues increased to 11% during the quarter ended June 30, 2023 from 10% during the quarter ended June 30, 2022.
The year-to-date period-over-period increase in research and development expenses of $7.1 million was primarily attributable to a $4.9 million increase personnel and labor costs as a result of increases in time allocated to research and development activities, and a $1.2 million increase in infrastructure and facilities costs primarily attributable to increased third-party cloud computing costs and SaaS costs. Research and development expenses as a percentage of revenues remained consistent at 11% during the nine months ended June 30, 2023 and 2022.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.

The quarter-over-prior year quarter increase in selling, general and administrative expenses of $14.8 million was primarily attributable to a $10.5 million increase in personnel and labor costs, a $3.2 million increase in marketing and business development costs and a $0.8 million increase in travel costs. The increase in personnel and labor costs was primarily a result of increased fringe benefit costs related to our supplemental retirement and savings plan, increased share-based compensation and increased headcount. The increases in marketing, business development and travel costs were primarily attributable to increased costs for a company-wide marketing event held during the third quarter of both fiscal 2023 and 2022, with higher costs incurred for the fiscal 2023 event due to the increased scope of the event. In addition, we increased advertising and promotional expenses as well as travel costs as COVID-19 related restrictions have been relaxed. Selling, general and administrative expenses as a percentage of revenues remained consistent at 27% during the quarters ended June 30, 2023 and 2022.
The year-to-date period-over-period increase in selling, general and administrative expenses of $13.5 million was primarily attributable to a $7.8 million increase in marketing and business development costs, a $3.4 million increase in travel costs, a $2.3 million increase in outside services expenses and a $3.8 million increase in personnel and labor costs, partially offset by a $4.5 million decrease in facilities and infrastructure costs. The increases in marketing, business development and travel costs were primarily attributable to increased costs for a company-wide marketing event held during the third quarter of both fiscal 2023 and 2022, with higher costs incurred for the fiscal 2023 event due to the increased scope of the event. In addition, as COVID-19 related restrictions have been relaxed, we held more corporate events, increased advertising and promotional expenses and increased travel costs. The increase in outside services expenses was primarily attributable to increased legal and third-party consulting expenses. The increase in personnel and labor costs was primarily a result of increased fringe benefit costs related to our supplemental retirement and savings plan. The decrease in infrastructure and facilities costs was primarily attributable to a decrease in software royalty fees and maintenance, and a favorable adjustment from the termination of an office lease related to our consolidation of office space. Selling, general and administrative expenses as a percentage of revenues decreased to 27% during the nine months ended June 30, 2023 from 28% during the nine months ended June 30, 2022.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are amortized using the straight-line method over periods ranging from five to ten years.
Amortization expense was $0.3 million during the quarter ended June 30, 2023 compared to $0.5 million during the quarter ended June 30, 2022.
Amortization expense was $0.8 million during the nine months ended June 30, 2023 compared to $1.6 million during the nine months ended June 30, 2022.
Gain on Product Line Asset Sale
The $1.9 million gain on product line asset sale during the nine months ended June 30, 2023 was attributable to the sale of certain assets related to our Siron compliance business in the quarter ended December 31, 2022.
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
The quarter-over-prior year quarter increase in interest expense of $5.8 million was primarily attributable to a higher average outstanding debt balance, as well as a higher average interest rate on our revolving line of credit and term loan during the quarter ended June 30, 2023.
The year-to-date period-over-period increase in interest expense of $23.1 million was primarily attributable to a higher average outstanding debt balance, as well as a higher average interest rate on our revolving line of credit and term loan during the nine months ended June 30, 2023.

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
The quarter-over-prior year quarter change in other income (expense), net of $6.3 million, from $1.0 million in other expense, net to $5.3 million in other income, net, was primarily attributable to net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan in the current year period compared to losses in the prior year period, partially offset by an increase in foreign currency exchange losses.
The year-to-date period-over-period change in other income (expense), net of $9.2 million, from $1.9 million in other expense, net to $7.3 million in other income, net, was primarily attributable to net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan in the current year period compared to losses in the prior year period, partially offset by an increase in foreign currency exchange losses.
Provision for Income Taxes
The effective income tax rate was 18.4% and 22.7% during the quarters ended June 30, 2023 and 2022, respectively, and 20.6% and 21.0% during the nine months ended June 30, 2023 and 2022, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the quarter ended June 30, 2023 was favorably impacted by the release of the valuation allowance previously established for our California state research and development tax credits.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine-month periods ended June 30, 2023 and 2022.

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022
	(In thousands)		(In thousands)
Scores	$176,999	$157,808	$19,191	12%
Software	75,649	46,030	29,619	64%
Unallocated corporate expenses	(42,347)	(34,142)	(8,205)	24%
Total segment operating income	210,301	169,696	40,605	24%
Unallocated share-based compensation	(32,995)	(28,549)	(4,446)	16%
Unallocated amortization expense	(275)	(532)	257	(48)%
Operating income	$177,031	$140,615	36,416	26%

	Scores				Software
	Quarter Ended June 30,		Percentage of Revenues		Quarter Ended June 30,		Percentage of Revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)				(In thousands)
Segment revenues	$201,778	$179,355	100%	100%	$196,910	$169,611	100%	100%
Segment operating expense	(24,779)	(21,547)	(12)%	(12)%	(121,261)	(123,581)	(62)%	(73)%
Segment operating income	$176,999	$157,808	88%	88%	$75,649	$46,030	38%	27%

The quarter-over-prior year quarter increase in operating income of $36.4 million was primarily attributable to a $49.7 million increase in segment revenues, partially offset by an $8.2 million increase in corporate expenses, a $4.4 million increase in share-based compensation cost, and a $0.9 million increase in segment operating expenses.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $40.6 million was the result of a $29.6 million increase in our Software segment operating income and a $19.2 million increase in our Scores segment operating income, partially offset by an $8.2 million increase in corporate expenses.
The quarter-over-prior year quarter increase in Scores segment operating income of $19.2 million was due to a $22.4 million increase in segment revenue, partially offset by a $3.2 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with the quarter ended June 30, 2022.
The quarter-over-prior year quarter increase in Software segment operating income of $29.6 million was due to a $27.3 million increase in segment revenue and a $2.3 million decrease in segment operating expenses. Segment operating income as a percentage of segment revenue for Software increased to 38% from 27%, primarily attributable to an increase in higher-margin license revenue recognized at a point in time, a decrease in sales of our lower-margin professional services, and a one-time reimbursement from a third-party data center provider for implementation costs previously incurred.

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022
	(In thousands)		(In thousands)
Scores	$509,096	$467,473	$41,623	9%
Software	176,281	133,501	42,780	32%
Unallocated corporate expenses	(119,612)	(104,734)	(14,878)	14%
Total segment operating income	565,765	496,240	69,525	14%
Unallocated share-based compensation	(89,750)	(86,363)	(3,387)	4%
Unallocated amortization expense	(825)	(1,619)	794	(49)%
Unallocated gain on product line asset sale	1,941	—	1,941	—%
Operating income	$477,131	$408,258	68,873	17%

	Scores				Software
	Nine Months Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)				(In thousands)
Segment revenues	$578,273	$532,584	100%	100%	$545,551	$495,938	100%	100%
Segment operating expense	(69,177)	(65,111)	(12)%	(12)%	(369,270)	(362,437)	(68)%	(73)%
Segment operating income	$509,096	$467,473	88%	88%	$176,281	$133,501	32%	27%
The year-to-date period-over-period increase of $68.9 million in operating income was primarily attributable to a $95.3 million increase in segment revenues and a $1.9 million gain on product line asset sale, partially offset by a $14.9 million increase in corporate expenses, a $10.9 million increase in segment operating expenses, and a $3.4 million increase in share-based compensation cost.
At the segment level, the year-to-date period-over-period increase of $69.5 million in segment operating income was the result of a $42.8 million increase in our Software segment operating income and a $41.6 million increase in our Scores segment operating income, partially offset by a $14.9 million increase in corporate expenses.
The year-to-date period-over-period $41.6 million increase in Scores segment operating income was attributable to a $45.7 million increase in segment revenue, partially offset by a $4.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with the nine months ended June 30, 2022.

The year-to-date period-over-period $42.8 million increase in Software segment operating income was attributable to a $49.6 million increase in segment revenue, partially offset by a $6.8 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software increased to 32% from 27%, primarily attributable to an increase in higher-margin license revenue recognized at a point in time and a decrease in sales of our lower-margin professional services.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2023, we had $163.0 million in cash and cash equivalents, which included $131.7 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on our term loan due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2023	2022
	(In thousands)
Cash provided by (used in):
Operating activities	$304,866	$364,624	$(59,758)
Investing activities	(12,974)	(4,422)	(8,552)
Financing activities	(271,236)	(390,256)	119,020
Effect of exchange rate changes on cash	9,164	(10,238)	19,402
Increase (decrease) in cash and cash equivalents	$29,820	$(40,292)	70,112
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $304.9 million during the nine months ended June 30, 2023 from $364.6 million during the nine months ended June 30, 2022. The $59.8 million decrease was attributable to a $54.6 million decrease in non-cash items and a $50.3 million decrease due to the timing of receipts and payments in our ordinary course of business. The decrease was partially offset by a $45.1 million increase in net income.

Cash Flows from Investing Activities
Net cash used in investing activities increased to $13.0 million for the nine months ended June 30, 2023 from $4.4 million for the nine months ended June 30, 2022. The $8.6 million increase was primarily attributable to an $8.4 million decrease in cash proceeds from the product line asset sales, net of cash transferred.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $271.2 million for the nine months ended June 30, 2023 from $390.3 million for the nine months ended June 30, 2022. The $119.0 million decrease was primarily attributable to a $762.9 million decrease in repurchases of common stock, partially offset by a $550.0 million decrease in proceeds from the issuance of senior notes, an $80.8 million decrease in proceeds, net of payments, on our revolving line of credit, and a $26.4 million increase in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In October 2022, our Board of Directors approved a new stock repurchase program replacing our previously authorized program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
We expended $98.6 million and $282.4 million during the quarters ended June 30, 2023 and 2022, respectively, and $289.9 million and $1.0 billion during the nine months ended June 30, 2023 and 2022, respectively, under our previously authorized stock repurchase programs and the October 2022 program. As of June 30, 2023, we had $236.9 million remaining under the October 2022 program.
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
As of June 30, 2023, we had $365.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.723%, and $277.5 million in outstanding balance of the term loan at an interest rate of 6.830%, of which $527.5 million was classified as a long-term liability and recorded in long-term debt within the accompanying condensed consolidated balance sheets. We were in compliance with all financial covenants under this credit agreement as of June 30, 2023.

Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of June 30, 2023, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2023 and September 30, 2022:

	June 30, 2023			September 30, 2022
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$163,022	$163,022	3.43%	$133,202	$133,202	1.23%
On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	391,000	400,000	381,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	819,000	900,000	767,250
Total	$1,300,000	$1,210,000	$1,300,000	$1,148,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $12.2 million and $14.3 million at June 30, 2023 and September 30, 2022, respectively.
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of June 30, 2023, we had $365.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.723% and $277.5 million in outstanding balance of the term loan at an interest rate of 6.830%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2023 and September 30, 2022:

	June 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	11,000	$11,942	$—
Buy foreign currency:
British pound (GBP)	GBP	13,212	$16,700	$—
Singapore dollar (SGD)	SGD	4,733	$3,500	$—

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	$—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	$—
Singapore dollar (SGD)	SGD	6,169	$4,300	$—
The foreign currency forward contracts were entered into on June 30, 2023 and September 30, 2022, respectively; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2023 through April 30, 2023	36,156	$691.28	35,000	$310,631,550
May 1, 2023 through May 31, 2023	43,623	$760.74	42,500	$278,299,545
June 1, 2023 through June 30, 2023	52,614	$788.65	52,500	$236,897,062
	132,393	$752.86	130,000	$236,897,062

(1)Includes 2,393 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2023.
(2)In October 2022, our Board of Directors approved a new stock repurchase program replacing our previously authorized January 2022 program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On May 26, 2023, Eva Manolis, a member of our Board of Directors, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This plan provides for the exercise of vested stock options representing, and the associated sale of, up to 7,692 shares of our common stock in the aggregate, and terminates on the earlier of the close of market on May 24, 2024 or the date all shares are sold thereunder.
On June 2, 2023, James Wehmann, our Executive Vice President, Scores, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 8,508 shares of our common stock in the aggregate, and terminates on the earlier of the close of market on May 31, 2024 or the date all shares are sold thereunder.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

10.1	Letter Agreement, effective as of May 15, 2023, by and between Fair Isaac Corporation and Steven P. Weber (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2023).

10.2
Market Share Unit Agreement, dated as of June 5, 2023, by and between Fair Isaac Corporation and William J. Lansing (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2023).

10.3
Non-Statutory Stock Option Agreement, dated as of June 5, 2023, by and between Fair Isaac Corporation and William J. Lansing (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2023).

10.4 *	Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above).

10.5 *	Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above).

10.6 *	Form of Executive Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above).

10.7 *	Form of Market Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above).

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	August 2, 2023

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	August 2, 2023

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)