Form 10-Q/A
period 2023-06-30
FAIR ISAAC CORP
filed 2023-09-15
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Fair Isaac Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, which was originally filed with the Securities and Exchange Commission on August 2, 2023 (“Original Filing”), solely to include inline eXtensible Business Reporting Language (“iXBRL”) data tagging that was inadvertently omitted from the disclosure included in the Original Filing under Part II, “Item 5. Other Information”. This Amendment also includes new Exhibit 31 certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, but since this Amendment does not contain or amend any financial statements or any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.
Except for the items specifically noted above, this Amendment does not modify or update any disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any disclosures, other than those identified above.

PART II – OTHER INFORMATION
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

10.4
Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2023).

10.5
Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2023).

10.6
Form of Executive Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2023).

10.7
Form of Market Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2023).

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO for this Amendment.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO for this Amendment.

32.1	Section 1350 Certification of CEO (Incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q for the quarter ended June 30, 2023).

32.2	Section 1350 Certification of CFO (Incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q for the quarter ended June 30, 2023).

101 *	Inline XBRL for the information under Part II, Item 5, “Other Information” of this report.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	September 15, 2023

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	September 15, 2023

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)