Form 10-K
period 2023-09-30
FAIR ISAAC CORP
filed 2023-11-08
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No
As of March 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14,169,078,627 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 27, 2023 was 24,713,557 (excluding 64,143,226 shares held by the Company as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 100 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure in the U.S. of consumer credit risk — empowering them to increase financial literacy and manage their financial health. More information about us can be found on our website, www.fico.com. We make our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the U.S. Securities and Exchange Commission (“SEC”). References to our website address in this report do not constitute an incorporation by reference. Information on our website is not part of this report.

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
Since the introduction of the FICO® Score in the U.S. in 1989, we have regularly updated the score to take advantage of newly available data and enhanced analytics. Our most recent and most predictive scores, FICO® Score 10 and 10 T, were introduced in January 2020. To increase its predictive power, FICO Score 10 T builds on FICO Score 10 but also incorporates trended credit data. Trended data considers a longer historical view, giving lenders even more insight into how individuals are managing their credit. When we introduced FICO® Score 9 in 2015, it also made use of newly available data such as reported rental payment history, while also de-emphasizing medical debt and disregarding paid collections.
Most of our scores distributed today are FICO® Score 8 and FICO® Score 9. Our new FICO Scores are generally designed to provide greater predictive accuracy than the scores they replace, and to be compatible with prior versions of the FICO Score.

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
Outside the U.S., we offer FICO® Scores for consumer loans, and in some cases for small and medium business loans. These scores are typically sold to end-users through consumer reporting agencies in those countries, as they are in the U.S. We have also developed client-specific versions of the FICO Score in over ten countries that we sell directly to end-user customers. FICO Scores have been made available in over 40 countries.
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
FICO provides software solutions to business customers in more than 100 countries around the world. Our software can be deployed in the cloud utilizing third-party cloud services, or on-premises using our customers’ IT infrastructure. We typically sell our software as multi-year subscriptions, with payments based on usage metrics such as the number of accounts, transactions or decisioning use cases deployed, often subject to contracted minimum payments.
A significant and growing number of our software solutions run natively on FICO® Platform, a modular software offering designed to support advanced analytics and decisioning use cases. While not all our software runs on FICO Platform today, we are continuing to invest significant development resources to enable substantially all of our software to run on FICO Platform in the future.

Principal Areas of Expertise
We specialize in solutions that empower businesses to operationalize analytics to uncover new opportunities, make timely decisions that matter, and execute them at scale. With more than 65 years of analytics and software experience, we have found that bringing human and digital intelligence together allows our customers to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, lower operating expenses, and enter new markets more profitably.
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
Our goal is to move substantially all of FICO’s current software products onto FICO® Platform. For example, FICO’s industry leading rules-based decisioning engine, FICO® Blaze Advisor® decision rules management system, is now available on FICO Platform as FICO® Decision Modeler. In addition, many core capabilities of FICO’s current software products are now part of FICO Platform, such as Originations and Fraud. We believe this strategy of moving our software products to FICO Platform will result in revenue growth through follow-on “land and expand” sales to existing Platform customers and more sales to medium-sized businesses typically served through value-added resellers and systems integrators.
Our annual recurring revenue (“ARR”) from FICO® Platform based products was $173.2 million as of September 30, 2023, representing 26% of our total software ARR.

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

Pre-Configured Solutions
FICO's pre-configured solutions optimize customer interactions in real-time, driving greater customer engagement and improving business results. They enable acquisition and growth marketing, account activation and management, omni-channel communication, risk assessment, and fraud detection and prevention. Key FICO solutions offered today include:
•FICO® Fraud Solutions empower organizations to safeguard the business and their customers from payments fraud and application fraud. Leveraging advanced analytic capabilities on a large scale and in real-time, FICO Fraud Solutions identify fraud and enable strategies designed to prevent fraud across payment cards, money transfers, and instances where stolen or synthetic identities are exploited to open accounts. Our models that identify transaction fraud are continually improved using a proprietary, global data set of transaction data contributed by more than 9,000 institutions that participate in the FICO® Falcon® Intelligence Network. Certain Fraud Solutions capabilities are available on FICO Platform today, and we plan to make additional Fraud Solutions capabilities available on FICO® Platform in the future.
•FICO® Originations Solution is an application-to-decision credit originations solution. It enables banks, credit unions, finance companies, online lenders, auto lenders, and other companies to automate and improve the processing of requests for credit. Our Originations Solution increases the speed, consistency and efficiency with which requests are handled, reducing losses, and increasing approval rates through the application of sophisticated policies and analytics that assess applicant risk and reduce the need for manual review by underwriters. Certain Originations capabilities are available on FICO Platform today, and we plan to make additional Originations capabilities available on FICO® Platform in the future.
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

MARKETS AND CUSTOMERS
Our scores and software products and services serve clients in multiple industries, including banking, insurance, retail, healthcare and public agencies. End users of our products include three-quarters of each of the largest 100 financial institutions in the U.S. and the largest 100 banks in the world. Our clients also include more than 600 insurers, including nine of the top ten U.S. property and casualty insurers; more than 300 retailers and general merchandisers; and more than 200 government or public agencies. Eight of the top ten companies on the 2023 Fortune 500 list use one or more of our solutions. In addition, our consumer solutions are marketed to more than 200 million U.S. consumers whose credit relationships are reported to the three major U.S. consumer reporting agencies.
The majority of our scores are marketed and sold through consumer reporting agencies. During fiscal 2023, 2022 and 2021, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 41%, 39% and 38% of our total revenues, respectively. We also sell our scores and credit monitoring directly to consumers through our myFICO.com on-line subscription offerings. Outside of the U.S., we sell our scores through consumer reporting agencies, other third-party distributors, and in some cases directly to large end-users.
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
Our largest market segment is financial services, representing 91% of our total revenue in 2023. Our largest geographic market is the Americas, representing 85% of our total revenue in 2023.

COMPETITION
The market for our solutions is intensely competitive and is constantly changing. Our competitors vary both in size and in the scope of the products and services they offer. We encounter competition from several sources, including:
•in-house analytic and systems developers;
•neural network developers and artificial intelligence system builders;
•fraud solution providers;
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

Software
The competition in our Software segment varies by application. In the fraud market for banking, we compete primarily with Nice Actimize, Experian, Pegasystems, BAE Systems Applied Intelligence, SAS, ACI Worldwide, IBM, Feedzai and Featurespace. In the customer origination market, we compete with Experian, Equifax, Moody’s, Meridian Link, and CGI, among others. In the customer management market, we compete with Experian and SAS, among others. In the marketing services market, we compete with Pegasystems, Equifax, Experian, SAS, Adobe and Salesforce, among others. In the decision platform market, we compete with Pegasystems, IBM and SAS, among others.

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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. As of September 30, 2023, we held 196 U.S. and 23 foreign patents, with 69 applications pending.
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

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. As of September 30, 2023, we had 24 trademarks registered in the U.S. and select foreign countries.
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
Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, data privacy, and cyber and data security laws and regulations that may relate to our business or the business of our customers or affect the demand for our products and services. For example, the General Data Protection Regulation (the “GDPR”) in the United Kingdom (“U.K.”) and the European Union (“E.U.”) imposes, among other things, strict obligations and restrictions on the collection and use of U.K. and E.U. personal data, a requirement for prompt notice of data breaches in certain circumstances, a requirement for implementation of certain approved safeguards (such as the use of approved “standard contractual clauses” and the performance of appropriate data transfer impact assessments) for transfers of personal data to other countries that have not been determined by the E.U. or the U.K. to provide adequate data privacy protections, and possible substantial fines for any violations. Our implementation of processes to meet such requirements for affected data flows, which may involve interpretive issues, and may have an adverse impact on cross-border transfers of personal data, may subject us or our customers to additional scrutiny from E.U. and U.K. regulators or may increase our costs of compliance associated with maintaining appropriate certifications, performing any necessary assessments, engaging in contract negotiations with third parties and implementing approved standard contractual clauses, and/or (if appropriate) localizing certain data processing activities. Brazil, India, South Africa, Japan, China, Israel, Canada, and several other countries have introduced and, in some cases, enacted, similar data privacy and cyber and data security laws.
The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security regulatory actions. Other U.S. states have considered and/or enacted similar privacy laws. For example, Virginia, Utah, Connecticut, and Colorado have passed new consumer privacy laws with effective dates in 2023, and Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, and Texas have passed consumer privacy laws that will become effective in 2024, 2025, or 2026.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) with respect to the offering of consumer financial products and services and provides the Consumer Financial Protection Bureau (the “CFPB”) with enforcement authority to enforce those provisions as well as certain enumerated federal consumer financial laws. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to a covered financial institution offering consumer financial products and services. Further, the CFPB has authority to issues rules designating non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. In addition, the laws and regulations issued by U.S. and foreign regulators of some of our largest financial institution customers may require them to flow down certain contractual obligations, exercise greater oversight, and perform more rigorous audits of their key service providers such as us.
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
There has been an increased focus on laws and regulations related to our business and the business of our customers, including by the current U.S. presidential administration, the U.S. Congress, and U.S. regulators, such as the CFPB, relating to policy concerns regarding the operation of consumer reporting agencies, the use and accuracy of credit and alternative data, the use of credit scores and fair lending, and the use, transparency, and fairness of algorithms, artificial intelligence, and machine learning in business processes. The European Commission has also released draft proposed regulations (i.e., the EU AI Act) that would establish requirements for the provision and use of products that leverage artificial intelligence, machine learning, and similar analytic and statistical modeling technologies, including credit scoring. The final version of the EU AI Act is expected to be published by the end of 2023 and is expected to become effective in 2026.
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
•The Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; cyber incident notice requirements for banks and their service providers under rules and regulations issued by federal banking regulators; cybersecurity incident disclosure requirements for public companies under regulations issued by the SEC; and identity theft, file freezing, and similar state privacy laws.
•Laws and regulations related to extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards.
•Laws and regulations applicable to secondary market participants (e.g., The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”)) that could have an impact on our scoring products and revenues, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the Federal Housing Finance Agency in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards or criteria established pursuant to such laws or regulations, including the ongoing validation and approval of the use of the FICO Score by Fannie Mae, Freddie Mac, and the Federal Housing Finance Agency.
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
•Laws and regulations that apply to outsourcing of services by our clients, and that set forth requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors).
We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices acts and various employment laws.
HUMAN CAPITAL RESOURCES
Our People
As of September 30, 2023, we employed 3,455 persons across 29 countries. Of these, our largest representation includes 1,283 (37%) based in the United States, 1,259 (36%) based in India and 270 (8%) based in the United Kingdom. Other than to the extent mandated by applicable law in certain foreign jurisdictions, none of our employees are covered by a collective bargaining agreement, and no work stoppages were experienced during fiscal 2023.

Our Board of Directors (our “Board”) and executive leadership team believe that our people are vital to our success. The Leadership Development and Compensation Committee (the “LDCC”) of our Board oversees all human capital management policies, programs and strategies, including but not limited to those regarding talent recruitment, development and retention, health and safety, organizational culture, employee engagement, diversity, inclusion and belonging, and compensation and benefits. The LDCC also periodically reviews and reports to the Board with respect to succession planning for our Chief Executive Officer and other senior management positions. In addition, our Chief Human Resources Officer reports to our Board periodically on people-focused programs.

Employee Engagement
For the past decade, we have conducted quarterly workforce surveys to measure employee engagement and gain feedback and insights from our people about ways to improve the employee experience and the effectiveness of our business operations. Detailed findings from these surveys are promptly communicated to all employees, individual work teams, the executive team and our Board and the findings are leveraged to drive positive organizational change. We involve designated employee “ambassadors” who work with senior leaders to explore findings, identify high value actions and amplify messaging to help our people understand how survey participation can connect to positive change.
Examples of organizational changes that have been driven by the insights from these surveys include investments in expanded workforce capacity, targeted recruiting of under-represented groups, broadened and more frequent company-wide communications, expanded employee stock ownership, expanded benefit programs including paid parental leave, well-being, family building, childcare reimbursement and company-funded transportation programs, enhanced incentive plan funding and expanded investments in professional development and culture-based initiatives to promote inclusiveness and belonging.
Our engagement scores have steadily strengthened over the past year and nearly all driver scores remain well-above their published external benchmark.

Diversity, Inclusion and Belonging
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
Building on this foundation, we sponsor and provide dedicated funding to multiple employee resource groups (“ERGs”) that help support our goals of workforce engagement and a strong sense of inclusion and belonging. FICO ERGs focus on women, race/ethnicity, LGBTQ+ and community support groups. All FICO ERGs are open to everyone at FICO to join. Our FICO Cares ERG encourages our people to connect with and contribute to their community. We encourage employees to participate in volunteer activities by providing work schedule flexibility and paid Community Volunteer Leave. We also encourage and match employee cash donations to qualified charitable organizations through our Corporate Matching Gift Program.
As one strategy to accelerate progress in expanding workforce diversity, we engage in targeted campus recruiting efforts. In the United States, we maintain and continue to expand our partnership with the Management Leadership for Tomorrow (MLT.org) organization, which helps us connect with racially diverse college students for summer internships followed by offers of full-time employment upon graduation.
Additional information on our diversity programs and efforts are available on the Corporate Responsibility page of our website at www.fico.com/en/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Talent Recruitment
We leverage organizational culture as a competitive advantage in our efforts to attract talent from the broadest possible pool. We deploy selection practices which ensure strong alignment between candidate qualifications and knowledge and skills needed for success in each role, while avoiding unconscious biases through hiring manager education and use of decision tools. We have adopted a policy that seeks a level of qualified applicant pool diversity be achieved prior to offer extension as a strategy for building workforce diversity along with high quality hires. Further, in the U.S., we detail our targeted base pay ranges on all public job postings and instruct our recruiters that they are prohibited from inquiring about a candidate’s current level of compensation.

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
Over the course of the past decade, we’ve steadily and significantly expanded participation in our annual performance-based equity program from 7% to nearly 33% of our workforce. In addition, we offer an Employee Stock Purchase Plan for eligible employees, which is designed to promote even broader equity participation.
We offer competitive health and welfare benefit plans with significant company subsidies to offset premiums, retirement plans with a competitive company match to encourage participation and flexible paid-time-off programs including vacation, sick time and disability time. We have paid Maternity and Parental Leave benefits totaling up to 12 weeks, and we have adopted a Well-Being Program designed to provide broad-based physical and mental health education and personal health coaching, as well as quarterly cash Wellness Awards designed to help employees fund wellness-related purchases which they find most valuable. We recently implemented a new global Family Building Benefit program, which provides infertility, cryopreservation, surrogacy and adoption support services. In India, we recently implemented a new Childcare Reimbursement program to assist parents of young children.

Promoting a Healthy and Safe Work Environment
We are committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety. All employees and contractors are required to comply with established safety policies, standards and procedures.
We foster a healthy work/life balance for our people via both remote and hybrid work location policies that provide significant flexibility surrounding work location and work schedules. We have also substantially reduced employee travel to only essential business needs in favor of ongoing video-based meetings.

Item 1A. Risk Factors

Business, Market and Strategy Risks
We may not be successful in executing the business strategy for our Software segment, which could cause our growth prospects and results of operations to suffer.

We have increasingly focused our Software segment’s business strategy on investing significant development resources to enable substantially all of our software to run on FICO® Platform, our modular software offering designed to enable advanced analytics and decisioning use cases. This business strategy is designed to enable us to increase our business by selling multiple connectable and extensible products to clients, as well as to enable the development of custom client solutions and to allow our clients to more easily expand their usage and the use cases they enable over time. The market may be unreceptive to our general business approach, including being unreceptive to our cloud-based offerings, unreceptive to purchasing multiple products from us, or unreceptive to our customized solutions. As we continue to pursue this business strategy, we may experience volatility in our Software segment’s revenues and operating results caused by various factors, including the differences in revenue recognition treatment and timing between our cloud-based offerings and on-premises software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales, delivery and distribution methods. If this business strategy is not successful, we may not be able to grow our Software segment’s business, growth may occur more slowly than we anticipate, or revenues and profits may decline.
If we are unable to develop successful new products or new versions of products, or if we experience defects, failures or delays associated with the introduction of new products or of new versions of products, our business could suffer serious harm.
Our growth and the success of our business strategy depend upon our ability to develop and sell new products and new versions of products, including the development and sale of our cloud-based product offerings and our scoring solutions. If we are unable to develop new or enhanced products, or if we are not successful in introducing new or enhanced products, we may not be able to grow our business or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data, and adapting to particular software operating environments and certain client or other systems. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. Software errors in our products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims.
Our ability to increase our revenues will depend to some extent upon introducing new products and services and upon introducing enhancements and improvements to existing products and services. If the marketplace does not accept these new, enhanced or improved products and services, our revenues may decline.
To increase our revenues, we must enhance and improve existing products and services, and continue to introduce new products and services that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. We believe much of the future growth of our business and the success of our business strategy will rest on our ability to continue to expand into newer markets for our products and services. Such areas are relatively new to our product development and sales and marketing personnel. Products and services that we plan to market in the future are in various stages of development. We cannot assure you that the marketplace will accept these products and services. If our current or potential customers are not willing to switch to or adopt our new products and services, either as a result of the quality of these products and services or due to other factors, such as economic conditions, our revenues will decrease.
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

In addition, the U.S. and other key international economies are experiencing, and have experienced in the past, downturns in which economic activity is impacted by falling demand for a variety of goods and services, increased volatility of interest rates, fluctuating rates of inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. In addition, the volume of our Scores sales depends heavily on macroeconomic conditions, including, for example, the volume of transactions in the U.S. mortgage and credit card markets, which account for a significant portion of the revenues in our Scores segment. Economic disruption could result in a decline in the sales of new products to our customers and the volume of transactions that we execute for existing customers.
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
In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technologies, cloud-based technologies and the use of the Internet. For example, artificial intelligence technologies and their use are currently undergoing rapid change. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, or if we fail to bring product enhancements or new product developments to market quickly enough, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to:
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
During fiscal 2023, 91% of our revenues were derived from sales of products and services to the banking industry. Periods of global economic uncertainty experienced in the past have produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for future stress and disruptions, including in connection with geopolitical tensions, military conflicts, the level of inflation and rising interest rates, presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our products and services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of services we provide our customers and could negatively impact our revenue and results of operations.
While the rate of account growth in the U.S. banking industry has been slow, we have generated most of our revenue growth in the banking industry by selling and cross-selling our products and services to large banks and other credit issuers. If the banking industry experiences contraction in the number of participating institutions, we may have fewer opportunities for revenue growth due to reduced or changing demand for our products and services that support customer acquisition programs of our customers. In addition, industry contraction could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis as formerly separate customers combine their operations under one contract. There can be no assurance that we will be able to prevent future revenue contraction or effectively promote future revenue growth in our businesses.
While we expand our sales into international markets, the risks are greater as these markets are also experiencing substantial disruption and we are less well-known in them.
If we are unable to access new markets or develop new sales and distribution channels, our business and growth prospects could suffer.
We expect our future growth to depend, in part, on the sale of products and service solutions in industries and markets we do not currently serve. We also expect to grow our business by delivering our solutions through additional sales and distribution channels. If we fail to penetrate these industries and markets to the degree we anticipate, or if we fail to develop additional sales and distribution channels, we may not be able to grow our business, growth may occur more slowly than we anticipate, or our revenues and profits may decline.
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
•fraud solutions providers;
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

We expect to experience additional competition from other established and emerging companies. This could include customers of ours that develop their own scoring models or other products, and as a result no longer purchase or reduce their purchases from us. We also expect to experience competition from other technologies. For example, certain of our fraud solutions products compete against other methods of preventing payment card fraud, such as cardholder verification and authentication solutions; mobile device payments and associated biometric measures on devices including fingerprint and face matching; and other card authorization and user verification techniques.
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
Many of our products are sold by distributors or partners, and we intend to continue to market and distribute our products through these existing distributor and partner relationships, as well as invest resources to develop additional sales, distribution and marketing relationships. Our Scores segment relies on, among others, Experian, TransUnion and Equifax. Failure of our existing and future distributors to generate significant revenues or otherwise perform their expected services or functions, demands by such distributors to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances, could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, Experian, TransUnion and Equifax have developed a credit scoring product to compete directly with our products and are actively selling that product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.
Our revenues, results of operations and overall financial performance may be negatively impacted by health epidemics or other disease outbreaks, such as the COVID-19 pandemic.
Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. Health epidemics or disease outbreaks, such as the COVID-19 pandemic, could impact the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to change product selections or term commitments, delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations and overall financial performance.

If use of the FICO® Score by Fannie Mae and Freddie Mac were to cease or decline, it could have a material adverse effect on our revenues, results of operations and stock price.
A significant portion of our revenues in our Scores segment is attributable to the U.S. mortgage market, which includes, for mortgages eligible for purchase by The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”), a requirement by those enterprises that U.S. lenders provide FICO® Scores for each mortgage delivered to them. However, their continued use of the FICO Score is subject to ongoing validation and approval by those enterprises and the Federal Housing Finance Agency. If other credit score models are approved for use with mortgages delivered to Fannie Mae and Freddie Mac, or the FICO Score is not approved for continued use with those mortgages, it could have a material adverse effect on our revenues, results of operations and stock price.
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
As part of our management approach, we pursue ongoing reengineering efforts designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. Our reengineering efforts may not be successful over the long term should we fail to reduce expenses or increase revenues to anticipated levels or at all. If our reengineering efforts are not successful over the long term, our revenues, results of operations and business may suffer.
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
•divestiture terms that contain potential future purchase price adjustments or require that assets or liabilities be divested, managed or run off separately;
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
•our use of cash to pay for acquisitions may limit other potential uses of our cash, including stock repurchases, and retirement of outstanding indebtedness; and
•to the extent we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
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
Because our business requires the storage, transmission and utilization of sensitive consumer and customer information, we will continue to routinely be the target of attempted cybersecurity and other security threats by technically sophisticated and well-resourced outside third parties, among others, attempting to access or steal the data we store. Many of our products are provided by us through the Internet. We may be exposed to additional cybersecurity threats as we migrate our software solutions and data from our legacy systems to cloud-based solutions. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These threats include phishing attacks on our email systems and other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. As a software and technology vendor, we may incorporate or distribute software or other materials from third parties. Attacks or other threats to our supply chain for such software and materials may render us unable to provide assurances of the origin of such software and materials, and could put us at risk of distributing software or other materials that may cause harm to ourselves, our customers or other third parties. In addition, increased attention on and use of artificial intelligence increases the risk of cyber-attacks and data breaches, which can occur more quickly and evolve more rapidly when artificial intelligence is used. Further, use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.

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
Malicious third parties may also conduct attacks designed to temporarily deny customers, distributors and vendors access to our systems and services. Cybersecurity breaches experienced by our vendors, by our distributors, by our customers, by companies that we acquire, or by us may trigger governmental notice requirements and public disclosures, which may lead to widespread negative publicity. We may also be affected by cybersecurity breaches experienced by customers who use our products on-premises, and those breaches may occur due to factors not under our control, including a customer’s failure to timely install updates and fixes to our products, vulnerabilities in a customer’s own cybersecurity measures, and other factors. Any cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results.

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business and financial condition.
Our ability to provide reliable products and services to our customers depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and increasingly those of our external service providers. Any disruption of or interference with our use of data centers, information technology or communication systems of our external service providers would adversely affect our operations and our business. As we continue to grow our Software segment’s business, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third-party environments or service providers, fires, floods, earthquakes, pandemics, war, terrorist acts or civil unrest, power losses, equipment failures, supply chain disruptions, computer viruses, denial-of-service or other cybersecurity attacks, employee or insider malfeasance, human error and other events beyond our control. Any steps that we or our external service providers have taken to prevent or reduce disruption may not be sufficient to prevent an interruption of services and disaster recovery planning may not account for all eventualities.
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

Our business strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The labor market for these individuals, particularly in the complex technical disciplines of software engineering, data science, and cyber security, is very competitive due to the limited number of people available with the necessary technical skills and understanding to support our complex products and it may become more competitive with general market and economic improvement. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This and other competitive factors could impair our ability to recruit and retain personnel. We have experienced past difficulty in recruiting and retaining qualified personnel, especially in these intensely competitive technical skill areas, and we may experience future difficulty in recruiting and retaining such personnel, at a time when we may need additional staff to support expanded research and development efforts, new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S., and from the U.S. and other countries to work abroad. Limitations imposed by immigration laws in the U.S. and abroad and the availability of visas in the countries where we do business could hinder our ability to attract necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative forms of compensation for this purpose.
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
Our business requires that we develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update some of our products. In most cases, these data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business partners provide us with the data we require to analyze transactions, report results and build new models. Our business strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business partners, or if they decline to provide such data due to privacy, security, competitive concerns, regulatory concerns, or prohibitions or a lack of permission from their customers or partners, we could lose access to required data and our products. If this were to happen, our development of new products might become less effective. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure, transfer or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. Third parties have asserted copyright and other intellectual property interests in these data, and these assertions, if successful, could prevent us from using these data. We may not be successful in maintaining our relationships with these external data source providers or in continuing to obtain data from them on acceptable terms or at all. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.

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
Laws and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision and future lawsuits arising from our products and services. Laws and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Laws and regulations that may affect our business and/or our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:
•Privacy and security laws and regulations that limit the use and disclosure, require security procedures, or otherwise apply to the collection, processing, storage, use and transfer of personal data of individuals (e.g., the U.S. Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act; identity theft, file freezing, security breach notification and similar state privacy laws; and the data protection laws of other countries such as the General Data Protection Regulation (the “GDPR”) in the European Union (“E.U.”) and the United Kingdom (“U.K.”));

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
•The Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; cyber incident notice requirements for banks and their service providers under rules and regulations issued by federal banking regulators; cybersecurity incident disclosure requirements for public companies under regulations issued by the SEC; and identity theft, file freezing, and similar state privacy laws;
•Laws and regulations related to extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards;
•Laws and regulations applicable to secondary market participants (e.g., Fannie Mae and Freddie Mac) that could have an impact on our scoring products and revenues, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the Federal Housing Finance Agency in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards or criteria established pursuant to such laws or regulations, including the ongoing validation and approval of the use of the FICO Score by Fannie Mae, Freddie Mac, and the Federal Housing Finance Agency;
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
•Anti-bribery and corruption laws and regulations (e.g., the Foreign Corrupt Practices Act and the UK Bribery Act 2010);
•Financial regulatory standards (e.g., Sarbanes-Oxley Act requirements to maintain and verify internal process controls, including controls for material event awareness and notification); and
•Laws and regulations that apply to outsourcing of services by our clients, and that set forth requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors).

Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, data privacy, and cyber and data security laws and regulations that may relate to our business or the business of our customers or affect the demand for our products and services. For example, the GDPR in the E.U. and the U.K. imposes strict obligations and restrictions on the collection and use of E.U. and U.K. personal data, and also on the transfer of such data to countries that have not been determined by the E.U. or the U.K. to provide adequate data privacy protections, unless there are additional approved transfer safeguards in place (such as the use of “standard contractual clauses” and the performance of appropriate data transfer impact assessments). Our implementation of processes to meet such requirements for affected data flows may involve additional compliance costs associated with maintaining appropriate regulatory certifications, performing any necessary assessments, engaging in contract negotiations with third parties and implementing approved standard contractual clauses, and/or (if appropriate) localizing certain data processing activities. Furthermore, such data transfer restrictions, which may involve interpretive issues, may have an adverse impact on cross-border transfers of personal data and may subject us and our customers to additional scrutiny from E.U. or U.K. data protection authorities.
Brazil, India, South Africa, Japan, China, Israel, Canada, and numerous other countries have introduced and, in some cases, enacted, similar data privacy and cyber and data security laws.
The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security regulatory actions. Other U.S. states have considered and/or enacted similar privacy laws. For example, Virginia, Utah, Connecticut, and Colorado have passed consumer privacy laws with effective dates in 2023, and Indiana, Iowa, Montana, Oregon, Tennessee, and Texas have passed consumer privacy laws that will become effective in 2024, 2025, or 2026.
In addition, there has been an increased focus on laws and regulations related to our business and the business of our customers, including by the current U.S. presidential administration, the U.S. Congress, and U.S. regulators, including the CFPB, relating to policy concerns with regard to the operation of consumer reporting agencies, the use and accuracy of credit and alternative data, the use of credit scores and fair lending, and the use, transparency, and fairness of algorithms, artificial intelligence, and machine learning in business processes.
The European Commission has also released draft proposed regulations (i.e., the EU AI Act) that would establish requirements for the provision and use of products that leverage artificial intelligence, machine learning, and similar analytic and statistical modeling technologies, including credit scoring. The final version of EU AI Act is expected to be published by the end of 2023 and is expected to become effective in 2026.
The costs and other burdens of compliance with such laws and regulations could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy and cyber and data security may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.
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
Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. Global economic uncertainty has produced, and continues to produce, substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including geopolitical tensions, military conflicts, the level and volatility of interest rates, the level of inflation, the continuing effects of the COVID-19 pandemic, an actual recession or fears of a recession, trade policies and tariffs, and political and governmental instability.
Economic uncertainty has and could continue to negatively affect the businesses and purchasing decisions of companies in the industries we serve. Such disruptions present considerable risks to our businesses and operations. As global economic conditions experience stress and negative volatility, or if there is an escalation in regional or global conflicts, or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.
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
A large portion of our revenues is derived from international sales. During fiscal 2023, 27% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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
•geopolitical tensions, instability, terrorism, and military conflicts;
•natural disasters and pandemics, including the COVID-19 pandemic, and individual countries’ reactions to them; and
•difficulties and delays in translating products and related documentation into foreign languages.
There can be no assurance that we will be able to successfully address each of these challenges. Additionally, some of our business is and will be conducted in currencies other than the U.S. dollar. Substantial movements in foreign exchange rates relative to the dollar could adversely impact our cash flows, results of operations and financial position.
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
In our Scores segment, a majority of our revenues come from the sale of our Scores through partners. We have limited visibility on those sales until we receive royalty reports from those partners at the end of each billing period. Furthermore, the volume of our Scores sales depends heavily on macroeconomic conditions that are hard to forecast, including, for example, the volume of transactions in the U.S. mortgage and credit card markets, which account for a significant portion of the revenues in our Scores segment.
If we are unable to accurately forecast our revenues, our ability to plan, budget or provide accurate guidance could be limited, and our stock price could be adversely affected.
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
•fluctuations in domestic and international economic conditions;
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Company’s headquarters are located in Bozeman, Montana. As of September 30, 2023, the Company leased office facilities in geographically dispersed locations primarily for corporate functions, sales, research and development, data centers and other purposes. The Company believes its existing facilities, which are used by both reportable segments, are in good operating condition and are suitable to meet operating needs.

Item 3. Legal Proceedings
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 27, 2023, we had 254 stockholders of record of our common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2023 through July 31, 2023	48,412	$821.21	47,500	$197,895,136
August 1, 2023 through August 31, 2023	52,563	$864.13	52,000	$152,950,805
September 1, 2023 through September 30, 2023	36,000	$900.13	36,000	$120,546,951
	136,975	$858.42	135,500	$120,546,951

(1)Includes 1,475 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2023.
(2)In October 2022, our Board of Directors approved a stock repurchase program replacing our previously authorized program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2018, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. Our past performance may not be indicative of future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high-level summary of our strategies and initiatives, highlights from fiscal year 2023 and key performance metrics for our Software segment; a more detailed analysis of our results of operations; our capital resources and liquidity, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting estimates that involve a significant level of estimation uncertainty. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Our MD&A focuses on discussion of year-over-year comparisons between fiscal 2023 and fiscal 2022. Discussion of fiscal 2021 results and year-over-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
BUSINESS OVERVIEW
Strategies and Initiatives
In fiscal 2023, our B2B scoring solutions, including the flagship FICO® Score, continued to be the standard measure of consumer credit risk in the U.S. We continued to promote adoption of our most predictive scores, FICO® Score 10 and 10 T. Internationally, we launched FICO® Score 10 in Canada, FICO® Score 6 in South Africa, and FICO® Score 4 and FICO® Extended Score 4 in Mexico, further expanding our financial inclusion initiatives. We also remained committed to expanding usage of the FICO® Resilience Index, a complement to FICO Scores that identifies consumers who are more resilient to economic stress relative to other consumers within the same FICO Score bands. We continued to develop scores that use alternative data to enhance conventional credit bureau data and generate scores for otherwise un-scorable consumers.
During fiscal 2023, we continued to advance and drive growth through our platform-first, cloud delivered strategy in our Software segment. This strategic focus has led us to exit non-strategic products and services in the past few years, allowing us to dedicate our resources to expanding the capabilities and market penetration of FICO® Platform. We also continued our transition from private data centers to external service providers to host our technology infrastructure.
We also continued to enhance stockholder value by returning cash to stockholders through our stock repurchase programs. During fiscal 2023, we repurchased 0.6 million shares at a total repurchase price of $407.3 million.
Highlights from Fiscal 2023
•Total revenue was $1.5 billion during fiscal 2023, a 10% increase from fiscal 2022.
•Annual Recurring Revenue for our Software segment as of September 30, 2023 was $669.4 million, a 22% increase from September 30, 2022.
•Dollar-Based Net Retention Rate for our Software segment during the fourth quarter of fiscal 2023 was 120%.
•Operating income was $642.8 million during fiscal 2023, a 19% increase from fiscal 2022.
•Net income was $429.4 million during fiscal 2023, a 15% increase from fiscal 2022.
•Diluted EPS was $16.93 during fiscal 2023, a 19% increase from fiscal 2022.
•Cash flow from operating activities was $468.9 million during fiscal 2023, compared with $509.5 million during fiscal 2022.
•Cash and cash equivalents were $136.8 million as of September 30, 2023, compared with $133.2 million as of September 30, 2022.
•Total debt balance was $1.9 billion as of September 30, 2023 and September 30, 2022.
•Total share repurchases during fiscal 2023 were $407.3 million, compared with $1.1 billion during fiscal 2022.

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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended September 30,		Year Ended September 30,
	2023	2022	2023	2022
	(In millions)
Total on-premises and SaaS software (*)	$28.0	$29.2	$93.9	$84.5

(*) During fiscal 2023, we sold certain assets related to our Siron compliance business. The amounts above exclude this product line for all periods presented.
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

The following table summarizes our ARR for on-premises and SaaS software at each of the dates presented:

	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
ARR (*)	(In millions)
Platform (**)	$90.9	$95.4	$107.2	$113.1	$132.8	$152.5	$164.1	$173.2
Non-Platform	433.4	430.6	432.3	437.0	450.1	461.0	481.8	496.2
Total	$524.3	$526.0	$539.5	$550.1	$582.9	$613.5	$645.9	$669.4

Percentage
Platform	17%	18%	20%	21%	23%	25%	25%	26%
Non-Platform	83%	82%	80%	79%	77%	75%	75%	74%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	71%	64%	62%	54%	46%	60%	53%	53%
Non-Platform	3%	3%	2%	2%	4%	7%	11%	14%
Total	11%	10%	10%	10%	11%	17%	20%	22%

(*) During fiscal 2023, we sold certain assets related to our Siron compliance business. The amounts and percentages above exclude this product line at all dates presented.
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
The following table summarizes our DBNRR for on-premises and SaaS software for each of the periods presented:

	Quarter Ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
DBNRR (*)
Platform	146%	144%	137%	129%	130%	146%	142%	145%
Non-Platform	102%	102%	101%	101%	103%	105%	109%	111%
Total	109%	109%	109%	109%	110%	114%	117%	120%

(*) During fiscal 2023, we sold certain assets related to our Siron compliance business. The percentages above exclude this product line for all periods presented.

RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, for the years ended September 30, 2023, 2022 and 2021 are set forth in Note 11 and Note 17 to the accompanying consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2023, 2022 and 2021:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
	(In thousands)			(In thousands)
Scores	$773,828	$706,643	$654,147	$67,185	$52,496	10%	8%
Software	739,729	670,627	662,389	69,102	8,238	10%	1%
Total	$1,513,557	$1,377,270	$1,316,536	136,287	60,734	10%	5%

	Percentage of Revenues Year Ended September 30,
Segment	2023	2022	2021
Scores	51%	51%	50%
Software	49%	49%	50%
Total	100%	100%	100%

Scores
Scores segment revenues increased $67.2 million in fiscal 2023 from 2022 due to an increase of $85.6 million in our business-to-business scores revenue, partially offset by a decrease of $18.4 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in mortgage originations volume. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.

Software

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
	(In thousands)			(In thousands)
On-premises and SaaS software	$640,182	$564,751	$517,888	$75,431	$46,863	13%	9%
Professional services	99,547	105,876	144,501	(6,329)	(38,625)	(6)%	(27)%
Total	$739,729	$670,627	$662,389	69,102	8,238	10%	1%

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
	(In thousands)			(In thousands)
Software recognized at a point in time (1)	$72,843	$75,647	$59,024	$(2,804)	$16,623	(4)%	28%
Software recognized over contract term (2)	567,339	489,104	458,864	78,235	30,240	16%	7%
Total on-premises and SaaS software	$640,182	$564,751	$517,888	$75,431	46,863	13%	9%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
Software segment revenues increased $69.1 million in fiscal 2023 from 2022 due to a $75.4 million increase in on-premises and SaaS software revenue, partially offset by a $6.3 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over the contract term largely driven by SaaS growth.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for fiscal 2023, 2022 and 2021:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$1,513,557	$1,377,270	$1,316,536	$136,287	$60,734	10%	5%
Operating expenses:
Cost of revenues	311,053	302,174	332,462	8,879	(30,288)	3%	(9)%
Research and development	159,950	146,758	171,231	13,192	(24,473)	9%	(14)%
Selling, general and administrative	400,565	383,863	396,281	16,702	(12,418)	4%	(3)%
Amortization of intangible assets	1,100	2,061	3,255	(961)	(1,194)	(47)%	(37)%
Restructuring charges	—	—	7,957	—	(7,957)	—%	(100)%
Gains on product line asset sales and business divestiture	(1,941)	—	(100,139)	(1,941)	100,139	—%	(100)%
Total operating expenses	870,727	834,856	811,047	35,871	23,809	4%	3%
Operating income	642,830	542,414	505,489	100,416	36,925	19%	7%
Interest expense, net	(95,546)	(68,967)	(40,092)	(26,579)	(28,875)	39%	72%
Other income (expense), net	6,340	(2,138)	7,745	8,478	(9,883)	(397)%	(128)%
Income before income taxes	553,624	471,309	473,142	82,315	(1,833)	17%	—%
Provision for income taxes	124,249	97,768	81,058	26,481	16,710	27%	21%
Net income	$429,375	$373,541	$392,084	55,834	(18,543)	15%	(5)%
Number of employees at fiscal year-end	3,455	3,404	3,650	51	(246)	1%	(7)%

	Percentage of Revenues Year Ended September 30,
	2023	2022	2021
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	21%	22%	25%
Research and development	11%	11%	13%
Selling, general and administrative	26%	28%	30%
Amortization of intangible assets	—%	—%	—%
Restructuring charges	—%	—%	1%
Gains on product line asset sales and business divestiture	—%	—%	(7)%
Total operating expenses	58%	61%	62%
Operating income	42%	39%	38%
Interest expense, net	(6)%	(5)%	(3)%
Other income (expense), net	—%	—%	1%
Income before income taxes	36%	34%	36%
Provision for income taxes	8%	7%	6%
Net income	28%	27%	30%

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
The fiscal 2023 over 2022 increase in cost of revenues of $8.9 million was primarily attributable to a $23.4 million increase in personnel and labor costs, partially offset by a $12.9 million decrease in infrastructure and facilities costs, and a $3.9 million decrease in direct materials costs. The increase in personnel and labor costs was primarily attributable to increases in employee time allocated to cost of revenues, increased stock-based compensation expense, increased incentive expense and increased headcount. The decrease in infrastructure and facilities costs was primarily attributable to a one-time reimbursement from a third-party data center provider for implementation costs previously incurred. The decrease in direct materials costs was primarily attributable to a decrease in credit bureau data costs associated with decreased business-to-consumer scoring solutions revenue through the myFICO.com website. Cost of revenues as a percentage of revenues decreased to 21% during fiscal 2023 from 22% during fiscal 2022, primarily due to increased sales of our higher margin Scores products and the one-time reimbursement from a third-party data center provider for implementation costs previously incurred.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The fiscal 2023 over 2022 increase in research and development expenses of $13.2 million was primarily attributable to a $10.7 million increase in personnel and labor costs as a result of increases in time allocated to research and development activities, and a $1.4 million increase in infrastructure and facilities costs primarily attributable to increased third-party data center hosting fees and SaaS costs. Research and development expenses as a percentage of revenues remained consistent at 11% during fiscal 2023 and 2022.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.

The fiscal 2023 over 2022 increase in selling, general and administrative expenses of $16.7 million was primarily attributable to a $10.9 million increase in personnel and labor costs, a $5.2 million increase in marketing and business development costs, a $3.3 million increase in travel costs, and a $2.2 million increase in outside services expenses, partially offset by a $4.9 million decrease in infrastructure and facilities costs. The increase in personnel and labor costs was primarily a result of increased fringe benefit costs related to our supplemental retirement and savings plan. The increases in marketing, business development and travel costs were primarily attributable to increased costs for a company-wide marketing event held during both fiscal 2023 and 2022, with higher costs incurred for the fiscal 2023 event due to the increased scope of the event. In addition, as COVID-19 related restrictions have been relaxed, we held more corporate events, increased advertising and promotional expenses and increased travel costs. The increase in outside services expenses was primarily attributable to increased legal expenses. The decrease in infrastructure and facilities costs was primarily attributable to a decrease in software royalty fees and maintenance allocated to selling, general and administrative expenses, and a favorable adjustment from the termination of an office lease related to our consolidation of office space. Selling, general and administrative expenses as a percentage of revenues decreased to 26% during fiscal 2023 from 28% during fiscal 2022.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are amortized using the straight-line method over periods ranging from five to ten years.
Amortization expense was $1.1 million and $2.1 million for fiscal 2023 and 2022, respectively.
Restructuring Charges
There were no restructuring charges incurred during fiscal 2023 and 2022.
Gains on Product Line Asset Sales and Business Divestiture
The $1.9 million gain on product line asset sale during fiscal 2023 was attributable to the sale of certain assets related to our Siron compliance business in December 2022.
Interest Expense, Net
Interest expense includes interest on the senior notes issued in December 2021, December 2019, and May 2018, as well as interest and credit agreement fees on the revolving line of credit and term loan. On our consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The fiscal 2023 from 2022 increase in net interest expense of $26.6 million was primarily attributable to a higher average outstanding debt balance, as well as a higher average interest rate on our revolving line of credit and term loan during fiscal 2023.
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
The fiscal 2023 over 2022 change in other income (expense), net of $8.5 million, from $2.1 million in other expense, net to $6.3 million in other income, net, was primarily attributable to net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan in the current year compared to losses in the prior year, partially offset by an increase in foreign currency exchange losses.
Provision for Income Taxes
Our effective tax rates were 22.4%, 20.7% and 17.1% in fiscal 2023, 2022 and 2021, respectively.
The increase in our effective tax rate in fiscal 2023 compared to fiscal 2022 was due to the increase in pretax income overall, in addition to a one-time increase related to the divestiture of a non-U.S. subsidiary.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for fiscal 2023, 2022 and 2021:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2023	2022	2021	2023 to 2022	2022 to 2021	2023 to 2022	2022 to 2021
	(In thousands)			(In thousands)
Scores	$681,071	$619,355	$563,609	$61,716	$55,746	10%	10%
Software	241,191	183,122	107,101	58,069	76,021	32%	71%
Unallocated corporate expenses	(156,426)	(142,647)	(141,691)	(13,779)	(956)	10%	1%
Total segment operating income	765,836	659,830	529,019	106,006	130,811	16%	25%
Unallocated share-based compensation	(123,847)	(115,355)	(112,457)	(8,492)	(2,898)	7%	3%
Unallocated amortization expense	(1,100)	(2,061)	(3,255)	961	1,194	(47)%	(37)%
Unallocated restructuring charges	—	—	(7,957)	—	7,957	—%	(100)%
Gains on product line asset sales and business divestiture	1,941	—	100,139	1,941	(100,139)	—%	(100)%
Operating income	$642,830	$542,414	$505,489	100,416	36,925	19%	7%
Scores

	Year Ended September 30,			Percentage of Revenues
	2023	2022	2021	2023	2022	2021
	(In thousands)
Segment revenues	$773,828	$706,643	$654,147	100%	100%	100%
Segment operating expenses	(92,757)	(87,288)	(90,538)	(12)%	(12)%	(14)%
Segment operating income	$681,071	$619,355	$563,609	88%	88%	86%
Software

	Year Ended September 30,			Percentage of Revenues
	2023	2022	2021	2023	2022	2021
	(In thousands)
Segment revenues	$739,729	$670,627	$662,389	100%	100%	100%
Segment operating expenses	(498,538)	(487,505)	(555,288)	(67)%	(73)%	(84)%
Segment operating income	$241,191	$183,122	$107,101	33%	27%	16%
The fiscal 2023 over 2022 increase in operating income of $100.4 million was primarily attributable to a $136.3 million increase in segment revenues, partially offset by a $16.5 million increase in segment operating expenses, a $13.8 million increase in corporate expenses, and an $8.5 million increase in share-based compensation cost.
At the segment level, the $106.0 million increase in segment operating income was the result of a $61.7 million increase in our Scores segment operating income and a $58.1 million increase in our Software segment operating income, partially offset by a $13.8 million increase in corporate expenses.

The $61.7 million increase in our Scores segment operating income was attributable to a $67.2 million increase in segment revenue, partially offset by a $5.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with fiscal 2022.
The $58.1 million increase in our Software segment operating income was attributable to a $69.1 million increase in segment revenue, partially offset by a $11.0 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software increased to 33% from 27%, primarily attributable to an increase in software revenue recognized over the contract term due to SaaS growth, a one-time reimbursement from a third-party data center provider for implementation costs previously incurred, and a decrease in sales of our lower-margin professional services.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2023, we had $136.8 million in cash and cash equivalents, which included $110.4 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on our term loan due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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
Summary of Cash Flows

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Cash provided by (used in):
Operating activities	$468,915	$509,450	$423,817
Investing activities	(15,954)	(5,671)	137,850
Financing activities	(455,001)	(547,165)	(523,571)
Effect of exchange rate changes on cash	5,616	(18,766)	(136)
Increase (decrease) in cash and cash equivalents	$3,576	$(62,152)	$37,960
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $468.9 million in fiscal 2023 compared to $509.5 million in fiscal 2022. The $40.6 million decrease was attributable to a $68.9 million decrease in non-cash items and a $27.5 million decrease that resulted from timing of receipts and payments in our ordinary course of business, partially offset by a $55.8 million increase in net income.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $16.0 million in fiscal 2023 compared to $5.7 million in fiscal 2022. The $10.3 million increase was primarily attributable to an $8.4 million decrease in cash proceeds from the product line asset sales, net of cash transferred and a $3.0 million decrease in proceeds from sale of marketable securities.

Cash Flows from Financing Activities
Net cash used in financing activities totaled $455.0 million in fiscal 2023 compared to $547.2 million in fiscal 2022. The $92.2 million decrease was primarily attributable to a $698.7 million decrease in repurchases of common stock and an $8.8 million decrease in payments on debt issuance costs, partially offset by a $550.0 million decrease in proceeds from the issuance of senior notes, a $45.8 million decrease in proceeds, net of payments, on our revolving line of credit and term loan, and a $25.7 million increase in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In October 2022, our Board of Directors approved a stock repurchase program replacing our previously authorized program. This program is open-ended and authorizes repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. As of September 30, 2023, we had $120.5 million remaining under our current stock repurchase program. During fiscal 2023 and 2022, we expended $407.3 million and $1.1 billion, respectively, under our current and previously authorized stock repurchase programs.
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
As of September 30, 2023, we had $300.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.678%, of which $35.0 million was classified as a current liability and $265.0 million was classified as a long-term liability. In addition, as of September 30, 2023, we had $273.8 million in outstanding balance under the term loan at an interest rate of 6.752%, of which $15.0 million was classified as a current liability and $258.8 million was classified as a long-term liability. The current and long-term revolving line of credit and term loan liabilities were recorded in current maturities on debt and long-term debt, respectively, within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit agreement as of September 30, 2023.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2023, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2023:

	Year Ending September 30,					Thereafter	Total
	2024	2025	2026	2027	2028
	(In thousands)
Senior Notes (1)	$—	$—	$400,000	$—	$900,000	$—	$1,300,000
Revolving line of credit and term loan (1)	15,000	15,000	543,750	—	—	—	573,750
Interest due on Senior Notes	57,000	57,000	57,000	36,000	36,000	—	243,000
Operating lease obligations	17,731	11,872	8,901	3,949	268	160	42,881
Unrecognized tax benefits (2)	—	—	—	—	—	—	13,849
Total commitments	$89,731	$83,872	$1,009,651	$39,949	$936,268	$160	$2,173,480

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. GAAP. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, goodwill resulting from business combinations and other long-lived assets — impairment assessment, share-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences could be material to our financial condition and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.
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
For fiscal 2022 and 2023, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of either of our reporting units was less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for either of our reporting units for fiscal 2022 and 2023.

Our other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted projected cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. Significant management judgment is required in forecasting future operating results used in the preparation of the projected cash flows. Should different conditions prevail, material write downs of our other long-lived assets could occur. We did not recognize any impairment charges on other long-lived assets in fiscal 2023 and 2022.
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
New Accounting Pronouncements
For information about recent accounting pronouncements not yet adopted and the impact on our consolidated financial statements, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Nature of Business and Summary of Significant Accounting Policies, in our accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2023 and 2022:

	September 30, 2023			September 30, 2022
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$136,778	$136,778	3.05%	$133,202	$133,202	1.23%
On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	386,000	400,000	381,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	803,250	900,000	767,250
Total	$1,300,000	$1,189,250	$1,300,000	$1,148,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $11.5 million and $14.3 million at September 30, 2023 and 2022, respectively.
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of September 30, 2023, we had $300.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.678% and $273.8 million in outstanding balance of the term loan at an interest rate of 6.752%.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2023 and 2022:

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	—
Singapore dollar (SGD)	SGD	8,569	$6,300	—

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	—
Singapore dollar (SGD)	SGD	6,169	$4,300	—
The foreign currency forward contracts were entered into on September 30, 2023 and 2022; therefore, their fair value was $0 at each of these dates.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Fair Isaac Corporation
Bozeman, Montana

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of operations and cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
For on-premises software, which includes a term-based license and post-contract support or maintenance, the transaction price is either a fixed fee, or a usage-based fee — sometimes subject to a guaranteed minimum. Any usage-based fees not subject to a guaranteed minimum or earned in excess of the minimum amount are recognized when the subsequent usage occurs.
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
The Company’s professional services include software implementation, consulting, model development and training. The transaction price can be a fixed amount or a variable amount based upon the time and materials expended. Revenue on fixed-price services is recognized using an input method based on labor hours expended, which the Company believe provides a faithful depiction of the transfer of services.
The Company’s scoring services include both business-to-business and business-to-consumer offerings. The Company’s business-to-business scoring services typically include a license that grants consumer reporting agencies the right to use the scoring solutions in exchange for a usage-based royalty. Revenue is generally recognized when the usage occurs. Business-to-consumer offerings provide consumers with access to their FICO® Scores and credit reports, as well as other value-add services. These are provided as either a one-time or ongoing subscription service renewed monthly or annually, all with a fixed consideration.
Given the complexity of certain of the Company’s contracts, together with the judgment involved in identifying performance obligations and estimating variable consideration, auditing the related revenue required both extensive audit effort due to the volume and complexity of the contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue recognition over the Company’s identification of performance obligations and estimation of variable consideration, included the following, among others:
•We tested the effectiveness of controls over contract revenue, including management’s controls over the identification of performance obligations and estimation of variable consideration.
•We selected a sample of contracts and performed the following procedures:
◦Obtained and read the contract, including master agreements, renewal agreements, and other source documents that were part of the contract.
◦Confirmed the terms of the contract directly with the customer, including whether there are terms not formally included in the contract that may impact the identification of performance obligations and revenue recognition and performed alternative procedures in the event of nonreplies.

◦Tested management’s identification of the performance obligations within the customer contract, including whether material rights that gave rise to a performance obligation were identified.
◦Tested management’s estimation of variable consideration in the transaction price by evaluating the reasonableness of the inputs used in management’s estimates.

/s/	Deloitte & Touche LLP

San Diego, CA
November 8, 2023

We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	2022
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$136,778	$133,202
Accounts receivable, net	387,947	322,410
Prepaid expenses and other current assets	31,723	29,103
Total current assets	556,448	484,715
Marketable securities	33,014	24,515
Other investments	1,223	1,135
Property and equipment, net	10,966	17,580
Operating lease right-of-use assets	25,703	36,688
Goodwill	773,327	761,067
Intangible assets, net	917	2,017
Deferred income taxes	59,136	11,803
Other assets	114,547	102,514
Total assets	$1,575,281	$1,442,034
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$19,009	$17,273
Accrued compensation and employee benefits	102,471	97,893
Other accrued liabilities	59,478	66,248
Deferred revenue	136,730	120,045
Current maturities on debt	50,000	30,000
Total current liabilities	367,688	331,459
Long-term debt	1,811,658	1,823,669
Operating lease liabilities	23,903	39,192
Other liabilities	60,022	49,661
Total liabilities	2,263,271	2,243,981
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,770 and 25,154 shares outstanding at September 30, 2023 and September 30, 2022, respectively)	248	252
Additional paid-in-capital	1,350,713	1,299,588
Treasury stock, at cost (64,087 and 63,703 shares at September 30, 2023 and September 30, 2022, respectively)	(5,324,865)	(4,935,769)
Retained earnings	3,388,059	2,958,684
Accumulated other comprehensive loss	(102,145)	(124,702)
Total stockholders’ deficit	(687,990)	(801,947)
Total liabilities and stockholders’ deficit	$1,575,281	$1,442,034
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2023	2022	2021
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$640,182	$564,751	$517,888
Professional services	99,547	105,876	144,501
Scores	773,828	706,643	654,147
Total revenues	1,513,557	1,377,270	1,316,536
Operating expenses:
Cost of revenues	311,053	302,174	332,462
Research and development	159,950	146,758	171,231
Selling, general and administrative	400,565	383,863	396,281
Amortization of intangible assets	1,100	2,061	3,255
Restructuring charges	—	—	7,957
Gains on product line asset sales and business divestiture	(1,941)	—	(100,139)
Total operating expenses	870,727	834,856	811,047
Operating income	642,830	542,414	505,489
Interest expense, net	(95,546)	(68,967)	(40,092)
Other income (expense), net	6,340	(2,138)	7,745
Income before income taxes	553,624	471,309	473,142
Provision for income taxes	124,249	97,768	81,058
Net income	429,375	373,541	392,084
Other comprehensive income (loss):
Foreign currency translation adjustments	22,557	(48,848)	7,141
Comprehensive income	$451,932	$324,693	$399,225
Earnings per share:
Basic	$17.18	$14.34	$13.65
Diluted	$16.93	$14.18	$13.40
Shares used in computing basic earnings per share:
Basic	24,986	26,042	28,734
Diluted	25,367	26,347	29,260

See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended September 30, 2023, 2022 and 2021

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
(In thousands)	Shares	Par Value
Balance at September 30, 2020	29,096	$291	$1,218,583	$(2,997,856)	$2,193,059	$(82,995)	$331,082
Share-based compensation	—	—	111,700	—	—	—	111,700
Issuance of treasury stock under employee stock plans	349	4	(88,953)	18,222	—	—	(70,727)
Repurchases of common stock	(1,877)	(19)	(3,982)	(878,221)	—	—	(882,222)
Net income	—	—	—	—	392,084	—	392,084
Foreign currency translation adjustments	—	—	—	—	—	7,141	7,141
Balance at September 30, 2021	27,568	276	1,237,348	(3,857,855)	2,585,143	(75,854)	(110,942)
Share-based compensation	—	—	115,355	—	—	—	115,355
Issuance of treasury stock under employee stock plans	264	3	(53,115)	18,196	—	—	(34,916)
Repurchases of common stock	(2,678)	(27)	—	(1,096,110)	—	—	(1,096,137)
Net income	—	—	—	—	373,541	—	373,541
Foreign currency translation adjustments	—	—	—	—	—	(48,848)	(48,848)
Balance at September 30, 2022	25,154	252	1,299,588	(4,935,769)	2,958,684	(124,702)	(801,947)
Share-based compensation	—	—	123,847	—	—	—	123,847
Issuance of treasury stock under employee stock plans	231	2	(72,722)	18,245	—	—	(54,475)
Repurchases of common stock	(615)	(6)	—	(407,341)	—	—	(407,347)
Net income	—	—	—	—	429,375	—	429,375
Foreign currency translation adjustments	—	—	—	—	—	22,557	22,557
Balance at September 30, 2023	24,770	$248	$1,350,713	$(5,324,865)	$3,388,059	$(102,145)	$(687,990)
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$429,375	$373,541	$392,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,638	20,465	25,592
Share-based compensation	123,847	115,355	112,457
Deferred income taxes	(47,378)	7,816	(5,955)
Net (gain) loss on marketable securities	(2,908)	9,269	(4,569)
Non-cash operating lease costs	14,708	15,922	16,102
Provision of doubtful accounts	1,475	2,800	652
Gains on product line asset sales and business divestiture	(1,941)	—	(100,139)
Net loss on sales and abandonment of property and equipment	547	193	333
Changes in operating assets and liabilities:
Accounts receivable	(70,117)	(31,557)	24,496
Prepaid expenses and other assets	(11,904)	7,368	(5,722)
Accounts payable	2,236	(2,802)	(2,354)
Accrued compensation and employee benefits	4,631	(3,637)	(13,144)
Other liabilities	(7,057)	(28,830)	(20,502)
Deferred revenue	18,763	23,547	4,486
Net cash provided by operating activities	468,915	509,450	423,817
Cash flows from investing activities:
Purchases of property and equipment	(4,237)	(6,029)	(7,569)
Proceeds from sales of marketable securities	5,032	8,063	7,237
Purchases of marketable securities	(10,623)	(9,963)	(9,039)
Proceeds from product line asset sales and business divestiture, net of cash transferred	(6,126)	2,258	147,431
Purchase of equity investment	—	—	(210)
Net cash provided by (used in) investing activities	(15,954)	(5,671)	137,850
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	407,000	1,039,000	682,000
Payments on revolving line of credit and term loan	(402,000)	(988,250)	(259,000)
Proceeds from issuance of senior notes	—	550,000	—
Payments on debt issuance costs	—	(8,819)	(1,488)
Payments on finance leases	—	—	(176)
Proceeds from issuance of treasury stock under employee stock plans	22,198	16,026	20,881
Taxes paid related to net share settlement of equity awards	(76,673)	(50,942)	(91,609)
Repurchases of common stock	(405,526)	(1,104,180)	(874,179)
Net cash used in financing activities	(455,001)	(547,165)	(523,571)
Effect of exchange rate changes on cash	5,616	(18,766)	(136)
Increase (decrease) in cash and cash equivalents	3,576	(62,152)	37,960
Cash and cash equivalents, beginning of year	133,202	195,354	157,394
Cash and cash equivalents, end of year	$136,778	$133,202	$195,354
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $640, $1,090 and $464 during the years ended September 30, 2023, 2022 and 2021, respectively	$152,775	$65,332	$71,486
Cash paid for interest	$96,877	$57,208	$37,955
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock	$1,821	$—	$8,043
Purchase of property and equipment included in accounts payable	$106	$22	$71
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
1. Nature of Business and Summary of Significant Accounting Policies
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 100 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO® Scores — the standard measure in the U.S. of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
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
Years Ended September 30, 2023, 2022 and 2021
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
Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in other income (expense). Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity or available-for-sale during each of the three years ended September 30, 2023, 2022 and 2021. Investments with remaining maturities over one year are classified as long-term investments.
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
The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $10.1 million, $15.2 million and $20.3 million during fiscal 2023, 2022 and 2021, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
Internal-Use Software
Costs incurred to develop internal-use software during the application development stage are capitalized and reported at cost. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized costs are amortized using the straight-line method over three years. Software development costs required to be capitalized for internal-use software have not been material to date.
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
For fiscal 2021, we consolidated our operating segment structure from three to two by merging our Applications and Decision Management Software segments into the new Software segment. We performed a step one quantitative impairment test on the Software and Scores reporting units before and immediately following the change in reporting units. There was a substantial excess of fair value over carrying value for the reporting units and we determined goodwill was not impaired for any of our reporting units before or after the change for fiscal 2021. For fiscal 2022 and 2023, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of either of our reporting units was less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for either of our reporting units for fiscal 2022 and 2023.
We amortize our finite-lived intangible assets which result from our acquisitions over the following estimated useful lives:

Estimated Useful Life
Completed technology	5 years	to	10 years
Customer contracts and relationships	5 years	to	10 years
Non-compete agreements	2 years

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
Our intangible assets that have finite useful lives and other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on intangible assets that have finite useful lives or other long-lived assets in fiscal 2023, 2022 and 2021.
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
Comprehensive Income
Comprehensive income is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income and foreign currency translation adjustments.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
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
We recorded transactional foreign exchange gains (losses) of $(2.6) million, $1.9 million and $0.0 million during fiscal 2023, 2022 and 2021, respectively.
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 15 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $9.8 million, $8.1 million and $6.9 million in fiscal 2023, 2022 and 2021, respectively.
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606, Revenue from Contacts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which means that it will be effective for our fiscal year beginning October 1, 2023. The adoption of ASU 2021-08 will not have a significant impact on our consolidated financial statements.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our financial statements.
2. Product Line Asset Sales and Business Divestiture
During fiscal 2023, we sold certain assets related to our Siron compliance business within our Software segment, and recorded a gain of $1.9 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
During fiscal 2021, we sold our Collections and Recovery (“C&R”) business to Jonas Collections and Recovery Inc. (“Jonas”), a company in the Jonas Software operating group of Constellation Software Inc. In addition, during fiscal 2021, we sold all assets related to our cyber risk score operations and we sold certain assets related to our Software operations to an affiliated joint venture in China. The gains recognized from these sales were $100.1 million, which were recorded in gains on product line asset sales and business divestiture within the accompanying consolidated statements of income and comprehensive income. The C&R business and the assets sold were part of our Software segment.
3. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$113,157	$113,157	$113,888	$113,888
Money market funds	23,621	23,621	19,314	19,314
Total	$136,778	$136,778	$133,202	$133,202
Marketable Securities:
Marketable securities	$31,100	$33,014	$25,956	$24,515
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of September 30, 2023 and 2022.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2023 and 2022.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2023 and 2022.
The following tables represent financial assets that we measured at fair value on a recurring basis at September 30, 2023 and 2022:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021

September 30, 2023	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2023
	(In thousands)
Assets:
Cash equivalents (1)	$23,621	$23,621
Marketable securities (2)	33,014	33,014
Total	$56,635	$56,635

September 30, 2022	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2022
	(In thousands)
Assets:
Cash equivalents (1)	$19,314	$19,314
Marketable securities (2)	24,515	24,515
Total	$43,829	$43,829

(1)Included in cash and cash equivalents on our consolidated balance sheets at September 30, 2023 and 2022. Not included in these tables are cash deposits of $113.2 million and $113.9 million at September 30, 2023 and 2022, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our consolidated balance sheets at September 30, 2023 and 2022.
See Note 9 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2023, 2022 or 2021.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2023 and 2022:

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	—
Singapore dollar (SGD)	SGD	8,569	$6,300	—

	September 30, 2022
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,500	$13,158	—
Buy foreign currency:
British pound (GBP)	GBP	11,848	$13,100	—
Singapore dollar (SGD)	SGD	6,169	$4,300	—
The foreign currency forward contracts were entered into on September 30, 2023 and 2022; therefore, their fair value was $0 at each of these dates.
Gains (losses) on derivative financial instruments were recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Gain (loss) on foreign currency forward contracts	$1,625	$(2,748)	$2,064
6. Goodwill and Intangible Assets
Intangible assets that are subject to amortization consisted of the following at September 30, 2023 and 2022:

	September 30, 2023				September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Life in Years
	(In thousands, except average life)
Completed technology	$69,706	$(69,289)	$417	5	$67,760	$(66,843)	$917	5
Customer contracts and relationships	3,000	(2,500)	500	5	3,000	(1,900)	1,100	5
	$72,706	$(71,789)	$917	5	$70,760	$(68,743)	$2,017	5

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
Amortization expense associated with our intangible assets is reflected as a separate operating expense caption — amortization of intangible assets — and is excluded from cost of revenues and selling, general and administrative expenses within the accompanying consolidated statements of income and comprehensive income. Amortization expense consisted of the following:

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Completed technology	$500	$500	$1,027
Customer contracts and relationships	600	1,561	2,082
Non-compete agreements	—	—	146
Total	$1,100	$2,061	$3,255
At September 30, 2023, estimated future intangible asset amortization expense was $0.9 million, which will be recognized in fiscal 2024.
The following table summarizes changes to goodwill during fiscal 2023 and 2022, both in total and as allocated to our segments. We have not recognized any goodwill impairment losses to date.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2021	$146,648	$641,537	$788,185
Foreign currency translation adjustment	—	(27,118)	(27,118)
Balance at September 30, 2022	146,648	614,419	761,067
Foreign currency translation adjustment	—	12,260	12,260
Balance at September 30, 2023	$146,648	$626,679	$773,327
7. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at September 30, 2023 and 2022:

	September 30,
	2023	2022
	(In thousands)
Property and equipment:
Data processing equipment and software	$69,928	$76,335
Office furniture and equipment	12,296	14,790
Leasehold improvements	16,743	21,286
Less: accumulated depreciation and amortization	(88,001)	(94,831)
Total	$10,966	$17,580

Other accrued liabilities:
Interest payable	$20,770	$21,314
Current operating leases	16,336	19,369
Other	22,372	25,565
Total	$59,478	$66,248

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
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
As of September 30, 2023, we had $300.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.678%, of which $35.0 million was classified as a current liability and $265.0 million was classified as a long-term liability. In addition, as of September 30, 2023, we had $273.8 million in outstanding balance under the term loan at an interest rate of 6.752%, of which $15.0 million was classified as a current liability and $258.8 million was classified as a long-term liability. The current and long-term revolving line of credit and term loan liabilities were recorded in current maturities on debt and long-term debt, respectively, within the accompanying consolidated balance sheets. We were in compliance with all financial covenants under this credit agreement as of September 30, 2023.
Future principal payments for the term loan are as follows:

Year Ending September 30,	(In thousands)
2024	$15,000
2025	15,000
2026	243,750
Total	$273,750
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of September 30, 2023.
The following table presents the face values and fair values for the Senior Notes at September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
	Face Value (*)	Fair Value	Face Value (*)	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$386,000	$400,000	$381,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	803,250	900,000	767,250
Total	$1,300,000	$1,189,250	$1,300,000	$1,148,750

(*) The carrying value of the Senior Notes was the face value reduced by the net debt issuance costs of $11.5 million and $14.3 million at September 30, 2023 and 2022, respectively.
Future principal payments for the Senior Notes are as follows:

Year Ending September 30,	(In thousands)
2026	400,000
2027	—
2028	900,000
Total	$1,300,000
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
Years Ended September 30, 2023, 2022 and 2021
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

Disaggregation of Revenue
During fiscal 2021, we sold all assets related to our cyber risk score operations, sold certain assets related to our Software segment to an affiliated joint venture in China, and divested our C&R business. During fiscal 2023, we sold certain assets related to our Siron compliance business. The comparability of the data below is impacted as a result of these divestitures.
The following tables provide information about disaggregated revenue by primary geographical market:

	Year Ended September 30, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$763,874	$523,076	$1,286,950	85%
Europe, Middle East and Africa	5,802	135,562	141,364	9%
Asia Pacific	4,152	81,091	85,243	6%
Total	$773,828	$739,729	$1,513,557	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021

	Year Ended September 30, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$691,006	$439,705	$1,130,711	82%
Europe, Middle East and Africa	4,475	142,824	147,299	11%
Asia Pacific	11,162	88,098	99,260	7%
Total	$706,643	$670,627	$1,377,270	100%

	Year Ended September 30, 2021
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$633,497	$416,436	$1,049,933	80%
Europe, Middle East and Africa	11,881	178,515	190,396	14%
Asia Pacific	8,769	67,438	76,207	6%
Total	$654,147	$662,389	$1,316,536	100%
The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Year Ended September 30,			Percentage of revenues
	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
On-premises software	$292,763	$280,649	$266,452	46%	50%	51%
SaaS software	347,419	284,102	251,436	54%	50%	49%
Total on-premises and SaaS software	$640,182	$564,751	$517,888	100%	100%	100%
The following table provides information about disaggregated revenue for our Software segment by product features:

	Year Ended September 30,			Percentage of revenues
	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
Platform software (*)	$154,750	$116,252	$66,884	24%	21%	13%
Non-Platform software	485,432	448,499	451,004	76%	79%	87%
Total on-premises and SaaS software	$640,182	$564,751	$517,888	100%	100%	100%

(*) FICO platform software is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Year Ended September 30,			Percentage of revenues
	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
Software recognized at a point in time (1)	$72,843	$75,647	$59,024	11%	13%	11%
Software recognized over contract term (2)	567,339	489,104	458,864	89%	87%	89%
Total on-premises and SaaS software	$640,182	$564,751	$517,888	100%	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Year Ended September 30,			Percentage of revenues
	2023	2022	2021	2023	2022	2021
	(Dollars in thousands)
Business-to-business Scores	$560,995	$475,442	$446,538	72%	67%	68%
Business-to-consumer Scores	212,833	231,201	207,609	28%	33%	32%
Total	$773,828	$706,643	$654,147	100%	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 41%, 39% and 38% of our total revenues in fiscal 2023, 2022 and 2021, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in fiscal 2023, and two each contributing more than 10% of our total revenues in fiscal 2022 and 2021. At September 30, 2023, one individual customer accounted for 10% or more of total consolidated receivables. At September 30, 2022, no individual customer accounted for 10% or more of total consolidated receivables.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
Receivables at September 30, 2023 and 2022 consisted of the following:

	September 30,
	2023	2022
	(In thousands)
Billed	$234,745	$203,351
Unbilled	203,896	165,386
	438,641	368,737
Less: allowance for doubtful accounts	(4,978)	(4,218)
Net receivables	433,663	364,519
Less: long-term receivables (*)	(45,716)	(42,109)
Short-term receivables (*)	$387,947	$322,410

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying consolidated balance sheets.
Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2023	2022
	(In thousands)
Allowance for doubtful accounts, beginning balance	$4,218	$4,154
Add: expense	1,475	2,300
Less: write-offs (net of recoveries)	(715)	(2,236)
Allowance for doubtful accounts, ending balance	$4,978	$4,218
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Year Ended September 30,
	2023	2022
	(In thousands)
Deferred revenues, beginning balance	$126,560	$110,763
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(113,341)	(95,286)
Increases due to billings, excluding amounts recognized as revenue during the period	130,016	111,083
Deferred revenues, ending balance (*)	$143,235	$126,560

(*) Deferred revenues at September 30, 2023 included current portion of $136.7 million and long-term portion of $6.5 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets. Deferred revenues at September 30, 2022 included current portion of $120.0 million and long-term portion of $6.6 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets.
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
Years Ended September 30, 2023, 2022 and 2021
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
Revenue allocated to remaining performance obligations was $470.5 million as of September 30, 2023, approximately 51% of which we expect to recognize over the next 17 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $357.4 million as of September 30, 2022.
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
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying consolidated balance sheets, were $58.6 million and $53.0 million at September 30, 2023 and 2022, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income. The amount of amortization was $8.2 million, $7.2 million, and $6.0 million during the years ended September 30, 2023, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
12. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $8.9 million, $8.2 million and $9.8 million during fiscal 2023, 2022 and 2021, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based upon the achievement of certain financial and performance objectives subject to the discretion of management. For executive officers, such discretion is exercised by the Leadership Development and Compensation Committee of Company’s Board of Directors. Total expenses under our employee incentive plans were $57.8 million, $55.7 million and $58.1 million during fiscal 2023, 2022 and 2021, respectively.
13. Restructuring Charges
There were no restructuring charges incurred during fiscal 2023 or 2022.
During fiscal 2021, we incurred restructuring charges of $8.0 million in employee separation costs due to the elimination of 160 positions throughout the Company. Cash payments for all the employee separation costs were fully paid before the end of fiscal 2022.
14. Income Taxes
The provision for income taxes was as follows during fiscal 2023, 2022 and 2021:

	Year ended September 30,
	2023	2022	2021
	(In thousands)
Current:
Federal	$112,456	$50,403	$43,437
State	16,844	8,952	7,961
Foreign	42,327	30,597	35,615
	171,627	89,952	87,013
Deferred:
Federal	(37,884)	8,165	(4,602)
State	(15,025)	507	(948)
Foreign	5,531	(856)	(405)
	(47,378)	7,816	(5,955)
Total provision	$124,249	$97,768	$81,058
The foreign provision was based on foreign pre-tax earnings of $172.7 million, $136.0 million and $62.1 million in fiscal 2023, 2022 and 2021, respectively. Current foreign tax expense related to foreign tax withholdings was $12.3 million, $9.5 million and $7.5 million in fiscal 2023, 2022 and 2021, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
Deferred tax assets and liabilities at September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$12,309	$19,122
Compensation benefits	30,490	29,344
Operating lease liabilities	9,396	13,065
Research and development costs	34,730	—
Other assets	17,327	14,744
	104,252	76,275
Less: valuation allowance	(2,183)	(16,635)
Total deferred tax assets	102,069	59,640
Deferred tax liabilities:
Intangible assets	(7,226)	(14,263)
Deferred commission	(14,017)	(12,419)
Operating lease right-of-use assets	(6,228)	(8,798)
Other liabilities	(15,462)	(12,357)
Total deferred tax liabilities	(42,933)	(47,837)
Deferred tax assets, net	$59,136	$11,803
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets, net of the existing valuation allowance at September 30, 2023.
As of September 30, 2023, we had available U.S. federal net operating loss (“NOL”) carryforwards of approximately $4.1 million. The U.S. federal NOLs were acquired in connection with our acquisitions of Adeptra in fiscal 2012 and Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire at various dates beginning in fiscal 2024, if not utilized. Utilization of the U.S. federal NOL is subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. We had available an excess California state research credit of approximately $9.2 million as of September 30, 2023. There was approximately $2.2 million of foreign tax credit carryforwards as of September 30, 2023. The excess foreign tax credit can be carried forward for 10 years; however, based on enacted law and expected future usage, we have recorded a valuation allowance of $2.2 million as of September 30, 2023.
A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before provision for income taxes for fiscal 2023, 2022 and 2021 is shown below:

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Income tax provision at U.S. federal statutory rate	$116,261	$98,975	$99,360
State income taxes, net of U.S. federal benefit	14,135	8,359	7,815
Foreign tax rate differential	9,489	3,058	1,490
Research credits	(3,600)	(5,932)	(6,795)
Valuation allowance	(14,451)	(11,768)	3,839
Excess tax benefits relating to share-based compensation	(949)	702	(15,573)
GILTI, FDII, BEAT and FTC	(9,010)	(2,491)	(4,958)
Other	12,374	6,865	(4,120)
Recorded income tax provision	$124,249	$97,768	$81,058

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
As of September 30, 2023, we had approximately $27.2 million of unremitted earnings of non-U.S. subsidiaries. The Company has not provided deferred tax liabilities for foreign withholding taxes and certain state income taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that will be permanently reinvested outside the United States. In the event these earnings are later remitted to the U.S., any estimated withholding tax and state income tax due upon remittance of those earnings is expected to be immaterial to the income tax provision. For jurisdictions not permanently reinvested, the Company expects the net impact of any future repatriations to be immaterial to the Company’s overall tax liability.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$12,980	$10,897	$7,994
Gross increases for tax positions in prior years	—	593	—
Gross decreases for tax positions in prior years	(1,127)	—	(385)
Gross increases based on tax positions related to the current year	3,650	3,250	5,273
Decreases for settlements and payments	(523)	—	(643)
Decreases due to statute expiration	(1,131)	(1,760)	(1,342)
Gross unrecognized tax benefits at end of year	$13,849	$12,980	$10,897
We had $13.8 million of total unrecognized tax benefits as of September 30, 2023, including $12.7 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.
We recognize interest expense and penalties related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2023, we had accrued interest of $0.9 million related to the unrecognized tax benefits.
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
Stock option awards have a maximum term of ten years. In general, stock option awards and stock unit awards not subject to market or performance conditions vest annually over four years. Stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria. At September 30, 2023, there were 4,726,001 shares available for issuance as new awards under the 2021 Plan.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
Description of Employee Stock Purchase Plan
We maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Eligible employees may elect to have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price of FICO common stock on the last trading day of each offering period. Offering period means approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. At September 30, 2023, there were 852,896 shares available for issuance under the 2019 Purchase Plan.
We satisfy stock option exercises, vesting of stock units and the 2019 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $123.8 million, $115.4 million and $112.5 million in fiscal 2023, 2022 and 2021, respectively. The total tax benefit related to this share-based compensation expense was $13.8 million, $13.5 million and $14.0 million in fiscal 2023, 2022 and 2021, respectively. As of September 30, 2023, there was $194.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.56 years.
In fiscal 2023 we received $8.1 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $4.0 million.
Share-Based Activity
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2023:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2022	415	$398.07
Granted	167	620.51
Released	(162)	356.97
Forfeited	(44)	449.89
Outstanding at September 30, 2023	376	$508.23
The weighted-average fair value of the RSUs granted was $620.51, $416.62 and $505.70 during fiscal 2023, 2022 and 2021, respectively. The total intrinsic value of the RSUs that vested was $101.1 million, $97.3 million and $156.6 million during fiscal 2023, 2022 and 2021, respectively, determined as of the date of vesting.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
The following table summarizes the PSUs activity during fiscal 2023:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2022	144	$432.73
Granted	57	615.45
Released	(66)	428.90
Forfeited	(20)	465.25
Outstanding at September 30, 2023	115	$519.54
The weighted-average fair value of the PSUs granted was $615.45, $407.49 and $506.91 during fiscal 2023, 2022 and 2021, respectively. The total intrinsic value of the PSUs that vested was $40.3 million, $25.9 million and $34.7 million during fiscal 2023, 2022 and 2021, respectively, determined as of the date of vesting.
Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021

Expected volatility in FICO’s stock price	47.3%	42.3%	41.3%
Expected volatility in Russell 3000 Index	26.0%	23.3%	23.7%
Correlation between FICO and the Russell 3000 Index	73.5%	74.7%	77.5%
Risk-free interest rate	4.02%	0.97%	0.20%
Average expected dividend yield	—%	—%	—%
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
The following table summarizes the MSUs activity during fiscal 2023:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2022	92	$586.91
Granted	77	822.96
Released	(68)	502.41
Forfeited	(14)	715.94
Outstanding at September 30, 2023	87	$844.24

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
The weighted-average fair value of the MSUs granted was $822.96, $493.66 and $471.16 during fiscal 2023, 2022 and 2021, respectively. The total intrinsic value of the MSUs that vested was $42.2 million, $7.8 million and $34.5 million during fiscal 2023, 2022 and 2021, respectively, determined as of the date of vesting.
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2023, 2022 and 2021:

	Year Ended September 30,
	2023			2022			2021
Stock Options:
Weighted-average expected term (years)			5.23			4.43			4.47
Expected volatility (range)	33.4	-	35.5%	32.9	-	34.1%	33.6	-	34.4%
Weighted-average volatility			33.5%			33.2%			33.9%
Risk-free interest rate (range)	3.40	-	4.49%	1.18	-	2.85%	0.29	-	0.73%
Weighted-average expected dividend yield			—%			—%			—%
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
The following table summarizes option activity during fiscal 2023:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2022	209	$247.56
Granted	58	779.98
Exercised	(38)	214.00
Forfeited	(2)	390.14
Outstanding at September 30, 2023	227	$387.95	3.55	$109,242
Exercisable at September 30, 2023	153	$236.84	2.30	$96,648
Vested or expected to vest at September 30, 2023	221	$377.24	3.46	$108,544

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
The weighted-average fair value of options granted was $289.54, $134.91 and $139.11 during fiscal 2023, 2022 and 2021, respectively. The aggregate intrinsic value of options outstanding at September 30, 2023 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 227,000 outstanding options that had exercise prices lower than the $868.53 market price of our common stock at September 30, 2023. The total intrinsic value of options exercised was $16.7 million, $14.5 million and $15.8 million during fiscal 2023, 2022 and 2021, respectively, determined as of the date of exercise.
Employee Stock Purchase Plan
The compensation expense on the 2019 Purchase Plan arises from the 15% discount offered to participants. A total of 21,876, 32,528, and 42,402 shares of our common stock were issued under the 2019 Purchase Plan during fiscal 2023, 2022 and 2021, respectively. The weighted-average purchase price was $646.37, $393.95, and $389.61 per share for fiscal 2023, 2022 and 2021, respectively.
16. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$429,375	$373,541	$392,084
Denominator — share:
Basic weighted-average shares	24,986	26,042	28,734
Effect of dilutive securities	381	305	526
Diluted weighted-average shares	25,367	26,347	29,260
Earnings per share:
Basic	$17.18	$14.34	$13.65
Diluted	$16.93	$14.18	$13.40
The computation of diluted EPS excluded options to purchase approximately 14,000, 32,000, and 12,000 shares of common stock for fiscal 2023, 2022 and 2021, respectively, because the exercise prices of the options exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.
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
Years Ended September 30, 2023, 2022 and 2021
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
The following tables summarize segment information for fiscal 2023, 2022 and 2021:

	Year Ended September 30, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$640,182	$—	$640,182
Professional services	—	99,547	—	99,547
Scores	773,828	—	—	773,828
Total segment revenues	773,828	739,729	—	1,513,557
Segment operating expense	(92,757)	(498,538)	(156,426)	(747,721)
Segment operating income	$681,071	$241,191	$(156,426)	$765,836
Unallocated share-based compensation expense				(123,847)
Unallocated amortization expense				(1,100)
Unallocated gain on product line asset sale				1,941
Operating income				642,830
Unallocated interest expense, net				(95,546)
Unallocated other income, net				6,340
Income before income taxes				$553,624
Depreciation expense	$485	$9,550	$71	$10,106

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021

	Year Ended September 30, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$564,751	$—	$564,751
Professional services	—	105,876	—	105,876
Scores	706,643	—	—	706,643
Total segment revenues	706,643	670,627	—	1,377,270
Segment operating expense	(87,288)	(487,505)	(142,647)	(717,440)
Segment operating income	$619,355	$183,122	$(142,647)	659,830
Unallocated share-based compensation expense				(115,355)
Unallocated amortization expense				(2,061)
Operating income				542,414
Unallocated interest expense, net				(68,967)
Unallocated other expense, net				(2,138)
Income before income taxes				$471,309
Depreciation expense	$723	$14,412	$107	$15,242

	Year Ended September 30, 2021
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$517,888	$—	$517,888
Professional services	—	144,501	—	144,501
Scores	654,147	—	—	654,147
Total segment revenues	654,147	662,389	—	1,316,536
Segment operating expense	(90,538)	(555,288)	(141,691)	(787,517)
Segment operating income	$563,609	$107,101	$(141,691)	529,019
Unallocated share-based compensation expense				(112,457)
Unallocated amortization expense				(3,255)
Unallocated restructuring charges				(7,957)
Unallocated gains on product line asset sales and business divestiture				100,139
Operating income				505,489
Unallocated interest expense, net				(40,092)
Unallocated other income, net				7,745
Income before income taxes				$473,142
Depreciation expense	$667	$19,505	$147	$20,319

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021

18. Leases
We lease office space and data centers under operating lease arrangements, which constitute the majority of our lease obligations. For any lease with a lease term in excess of 12 months, the related lease assets and liabilities are recognized on our consolidated balance sheets as operating leases at the commencement of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components, and we have elected to combine these components together and account for them as a single lease component for all classes of assets. Leases with a lease term of 12 months or less are not recorded on our consolidated balance sheets. Furthermore, we recognize lease expense for these leases on a straight-line basis over the lease term.
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
The following table presents the lease balances within the accompanying consolidated balance sheets as of September 30, 2023 and 2022:

	Balance Sheet Location	September 30,
		2023	2022
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$25,703	$36,688
Liabilities
Current operating leases	Other accrued liabilities	$16,336	$19,369
Non-current operating leases	Operating lease liabilities	23,903	39,192
Total lease liabilities		$40,239	$58,561
The components of our operating lease expenses were as follows:

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Operating lease cost	$16,594	$18,426	$19,551
Short-term lease cost	461	201	85
Variable lease cost	2,363	2,091	1,190
Sublease income	(429)	—	—
Total lease cost	$18,989	$20,718	$20,826
The following table presents weighted-average remaining lease term and weighted-average discount rates related to our operating leases:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021

	September 30,
	2023	2022
Weighted-average remaining lease term (in months)	35	47
Weighted-average discount rate	4.58%	4.01%
Supplemental cash flow information related to our operating leases was as follows:

	Year Ended September 30,
	2023	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$19,780	$22,021	$23,260
Lease assets obtained in exchange for new lease liabilities	4,150	7,505	5,413
Future lease payments under our non-cancellable operating leases as of September 30, 2023 were as follows:

(In thousands)
Fiscal 2024	$17,731
Fiscal 2025	11,872
Fiscal 2026	8,901
Fiscal 2027	3,949
Fiscal 2028	268
Thereafter	160
Total future undiscounted lease payments	42,881
Less imputed interest	(2,642)
Total reported lease liability	$40,239
The amounts above do not include contractual sublease income totaling $1.1 million, $0.5 million, $0.4 million, and $0.2 million during fiscal 2024, 2025, 2026, and 2027, respectively.
19. Commitments
In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms.
We are also a party to a management agreement with 19 of our executives providing for certain payments and other benefits in the event of a qualified change in control of FICO, coupled with a termination of the officer during the following year.
20. Contingencies
We are in disputes with certain customers regarding amounts owed in connection with the sale of certain of our products and services. We also have had claims asserted by former employees relating to compensation and other employment matters. We are also involved in various other claims and legal actions arising in the ordinary course of business. We record litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), we have determined we do not have a material exposure, either individually or in the aggregate.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2023, 2022 and 2021
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2023, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Our Director Nominees” in our 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023.

Our executive officers as of October 31, 2023 were as follows:

Name	Positions Held	Age
William J. Lansing	January 2012 - present, Chief Executive Officer and member of the Board of Directors of the Company. February 2009-November 2010, Chief Executive Officer and President, Infospace, Inc. 2004-2007, Chief Executive Officer and President, ValueVision Media, Inc. 2001-2003, General Partner, General Atlantic LLC. 2000-2001, Chief Executive Officer, NBC Internet, Inc. 1998-2000, President/Chief Executive Officer, Fingerhut Companies, Inc. 1996-1998, Vice President, Corporate Business Development, General Electric Company. 1996, Executive Vice President, Chief Operating Officer, Prodigy, Inc. 1986-1995, various positions, McKinsey & Company, Inc.	65

Steven P. Weber	May 2023 – present, Executive Vice President, Chief Financial Officer of the Company. January 2023 – May 2023, Vice President, Interim Chief Financial Officer of the Company. March 2021 – January 2023, Vice President, Treasurer, Tax and Investor Relations of the Company. November 2010 – March 2021, Vice President of Investor Relations and Treasurer of the Company. April 2003 – November 2010, various positions with the Company. September 2001 – April 2003, Senior Financial Analyst, Metris Companies. 1990 – 2001, various positions, Foodservice News.	60

Nikhil Behl	August 2023 – present, Executive Vice President, Chief Marketing Officer of the Company. April 2014 – August 2023, Vice President, Chief Marketing Officer of the Company. October 2013 – April 2014, Consultant to the Company. February 2012 – October 2013, Chief Executive Officer of Supplizer. August 2011 – January 2012, Chief Executive Officer of Zoostores.com. July 2010 – August 2011, Chief Executive Officer – Mercantila Business Unit of Infospace. 2007 – 2010, Chief Merchandising Officer of Mercantila. 1995 – June 2007, various positions, including VP Sales & Operations and VP Sales & Customer Service, Home & Home Office Store of Hewlett Packard.	49

Thomas A. Bowers	August 2020-present, Executive Vice President, Corporate Strategy of the Company. September 2019-August 2020, Vice President, Business Consulting of the Company. April 2018-September 2019, Founder and Managing Partner, M Cubed Development, LLC. August 2012-March 2018, Executive Vice President, American Savings Bank. 1987-2012, Senior partner and various positions, McKinsey & Company, Inc.	68

Stephanie Covert	January 2022 - present, Executive Vice President, Software of the Company. October 2020-January 2022, Executive Vice President, Sales & Marketing of the Company. June 2016-October 2020, Vice President, Global Sales Operations of the Company. December 2015-May 2016, Vice President, Solution Success of the Company. June 2015-December 2015, Senior Director, Solution Success, Americas & EMEA of the Company. May 2014-June 2015, Senior Director, Solution Success, Americas of the Company. March 2013-May 2014, Senior Director, Sales Operations, Apttus. March 2012-March 2013, Sales Operations Director, Oracle Corporation. June 2007-March 2012, various positions, RightNow Technologies, Inc.	44

Richard S. Deal	November 2015 - present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007-November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-August 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	56

Michael S. Leonard	November 2011 - present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	58

Mark R. Scadina	February 2009 - present, Executive Vice President and General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President and General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	54

James M. Wehmann	April 2012 - present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	58

Information regarding compliance with Section 16(a) of the Securities Exchange Act, as applicable, and regarding material changes, if any, to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors is incorporated by reference from the information in our 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023.
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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for Fiscal 2023” and “Executive Compensation” in our 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Persons Transactions” in our 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement to be filed with the SEC within 120 days after September 30, 2023.

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

10.4
Fair Isaac Supplemental Retirement and Savings Plan, as amended and restated effective January 1, 2009. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.5
Form of Indemnity Agreement entered into by the Company with the Company’s directors. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.) (1)

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

10.48
Second Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of November 3, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2022).

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

10.55	Form of Market Share Unit Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended September 30, 2021) (1).

10.56	Form of Indemnification Agreement between the Company and its executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2023) (1).

10.57	Letter Agreement, effective May 15, 2023, by and between the Company and Steven P. Weber (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2023) (1).

10.58	Market Share Unit Agreement, dated June 5, 2023, by and between the Company and William J. Lansing (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2023) (1).

10.59
Non-Statutory Stock Option Agreement, dated June 5, 2023, by and between the Company and William J. Lansing (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2023) (1).

10.60*	Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (1).

10.61*	Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (1).

10.62*	Form of Executive Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (1).

10.63*	Form of Executive Market Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (1).

10.64*	Letter Agreement, dated as of August 22, 2023, by and between the Company and Nikhil Behl (1).

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

97.1*	Compensation Recovery Policy (1).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)Management contract or compensatory plan or arrangement.

*	Filed herewith.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
DATE: November 8, 2023
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven P. Weber his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 8, 2023
William J. Lansing

/s/ STEVEN P. WEBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 8, 2023
Steven P. Weber

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 8, 2023
Michael S. Leonard

/s/ FABIOLA R. ARREDONDO	Director	November 8, 2023
Fabiola R. Arredondo

/s/ BRADEN R. KELLY	Director	November 8, 2023
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 8, 2023
James D. Kirsner

/s/ EVA MANOLIS	Director	November 8, 2023
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 8, 2023
Marc F. McMorris

/s/ JOANNA REES	Director	November 8, 2023
Joanna Rees

/s/ DAVID A. REY	Director	November 8, 2023
David A. Rey

/s/ H. TAYLOE STANSBURY	Director	November 8, 2023
H. Tayloe Stansbury