Form 10-Q
period 2023-12-31
FAIR ISAAC CORP
filed 2024-01-25
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
The number of shares of common stock outstanding on January 17, 2024 was 24,852,057 (excluding 64,004,726 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2023	September 30, 2023
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$160,421	$136,778
Accounts receivable, net	367,478	387,947
Prepaid expenses and other current assets	37,364	31,723
Total current assets	565,263	556,448
Marketable securities	36,955	33,014
Other investments	1,258	1,223
Property and equipment, net	10,406	10,966
Operating lease right-of-use assets	18,916	25,703
Goodwill	777,195	773,327
Intangible assets, net	642	917
Deferred income taxes	63,725	59,136
Other assets	119,158	114,547
Total assets	$1,593,518	$1,575,281
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,584	$19,009
Accrued compensation and employee benefits	68,216	102,471
Other accrued liabilities	46,487	59,478
Deferred revenue	146,822	136,730
Current maturities on debt	153,000	50,000
Total current liabilities	433,109	367,688
Long-term debt	1,808,655	1,811,658
Operating lease liabilities	11,899	23,903
Other liabilities	65,620	60,022
Total liabilities	2,319,283	2,263,271
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,879 and 24,770 shares outstanding at December 31, 2023 and September 30, 2023, respectively)	249	248
Additional paid-in-capital	1,239,131	1,350,713
Treasury stock, at cost (63,978 and 64,087 shares at December 31, 2023 and September 30, 2023, respectively)	(5,380,827)	(5,324,865)
Retained earnings	3,509,124	3,388,059
Accumulated other comprehensive loss	(93,442)	(102,145)
Total stockholders’ deficit	(725,765)	(687,990)
Total liabilities and stockholders’ deficit	$1,593,518	$1,575,281
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2023	2022
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$168,668	$144,560
Professional services	21,279	22,322
Scores	192,112	177,988
Total revenues	382,059	344,870
Operating expenses:
Cost of revenues	83,461	76,569
Research and development	42,635	36,633
Selling, general and administrative	104,329	92,995
Amortization of intangible assets	275	275
Gain on product line asset sale	—	(1,941)
Total operating expenses	230,700	204,531
Operating income	151,359	140,339
Interest expense, net	(24,162)	(22,800)
Other income, net	3,393	364
Income before income taxes	130,590	117,903
Provision for income taxes	9,525	20,260
Net income	121,065	97,643
Other comprehensive income:
Foreign currency translation adjustments	8,703	18,381
Comprehensive income	$129,768	$116,024
Earnings per share:
Basic	$4.89	$3.90
Diluted	$4.80	$3.84
Shares used in computing earnings per share:
Basic	24,764	25,045
Diluted	25,219	25,443

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2023	24,770	$248	$1,350,713	$(5,324,865)	$3,388,059	$(102,145)	$(687,990)
Share-based compensation	—	—	31,574	—	—	—	31,574
Issuance of treasury stock under employee stock plans	187	2	(143,156)	15,741	—	—	(127,413)
Repurchases of common stock	(78)	(1)	—	(71,703)	—	—	(71,704)
Net income	—	—	—	—	121,065	—	121,065
Foreign currency translation adjustments	—	—	—	—	—	8,703	8,703
Balance at December 31, 2023	24,879	$249	$1,239,131	$(5,380,827)	$3,509,124	$(93,442)	$(725,765)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2022	25,154	$252	$1,299,588	$(4,935,769)	$2,958,684	$(124,702)	$(801,947)
Share-based compensation	—	—	29,702	—	—	—	29,702
Issuance of treasury stock under employee stock plans	180	2	(85,019)	14,147	—	—	(70,870)
Repurchases of common stock	(179)	(2)	—	(75,002)	—	—	(75,004)
Net income	—	—	—	—	97,643	—	97,643
Foreign currency translation adjustments	—	—	—	—	—	18,381	18,381
Balance at December 31, 2022	25,155	$252	$1,244,271	$(4,996,624)	$3,056,327	$(106,321)	$(802,095)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$121,065	$97,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,824	4,280
Share-based compensation	31,574	29,702
Deferred income taxes	(4,435)	(8,507)
Net (gain) loss on marketable securities	(2,884)	348
Non-cash operating lease costs	3,500	3,779
Provision for doubtful accounts	419	369
Gain on product line asset sale	—	(1,941)
Net loss on sales and abandonment of property and equipment	400	16
Changes in operating assets and liabilities:
Accounts receivable	27,399	8,704
Prepaid expenses and other assets	(13,457)	(5,823)
Accounts payable	(642)	168
Accrued compensation and employee benefits	(35,141)	(37,883)
Other liabilities	(16,490)	(7,955)
Deferred revenue	7,988	9,540
Net cash provided by operating activities	122,120	92,440
Cash flows from investing activities:
Purchases of property and equipment	(1,361)	(850)
Proceeds from sales of marketable securities	13,167	2,393
Purchases of marketable securities	(14,224)	(4,558)
Cash transferred, net of proceeds, from product line asset sale	—	(7,575)
Net cash used in investing activities	(2,418)	(10,590)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	170,000	169,000
Payments on revolving line of credit and term loan	(70,750)	(102,750)
Proceeds from issuance of treasury stock under employee stock plans	4,499	1,995
Taxes paid related to net share settlement of equity awards	(131,911)	(72,865)
Repurchases of common stock	(71,704)	(75,004)
Net cash used in financing activities	(99,866)	(79,624)
Effect of exchange rate changes on cash	3,807	4,428
Increase in cash and cash equivalents	23,643	6,654
Cash and cash equivalents, beginning of period	136,778	133,202
Cash and cash equivalents, end of period	$160,421	$139,856
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $10 and $8 during the quarters ended December 31, 2023 and 2022, respectively	$4,926	$13,412
Cash paid for interest	$38,236	$37,730
Supplemental disclosures of non-cash investing activities:
Purchase of property and equipment included in accounts payable	$178	$37

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
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
The condensed consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of various accruals; variable considerations included in the transaction price and standalone selling price of each performance obligation for our customer contracts; labor hours in connection with fixed-fee service contracts; the amount of our tax provision; and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of acquired intangible assets, property and equipment, and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Actual results may differ from our estimates.
New Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606, Revenue from Contacts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. We adopted ASU 2021-08 in the first quarter of fiscal 2024 and the adoption did not have a significant impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for our annual periods beginning October 1, 2024, and our interim periods beginning October 1, 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income tax paid. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for our fiscal years beginning October 1, 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our consolidated financial statements.
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of December 31, 2023 and September 30, 2023.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2023 and September 30, 2023.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2023 and September 30, 2023.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2023 and September 30, 2023:

December 31, 2023	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2023
	(In thousands)
Assets:
Cash equivalents (1)	$40,253	$40,253
Marketable securities (2)	36,955	36,955
Total	$77,208	$77,208

September 30, 2023	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2023
	(In thousands)
Assets:
Cash equivalents (1)	$23,621	$23,621
Marketable securities (2)	33,014	33,014
Total	$56,635	$56,635

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at December 31, 2023 and September 30, 2023. Not included in these tables are cash deposits of $120.2 million and $113.2 million at December 31, 2023 and September 30, 2023, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at December 31, 2023 and September 30, 2023.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters ended December 31, 2023 and 2022.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2023 and September 30, 2023:

	December 31, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,900	$10,941	$—
Buy foreign currency:
British pound (GBP)	GBP	9,911	$12,600	$—
Singapore dollar (SGD)	SGD	10,400	$7,900	$—

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	$—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	$—
Singapore dollar (SGD)	SGD	8,569	$6,300	$—
The foreign currency forward contracts were entered into on December 31, 2023 and September 30, 2023; therefore, their fair value was $0 on each of these dates.
Gains on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended December 31,
	2023	2022
	(In thousands)
Gains on foreign currency forward contracts	$541	$1,304

4. Goodwill
The following table summarizes changes to goodwill during the quarter ended December 31, 2023, both in total and as allocated to our segments. As of December 31, 2023, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2023	$146,648	$626,679	$773,327
Foreign currency translation adjustment	—	3,868	3,868
Balance at December 31, 2023	$146,648	$630,547	$777,195

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
	(In thousands)
Property and equipment, net:
Property and equipment	$97,699	$98,967
Less: accumulated depreciation and amortization	(87,293)	(88,001)
Total	$10,406	$10,966

Other accrued liabilities:
Interest payable	$7,056	$20,770
Current operating leases	15,641	16,336
Other	23,790	22,372
Total	$46,487	$59,478
6. Debt
The following table represents our debt at carrying value at December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
	(In thousands)
Current maturities on debt:
Revolving line of credit	$138,000	$35,000
Term loan	15,000	15,000
Current maturities on debt	153,000	50,000
Long-term debt:
Revolving line of credit	265,000	265,000
Term loan	255,000	258,750
The 2018 Senior Notes	400,000	400,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
Less: debt issuance costs	(11,345)	(12,092)
Long-term debt	1,808,655	1,811,658
Total debt	$1,961,655	$1,861,658

Revolving Line of Credit and Term Loan
We have a $600 million unsecured revolving line of credit and a $300 million unsecured term loan with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and term loan can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term Secured Overnight Financing Rate (“SOFR”) rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and term loan contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
As of December 31, 2023, we had $403.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.708%, and $270.0 million in outstanding balance of the term loan at an interest rate of 6.713%. We were in compliance with all financial covenants under this credit agreement as of December 31, 2023.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of December 31, 2023.
The following table presents the face values and fair values for the Senior Notes at December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$396,000	$400,000	$386,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	846,000	900,000	803,250
Total	$1,300,000	$1,242,000	$1,300,000	$1,189,250

7. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended December 31, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$184,948	$133,562	$318,510	83%
Europe, Middle East and Africa	1,308	35,060	36,368	10%
Asia Pacific	5,856	21,325	27,181	7%
Total	$192,112	$189,947	$382,059	100%

	Quarter Ended December 31, 2022
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$173,297	$117,830	$291,127	85%
Europe, Middle East and Africa	1,348	30,992	32,340	9%
Asia Pacific	3,343	18,060	21,403	6%
Total	$177,988	$166,882	$344,870	100%

The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Quarter Ended December 31,		Percentage of revenues
	2023	2022	2023	2022
	(Dollars in thousands)
On-premises software	$72,472	$64,922	43%	45%
SaaS software	96,196	79,638	57%	55%
Total on-premises and SaaS software	$168,668	$144,560	100%	100%
The following table provides information about disaggregated revenue for our Software segment by product features:

	Quarter Ended December 31,		Percentage of revenues
	2023	2022	2023	2022
	(Dollars in thousands)
Platform software	$45,173	$30,828	27%	21%
Non-platform software	123,495	113,732	73%	79%
Total on-premises and SaaS software	$168,668	$144,560	100%	100%

The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Quarter Ended December 31,		Percentage of revenues
	2023	2022	2023	2022
	(Dollars in thousands)
Software recognized at a point in time (1)	$13,782	$11,803	8%	8%
Software recognized over contract term (2)	154,886	132,757	92%	92%
Total on-premises and SaaS software	$168,668	$144,560	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended December 31,		Percentage of revenues
	2023	2022	2023	2022
	(Dollars in thousands)
Business-to-business Scores	$140,442	$124,905	73%	70%
Business-to-consumer Scores	51,670	53,083	27%	30%
Total	$192,112	$177,988	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 39% and 36% of our total revenues in the quarters ended December 31, 2023 and 2022, respectively, with three and two consumer reporting agencies each contributing more than 10% of our total revenues in the quarters ended December 31, 2023 and 2022, respectively. At December 31, 2023 and September 30, 2023, one individual customer accounted for 10% or more of total consolidated receivables.
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
Receivables at December 31, 2023 and September 30, 2023 consisted of the following:

	December 31, 2023	September 30, 2023
	(In thousands)
Billed	$225,447	$234,745
Unbilled	189,930	203,896
	415,377	438,641
Less: allowance for doubtful accounts	(5,406)	(4,978)
Net receivables	409,971	433,663
Less: long-term receivables (*)	(42,493)	(45,716)
Short-term receivables (*)	$367,478	$387,947

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Quarter Ended December 31, 2023
(In thousands)
Deferred revenues, beginning balance (*)	$143,235
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(67,037)
Increases due to billings, excluding amounts recognized as revenue during the period	77,207
Deferred revenues, ending balance (*)	$153,405

(*) Deferred revenues at December 31, 2023 included current portion of $146.8 million and long-term portion of $6.6 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2023 included current portion of $136.7 million and long-term portion of $6.5 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $470.8 million as of December 31, 2023, approximately 50% of which we expect to recognize over the next 16 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $470.5 million as of September 30, 2023.
8. Income Taxes
Effective Tax Rate
The effective income tax rate was 7.3% and 17.2% during the quarters ended December 31, 2023 and 2022, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
A provision enacted as part of the 2022 Inflation Reduction Act imposes a 15% corporate minimum tax. The provision is effective for tax years beginning after December 31, 2022, which means that it was effective for our fiscal year beginning October 1, 2023. We do not expect any impact to our fiscal 2024 effective tax rate from the corporate minimum tax provision.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $14.8 million and $13.8 million at December 31, 2023 and September 30, 2023, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $1.2 million and $0.9 million related to unrecognized tax benefits as of December 31, 2023 and September 30, 2023, respectively.

9. Share-Based Employee Benefit Plans
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
We also maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Eligible employees may elect to have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price of FICO common stock on the last trading day of each offering period. Offering period means the approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. No shares were purchased under the 2019 Purchase Plan during the quarter ended December 31, 2023.
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2023:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2023	376	$508.23
Granted	91	1,129.77
Released	(132)	470.22
Forfeited	(11)	504.43
Outstanding at December 31, 2023	324	$698.48
Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2023:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2023	115	$519.54
Granted	18	1,134.39
Released	(58)	502.66
Forfeited	(8)	529.92
Outstanding at December 31, 2023	67	$695.06

Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2023:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2023	87	$844.24
Granted	64	1,014.75
Released	(84)	737.77
Forfeited	(5)	845.67
Outstanding at December 31, 2023	62	$1,161.62
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2023:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2023	227	$387.95
Granted	6	1,133.87
Exercised	(31)	146.68
Outstanding at December 31, 2023	202	$444.55	3.83	$145,366
Exercisable at December 31, 2023	132	$271.79	2.56	$117,720
Vested or expected to vest at December 31, 2023	196	$432.79	3.75	$143,106
10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2023 and 2022:

	Quarter Ended December 31,
	2023	2022
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$121,065	$97,643
Denominator — share:
Basic weighted-average shares	24,764	25,045
Effect of dilutive securities	455	398
Diluted weighted-average shares	25,219	25,443
Earnings per share:
Basic	$4.89	$3.90
Diluted	$4.80	$3.84
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
The following tables summarize segment information for the quarters ended December 31, 2023 and 2022:

	Quarter Ended December 31, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$168,668	$—	$168,668
Professional services	—	21,279	—	21,279
Scores	192,112	—	—	192,112
Total segment revenues	192,112	189,947	—	382,059
Segment operating expense	(23,458)	(134,825)	(40,568)	(198,851)
Segment operating income	$168,654	$55,122	$(40,568)	183,208
Unallocated share-based compensation expense				(31,574)
Unallocated amortization expense				(275)
Operating income				151,359
Unallocated interest expense, net				(24,162)
Unallocated other income, net				3,393
Income before income taxes				$130,590
Depreciation expense	$81	$1,598	$12	$1,691

	Quarter Ended December 31, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$144,560	$—	$144,560
Professional services	—	22,322	—	22,322
Scores	177,988	—	—	177,988
Total segment revenues	177,988	166,882	—	344,870
Segment operating expense	(21,296)	(121,117)	(34,082)	(176,495)
Segment operating income	$156,692	$45,765	$(34,082)	168,375
Unallocated share-based compensation expense				(29,702)
Unallocated amortization expense				(275)
Unallocated gain on product line asset sale				1,941
Operating income				140,339
Unallocated interest expense, net				(22,800)
Unallocated other income, net				364
Income before income taxes				$117,903
Depreciation expense	$151	$2,974	$22	$3,147

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
13. Subsequent Events
In January 2024, our Board of Directors approved a new stock repurchase program, which replaced the previous stock repurchase program. The new program is open-ended and authorizes repurchases of shares of our common stock from time to time, up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. The new stock repurchase program became effective on January 23, 2024, and will remain in effect until the total authorized amount is expended or until further action by our Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, share repurchases, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations or strategic divestitures; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products and services, their characteristics, performance, sales potential or effect in use by customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and in subsequent filings with the SEC. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Highlights from the quarter ended December 31, 2023
•Total revenue was $382.1 million during the quarter ended December 31, 2023, an 11% increase from the quarter ended December 31, 2022.
•Total revenue for our Scores segment was $192.1 million during the quarter ended December 31, 2023, an 8% increase from the quarter ended December 31, 2022.
•Annual Recurring Revenue for our Software segment as of December 31, 2023 was $687.7 million, an 18% increase from December 31, 2022.
•Dollar-Based Net Retention Rate for our Software segment was 114% during the quarter ended December 31, 2023.
•Operating income was $151.4 million during the quarter ended December 31, 2023, an 8% increase from the quarter ended December 31, 2022.
•Net income was $121.1 million during the quarter ended December 31, 2023, a 24% increase from the quarter ended December 31, 2022.
•Diluted EPS was $4.80 during the quarter ended December 31, 2023, a 25% increase from the quarter ended December 31, 2022.
•Cash flows from operating activities were $122.1 million during the quarter ended December 31, 2023, compared with $92.4 million during the quarter ended December 31, 2022.
•Cash and cash equivalents were $160.4 million as of December 31, 2023, compared with $136.8 million as of September 30, 2023.
•Total debt balance was $2.0 billion as of December 31, 2023, compared with $1.9 billion as of September 30, 2023.
•Total share repurchases during the quarter ended December 31, 2023 were $71.7 million, compared with $75.0 million during the quarter ended December 31, 2022.
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
ACV Bookings is calculated by dividing the total expected contract value by the contract term in years. The expected contract value equals the fixed amount — including guaranteed minimums, if any — stated in the contract, plus estimates of future usage-based fees. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimates and actual results occur due to variability in the estimated usage. This variability can be the result of the economic trends in our customers’ industries, individual performance of our customers relative to their competitors, and regulatory and other factors that affect the business environment in which our customers operate.
We disclose estimated revenue expected to be recognized in the future related to remaining performance obligations in Note 7 to the accompanying condensed consolidated financial statements. However, we believe ACV Bookings is a more meaningful measure of our business as it includes estimated revenues and future billings excluded from Note 7, such as usage-based fees and guaranteed minimums derived from our on-premises software licenses, among others.
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended December 31,
	2023	2022 (*)
	(In millions)
Total on-premises and SaaS software	$18.3	$21.5

(*) During the quarter ended December 31, 2022, we sold certain assets related to our Siron compliance business and the amount above excludes this product line.

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
The following table summarizes our ARR for on-premises and SaaS software at each of the dates presented:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
ARR (*)	(In millions)
Platform	$95.4	$107.2	$113.1	$132.8	$152.5	$164.1	$173.2	$190.3
Non-platform	430.6	432.3	437.0	450.1	461.0	481.8	496.2	497.4
Total	$526.0	$539.5	$550.1	$582.9	$613.5	$645.9	$669.4	$687.7

Percentage
Platform	18%	20%	21%	23%	25%	25%	26%	28%
Non-platform	82%	80%	79%	77%	75%	75%	74%	72%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	64%	62%	54%	46%	60%	53%	53%	43%
Non-platform	3%	2%	2%	4%	7%	11%	14%	11%
Total	10%	10%	10%	11%	17%	20%	22%	18%

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
The following table summarizes our DBNRR for on-premises and SaaS software for each of the periods presented:

	Quarter Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
DBNRR (*)
Platform	144%	137%	129%	130%	146%	142%	145%	136%
Non-platform	102%	101%	101%	103%	105%	109%	111%	108%
Total	109%	109%	109%	110%	114%	117%	120%	114%

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
Segment revenues, operating income, and related financial information, including disaggregation of revenue, are set forth in Note 7 and Note 11 to the accompanying condensed consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2023 and 2022:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022	2023	2022
	(In thousands)				(In thousands)
Scores	$192,112	$177,988	50%	52%	$14,124	8%
Software	189,947	166,882	50%	48%	23,065	14%
Total	$382,059	$344,870	100%	100%	37,189	11%

Scores
Scores segment revenues increased $14.1 million due to an increase of $15.5 million in our business-to-business scores revenue, partially offset by a decrease of $1.4 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022
	(In thousands)		(In thousands)
On-premises and SaaS software	$168,668	$144,560	$24,108	17%
Professional services	21,279	22,322	(1,043)	(5)%
Total	$189,947	$166,882	23,065	14%
Software segment revenues increased $23.1 million due to a $24.1 million increase in our on-premises and SaaS software revenue, partially offset by a $1.0 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in over-time recognition largely driven by SaaS growth.
Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2023 and 2022:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2023	2022	2023	2022
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$382,059	$344,870	100%	100%	$37,189	11%
Operating expenses:
Cost of revenues	83,461	76,569	22%	22%	6,892	9%
Research and development	42,635	36,633	11%	11%	6,002	16%
Selling, general and administrative	104,329	92,995	27%	27%	11,334	12%
Amortization of intangible assets	275	275	—%	—%	—	—%
Gain on product line asset sale	—	(1,941)	—%	(1)%	1,941	(100)%
Total operating expenses	230,700	204,531	60%	59%	26,169	13%
Operating income	151,359	140,339	40%	41%	11,020	8%
Interest expense, net	(24,162)	(22,800)	(7)%	(7)%	(1,362)	6%
Other income, net	3,393	364	1%	—%	3,029	832%
Income before income taxes	130,590	117,903	34%	34%	12,687	11%
Provision for income taxes	9,525	20,260	2%	6%	(10,735)	(53)%
Net income	$121,065	$97,643	32%	28%	23,422	24%
Number of employees at quarter end	3,485	3,305			180	5%

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
The quarter-over-prior year quarter increase in cost of revenues of $6.9 million was primarily attributable to a $3.9 million increase in personnel and labor costs, a $1.4 million increase in infrastructure and facilities costs, and a $0.9 million increase in direct materials costs. The increase in personnel and labor costs was primarily attributable to increased headcount and increased share-based compensation expense. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting fees. The increase in direct materials costs was primarily attributable to increased telecommunications expenses to support FICO® Customer Communications Services revenue, partially offset by decreased software royalty fees. Cost of revenues as a percentage of revenues remained consistent at 22% during the quarters ended December 31, 2023 and 2022.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $6.0 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount, increased employee time allocated to research and development activities, and increased share-based compensation expense. Research and development expenses as a percentage of revenues remained consistent at 11% during the quarters ended December 31, 2023 and 2022.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $11.3 million was primarily attributable to a $7.4 million increase in personnel and labor costs, a $1.8 million increase in infrastructure and facilities costs, a $1.1 million increase in travel costs, and a $0.8 million increase in marketing and business development costs. The increase in personnel and labor costs was primarily attributable to increased headcount, increased fringe benefit costs related to our supplemental retirement and savings plan, and increased commission expense. The increase in infrastructure and facilities costs was primarily attributable to the impact of a favorable adjustment in the prior year quarter from the termination of an office lease. The increases in travel, marketing and business development costs were primarily attributable to increased advertising and other promotional expenses and increased corporate event costs. Selling, general and administrative expenses as a percentage of revenues remained consistent at 27% during the quarters ended December 31, 2023 and 2022.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are amortized using the straight-line method over five years.
Amortization expense was $0.3 million during each of the quarters ended December 31, 2023 and 2022.
Gain on Product Line Asset Sale
The $1.9 million gain on product line asset sale during the quarter ended December 31, 2022 was attributable to the sale of certain assets related to our Siron compliance business.

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
The quarter-over-prior year quarter increase in interest expense of $1.4 million was primarily attributable to a higher average interest rate on our revolving line of credit and term loan, and a higher average outstanding balance on our revolving line of credit during the quarter ended December 31, 2023.
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
The quarter-over-prior year quarter increase in other income, net of $3.0 million was primarily attributable to an increase in net realized and unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan, and a decrease in foreign currency exchange losses.
Provision for Income Taxes
The effective income tax rate was 7.3% and 17.2% during the quarters ended December 31, 2023 and 2022, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the quarter ended December 31, 2023 was favorably impacted by the excess tax benefit relating to stock awards.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2023 and 2022.

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2023	2022
	(In thousands)		(In thousands)
Scores	$168,654	$156,692	$11,962	8%
Software	55,122	45,765	9,357	20%
Unallocated corporate expenses	(40,568)	(34,082)	(6,486)	19%
Total segment operating income	183,208	168,375	14,833	9%
Unallocated share-based compensation	(31,574)	(29,702)	(1,872)	6%
Unallocated amortization expense	(275)	(275)	—	—%
Unallocated gain on product line asset sale	—	1,941	(1,941)	(100)%
Operating income	$151,359	$140,339	11,020	8%

	Scores				Software
	Quarter Ended December 31,		Percentage of Revenues		Quarter Ended December 31,		Percentage of Revenues
	2023	2022	2023	2022	2023	2022	2023	2022
	(In thousands)				(In thousands)
Segment revenues	$192,112	$177,988	100%	100%	$189,947	$166,882	100%	100%
Segment operating expense	(23,458)	(21,296)	(12)%	(12)%	(134,825)	(121,117)	(71)%	(73)%
Segment operating income	$168,654	$156,692	88%	88%	$55,122	$45,765	29%	27%
The quarter-over-prior year quarter increase in operating income of $11.0 million was attributable to a $37.2 million increase in segment revenues, partially offset by a $15.9 million increase in segment operating expenses, a $6.5 million increase in corporate expenses, a $1.9 million decrease in gain on product line asset sale, and a $1.9 million increase in share-based compensation cost.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $14.8 million was the result of a $12.0 million increase in our Scores segment operating income and a $9.4 million increase in our Software segment operating income, partially offset by a $6.5 million increase in corporate expenses.
The quarter-over-prior year quarter increase in Scores segment operating income of $12.0 million was due to a $14.1 million increase in segment revenue, partially offset by a $2.1 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores for the quarter ended December 31, 2023 was 88%, consistent with the quarter ended December 31, 2022.
The quarter-over-prior year quarter increase in Software segment operating income of $9.4 million was due to a $23.1 million increase in segment revenue, partially offset by a $13.7 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software increased to 29% from 27%, primarily attributable to an increase in higher-margin license revenue recognized at a point in time and a decrease in sales of our lower-margin professional services.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2023, we had $160.4 million in cash and cash equivalents, which included $114.5 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on our term loan due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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

Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2023	2022
	(In thousands)
Cash provided by (used in):
Operating activities	$122,120	$92,440	$29,680
Investing activities	(2,418)	(10,590)	8,172
Financing activities	(99,866)	(79,624)	(20,242)
Effect of exchange rate changes on cash	3,807	4,428	(621)
Increase in cash and cash equivalents	$23,643	$6,654	16,989
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $122.1 million during the quarter ended December 31, 2023 from $92.4 million during the quarter ended December 31, 2022. The $29.7 million increase was attributable to a $23.4 million increase in net income, a $3.4 million increase in non-cash items, and a $2.9 million increase due to the timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities decreased to $2.4 million for the quarter ended December 31, 2023 from $10.6 million for the quarter ended December 31, 2022. The $8.2 million decrease was primarily attributable to a $7.6 million decrease in cash transferred, net of proceeds, from the product line asset sale.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $99.9 million for the quarter ended December 31, 2023 from $79.6 million for the quarter ended December 31, 2022. The $20.2 million increase was primarily attributable to a $59.0 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $32.0 million decrease in payments on our revolving line of credit and term loan.
Repurchases of Common Stock
In October 2022, our Board of Directors approved a new stock repurchase program replacing our previously authorized program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. As of December 31, 2023, we had $48.8 million remaining under our then current stock repurchase program. During the quarters ended December 31, 2023 and 2022, we expended $71.7 million and $75.0 million, respectively, under our then current and previously authorized stock repurchase programs.
In January 2024, our Board of Directors approved a new stock repurchase program, replacing the October 2022 stock repurchase program which was terminated. The new program is open-ended and authorizes repurchases of shares of our common stock from time to time, up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. The new stock repurchase program became effective on January 23, 2024, and will remain in effect until the total authorized amount is expended or until further action by our Board of Directors.

Revolving Line of Credit and Term Loan
We have a $600 million unsecured revolving line of credit and a $300 million unsecured term loan with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and term loan can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The term loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term Secured Overnight Financing Rate (“SOFR”) rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and term loan contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
As of December 31, 2023, we had $403.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.708%, and $270.0 million in outstanding balance of the term loan at an interest rate of 6.713%. We were in compliance with all financial covenants under this credit agreement as of December 31, 2023.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of December 31, 2023, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, goodwill resulting from business combinations and other long-lived assets — impairment assessment, share-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences could be material to our financial condition and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.
You should carefully consider the critical accounting estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“Annual Report on Form 10-K”). There have been no significant changes from the critical accounting estimates disclosed in our Annual Report on Form 10-K.

New Accounting Pronouncements
For information about recent accounting pronouncements recently adopted and not yet adopted and the impact on our consolidated financial statements, refer to Part I, Item 1, “Unaudited Financial Statements,” Note 1, “Nature of Business” in our accompanying Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk Disclosures
We are exposed to market risk related to changes in interest rates and foreign exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2023 and September 30, 2023:

	December 31, 2023			September 30, 2023
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$160,421	$160,421	3.32%	$136,778	$136,778	3.05%
On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	396,000	400,000	386,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	846,000	900,000	803,250
Total	$1,300,000	$1,242,000	$1,300,000	$1,189,250
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of December 31, 2023, we had $403.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.708%, and $270.0 million in outstanding balance of the term loan at an interest rate of 6.713%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2023 and September 30, 2023:

	December 31, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,900	$10,941	$—
Buy foreign currency:
British pound (GBP)	GBP	9,911	$12,600	$—
Singapore dollar (SGD)	SGD	10,400	$7,900	$—

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	$—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	$—
Singapore dollar (SGD)	SGD	8,569	$6,300	$—
The foreign currency forward contracts were entered into on December 31, 2023 and September 30, 2023; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2023 (our “Annual Report on Form 10-K”). The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2023 through October 31, 2023	64,039	$873.57	63,365	$65,186,375
November 1, 2023 through November 30, 2023	12,134	$1,081.35	12,000	$52,190,244
December 1, 2023 through December 31, 2023	118,663	$1,133.89	3,000	$48,845,152
	194,836	$1,045.06	78,365	$48,845,152

(1)Includes 116,471 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2023.
(2)In October 2022, our Board of Directors approved a stock repurchase program replacing our previously authorized program. This program was open-ended and authorized repurchases of shares of our common stock up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In January 2024, our Board of Directors approved a new stock repurchase program, replacing the October 2022 stock repurchase program which was terminated. The new program is open-ended and authorizes repurchases of shares of our common stock from time to time, up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. The new stock repurchase program became effective on January 23, 2024, and will remain in effect until the total authorized amount is expended or until further action by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On November 13, 2023, William Lansing, our Chief Executive Officer and a member of our Board of Directors, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. This plan provides for the sale of up to 24,000 shares of our common stock in the aggregate, and terminates on the earlier of the close of business on August 15, 2024 or the date all shares are sold thereunder.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

10.1	Letter Agreement, dated November 2, 2023, between Stephanie Covert and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 8, 2023).

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 *	Section 1350 Certification of CEO.

32.2 *	Section 1350 Certification of CFO.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	January 25, 2024

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 25, 2024

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)