Form 10-Q
period 2024-03-31
FAIR ISAAC CORP
filed 2024-04-25
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
The number of shares of common stock outstanding on April 12, 2024 was 24,710,938 (excluding 64,145,845 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	September 30, 2023
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$135,667	$136,778
Accounts receivable, net	469,025	387,947
Prepaid expenses and other current assets	36,780	31,723
Total current assets	641,472	556,448
Marketable securities	41,407	33,014
Other investments	1,252	1,223
Property and equipment, net	27,224	10,966
Operating lease right-of-use assets	28,283	25,703
Goodwill	776,376	773,327
Intangible assets, net	367	917
Deferred income taxes	72,249	59,136
Other assets	114,487	114,547
Total assets	$1,703,117	$1,575,281
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$18,835	$19,009
Accrued compensation and employee benefits	68,805	102,471
Other accrued liabilities	68,936	59,478
Deferred revenue	143,544	136,730
Current maturities on debt	15,000	50,000
Total current liabilities	315,120	367,688
Long-term debt	2,028,652	1,811,658
Operating lease liabilities	20,558	23,903
Other liabilities	74,447	60,022
Total liabilities	2,438,777	2,263,271
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,753 and 24,770 shares outstanding at March 31, 2024 and September 30, 2023, respectively)	248	248
Additional paid-in-capital	1,281,577	1,350,713
Treasury stock, at cost (64,104 and 64,087 shares at March 31, 2024 and September 30, 2023, respectively)	(5,558,809)	(5,324,865)
Retained earnings	3,638,923	3,388,059
Accumulated other comprehensive loss	(97,599)	(102,145)
Total stockholders’ deficit	(735,660)	(687,990)
Total liabilities and stockholders’ deficit	$1,703,117	$1,575,281
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$177,180	$154,584	$345,848	$299,144
Professional services	19,744	27,175	41,023	49,497
Scores	236,885	198,507	428,997	376,495
Total revenues	433,809	380,266	815,868	725,136
Operating expenses:
Cost of revenues	86,946	79,806	170,407	156,375
Research and development	40,880	40,266	83,515	76,899
Selling, general and administrative	110,867	100,158	215,196	193,153
Amortization of intangible assets	275	275	550	550
Gain on product line asset sale	—	—	—	(1,941)
Total operating expenses	238,968	220,505	469,668	425,036
Operating income	194,841	159,761	346,200	300,100
Interest expense, net	(26,093)	(23,897)	(50,255)	(46,697)
Other income, net	3,986	1,605	7,379	1,969
Income before income taxes	172,734	137,469	303,324	255,372
Provision for income taxes	42,935	35,919	52,460	56,179
Net income	129,799	101,550	250,864	199,193
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,157)	6,552	4,546	24,933
Comprehensive income	$125,642	$108,102	$255,410	$224,126
Earnings per share:
Basic	$5.23	$4.04	$10.12	$7.94
Diluted	$5.16	$4.00	$9.96	$7.83
Shares used in computing earnings per share:
Basic	24,819	25,116	24,791	25,080
Diluted	25,154	25,419	25,186	25,431

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2023	24,879	$249	$1,239,131	$(5,380,827)	$3,509,124	$(93,442)	$(725,765)
Share-based compensation	—	—	35,448	—	—	—	35,448
Issuance of treasury stock under employee stock plans	18	—	6,998	1,566	—	—	8,564
Repurchases of common stock	(144)	(1)	—	(179,548)	—	—	(179,549)
Net income	—	—	—	—	129,799	—	129,799
Foreign currency translation adjustments	—	—	—	—	—	(4,157)	(4,157)
Balance at March 31, 2024	24,753	$248	$1,281,577	$(5,558,809)	$3,638,923	$(97,599)	$(735,660)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2022	25,155	$252	$1,244,271	$(4,996,624)	$3,056,327	$(106,321)	$(802,095)
Share-based compensation	—	—	27,053	—	—	—	27,053
Issuance of treasury stock under employee stock plans	32	—	9,946	2,468	—	—	12,414
Repurchases of common stock	(171)	(2)	—	(116,265)	—	—	(116,267)
Net income	—	—	—	—	101,550	—	101,550
Foreign currency translation adjustments	—	—	—	—	—	6,552	6,552
Balance at March 31, 2023	25,016	$250	$1,281,270	$(5,110,421)	$3,157,877	$(99,769)	$(770,793)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2023	24,770	$248	$1,350,713	$(5,324,865)	$3,388,059	$(102,145)	$(687,990)
Share-based compensation	—	—	67,022	—	—	—	67,022
Issuance of treasury stock under employee stock plans	205	2	(136,158)	17,307	—	—	(118,849)
Repurchases of common stock	(222)	(2)	—	(251,251)	—	—	(251,253)
Net income	—	—	—	—	250,864	—	250,864
Foreign currency translation adjustments	—	—	—	—	—	4,546	4,546
Balance at March 31, 2024	24,753	$248	$1,281,577	$(5,558,809)	$3,638,923	$(97,599)	$(735,660)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2022	25,154	$252	$1,299,588	$(4,935,769)	$2,958,684	$(124,702)	$(801,947)
Share-based compensation	—	—	56,755	—	—	—	56,755
Issuance of treasury stock under employee stock plans	212	2	(75,073)	16,615	—	—	(58,456)
Repurchases of common stock	(350)	(4)	—	(191,267)	—	—	(191,271)
Net income	—	—	—	—	199,193	—	199,193
Foreign currency translation adjustments	—	—	—	—	—	24,933	24,933
Balance at March 31, 2023	25,016	$250	$1,281,270	$(5,110,421)	$3,157,877	$(99,769)	$(770,793)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$250,864	$199,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,178	8,294
Share-based compensation	67,022	56,755
Deferred income taxes	(13,041)	(18,360)
Net gain on marketable securities	(6,727)	(1,681)
Non-cash operating lease costs	6,772	7,613
Provision for doubtful accounts	838	738
Gain on product line asset sale	—	(1,941)
Net loss on sales and abandonment of property and equipment	408	24
Changes in operating assets and liabilities:
Accounts receivable	(72,661)	(13,789)
Prepaid expenses and other assets	(12,490)	(17,078)
Accounts payable	(579)	(2,810)
Accrued compensation and employee benefits	(34,170)	(32,318)
Other liabilities	(5,049)	(2,425)
Deferred revenue	5,790	29
Net cash provided by operating activities	193,155	182,244
Cash flows from investing activities:
Purchases of property and equipment	(5,403)	(2,377)
Capitalized internal-use software costs	(5,380)	—
Proceeds from sales of marketable securities	15,571	4,631
Purchases of marketable securities	(16,828)	(8,015)
Cash transferred, net of proceeds, from product line asset sale	—	(6,126)
Net cash used in investing activities	(12,040)	(11,887)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loan	255,000	228,000
Payments on revolving line of credit and term loan	(74,500)	(158,500)
Payments on finance leases	(1,400)	—
Proceeds from issuance of treasury stock under employee stock plans	14,937	15,217
Taxes paid related to net share settlement of equity awards	(133,786)	(73,672)
Repurchases of common stock	(243,473)	(184,290)
Net cash used in financing activities	(183,222)	(173,245)
Effect of exchange rate changes on cash	996	7,457
Increase (decrease) in cash and cash equivalents	(1,111)	4,569
Cash and cash equivalents, beginning of period	136,778	133,202
Cash and cash equivalents, end of period	$135,667	$137,771
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $320 and $548 during the six-month periods ended March 31, 2024 and 2023, respectively	$53,757	$72,800
Cash paid for interest	$50,331	$46,801
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$439	$9
Unsettled repurchases of common stock	$7,780	$6,981
Finance lease obligations incurred	$9,400	$—

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
In March 2024, the Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors.” This rule will require registrants to provide certain climate disclosures in their annual reports, including certain climate-related financial metrics in their audited financial statements. The rule is effective for large accelerated filers beginning with annual reports for the fiscal year beginning in 2025, which means that it will be effective for our fiscal years beginning October 1, 2025. We are currently evaluating the impact that the final rule will have on our disclosures within our consolidated financial statements.
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of March 31, 2024 and September 30, 2023.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2024 and September 30, 2023.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of March 31, 2024 and September 30, 2023.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2024 and September 30, 2023:

March 31, 2024	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2024
	(In thousands)
Assets:
Cash equivalents (1)	$19,165	$19,165
Marketable securities (2)	41,407	41,407
Total	$60,572	$60,572

September 30, 2023	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2023
	(In thousands)
Assets:
Cash equivalents (1)	$23,621	$23,621
Marketable securities (2)	33,014	33,014
Total	$56,635	$56,635

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at March 31, 2024 and September 30, 2023. Not included in these tables are cash deposits of $116.5 million and $113.2 million at March 31, 2024 and September 30, 2023, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at March 31, 2024 and September 30, 2023.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and six-month periods ended March 31, 2024 and 2023.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2024 and September 30, 2023:

	March 31, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$9,718	$—
Buy foreign currency:
British pound (GBP)	GBP	9,670	$12,200	$—
Singapore dollar (SGD)	SGD	10,487	$7,800	$—

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	$—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	$—
Singapore dollar (SGD)	SGD	8,569	$6,300	$—
The foreign currency forward contracts were entered into on March 31, 2024 and September 30, 2023; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(180)	$309	$361	$1,613

4. Goodwill
The following table summarizes changes to goodwill during the six months ended March 31, 2024, both in total and as allocated to our segments. As of March 31, 2024, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2023	$146,648	$626,679	$773,327
Foreign currency translation adjustment	—	3,049	3,049
Balance at March 31, 2024	$146,648	$629,728	$776,376

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
	(In thousands)
Property and equipment, net:
Property and equipment	$99,269	$98,967
Internal-use software	5,380	—
Less: accumulated depreciation and amortization	(77,425)	(88,001)
Total	$27,224	$10,966

Other accrued liabilities:
Interest payable	$21,384	$20,770
Current operating leases	14,586	16,336
Other	32,966	22,372
Total	$68,936	$59,478
6. Debt
The following table represents our debt at carrying value at March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
	(In thousands)
Current maturities on debt:
Revolving line of credit	$—	$35,000
Term loan	15,000	15,000
Current maturities on debt	15,000	50,000
Long-term debt:
Revolving line of credit	488,000	265,000
Term loan	251,250	258,750
The 2018 Senior Notes	400,000	400,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
Less: debt issuance costs	(10,598)	(12,092)
Long-term debt	2,028,652	1,811,658
Total debt	$2,043,652	$1,861,658

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
As of March 31, 2024, we had $488.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.673%, and $266.3 million in outstanding balance of the term loan at an interest rate of 6.674%. We were in compliance with all financial covenants under this credit agreement as of March 31, 2024.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of March 31, 2024.
The following table presents the face values and fair values for the Senior Notes at March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$395,000	$400,000	$386,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	837,000	900,000	803,250
Total	$1,300,000	$1,232,000	$1,300,000	$1,189,250

7. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended March 31, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$233,723	$130,294	$364,017	84%
Europe, Middle East and Africa	1,278	40,979	42,257	10%
Asia Pacific	1,884	25,651	27,535	6%
Total	$236,885	$196,924	$433,809	100%

	Quarter Ended March 31, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$197,039	$121,264	$318,303	84%
Europe, Middle East and Africa	1,154	40,199	41,353	11%
Asia Pacific	314	20,296	20,610	5%
Total	$198,507	$181,759	$380,266	100%

	Six Months Ended March 31, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$418,671	$263,856	$682,527	84%
Europe, Middle East and Africa	2,586	76,039	78,625	9%
Asia Pacific	7,740	46,976	54,716	7%
Total	$428,997	$386,871	$815,868	100%

	Six Months Ended March 31, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$370,336	$239,094	$609,430	84%
Europe, Middle East and Africa	2,502	71,191	73,693	10%
Asia Pacific	3,657	38,356	42,013	6%
Total	$376,495	$348,641	$725,136	100%

The following table provides information about disaggregated revenue for our Software segment by deployment method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
On-premises software	$79,697	$73,473	45%	48%	$152,169	$138,395	44%	46%
SaaS software	97,483	81,111	55%	52%	193,679	160,749	56%	54%
Total on-premises and SaaS software	$177,180	$154,584	100%	100%	$345,848	$299,144	100%	100%

The following table provides information about disaggregated revenue for our Software segment by product features:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
Platform software	$47,325	$38,682	27%	25%	$92,498	$69,510	27%	23%
Non-platform software	129,855	115,902	73%	75%	253,350	229,634	73%	77%
Total on-premises and SaaS software	$177,180	$154,584	100%	100%	$345,848	$299,144	100%	100%
The following table provides information about disaggregated revenue for our Software segment by timing of revenue recognition:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
Software recognized at a point in time (1)	$20,177	$19,193	11%	12%	$33,959	$30,996	10%	10%
Software recognized over contract term (2)	157,003	135,391	89%	88%	311,889	268,148	90%	90%
Total on-premises and SaaS software	$177,180	$154,584	100%	100%	$345,848	$299,144	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
Business-to-business Scores	$185,508	$144,874	78%	73%	$325,950	$269,779	76%	72%
Business-to-consumer Scores	51,377	53,633	22%	27%	103,047	106,716	24%	28%
Total	$236,885	$198,507	100%	100%	$428,997	$376,495	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 47% and 43% of our total revenues in the quarters ended March 31, 2024 and 2023, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended March 31, 2024 and 2023. Revenues collectively generated by agreements with these customers accounted for 43% and 40% of our total revenues in the six months ended March 31, 2024 and 2023, respectively, with three and two consumer reporting agencies each contributing more than 10% of our total revenues in the six months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and September 30, 2023, two and one individual customers each accounted for 10% or more of total consolidated receivables, respectively.
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

Receivables at March 31, 2024 and September 30, 2023 consisted of the following:

	March 31, 2024	September 30, 2023
	(In thousands)
Billed	$300,179	$234,745
Unbilled	213,023	203,896
	513,202	438,641
Less: allowance for doubtful accounts	(5,806)	(4,978)
Net receivables	507,396	433,663
Less: long-term receivables (*)	(38,371)	(45,716)
Short-term receivables (*)	$469,025	$387,947

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Six Months Ended March 31, 2024
(In thousands)
Deferred revenues, beginning balance (*)	$143,235
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(102,063)
Increases due to billings, excluding amounts recognized as revenue during the period	108,904
Deferred revenues, ending balance (*)	$150,076

(*) Deferred revenues at March 31, 2024 included current portion of $143.6 million and long-term portion of $6.5 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2023 included current portion of $136.7 million and long-term portion of $6.5 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $481.7 million as of March 31, 2024, approximately 50% of which we expect to recognize over the next 16 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $470.5 million as of September 30, 2023.

8. Income Taxes
Effective Tax Rate
The effective income tax rate was 24.9% and 26.1% during the quarters ended March 31, 2024 and 2023, respectively, and 17.3% and 22.0% during the six months ended March 31, 2024 and 2023, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
A provision enacted as part of the 2022 Inflation Reduction Act imposes a 15% corporate minimum tax. The provision is effective for tax years beginning after December 31, 2022, which means that it was effective for our fiscal year beginning October 1, 2023. We do not expect any impact to our fiscal 2024 effective tax rate from the corporate minimum tax provision.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $15.7 million and $13.8 million at March 31, 2024 and September 30, 2023, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $1.5 million and $0.9 million related to unrecognized tax benefits as of March 31, 2024 and September 30, 2023, respectively.
9. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2024 and 2023:

	Quarter Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$129,799	$101,550	$250,864	$199,193
Denominator — share:
Basic weighted-average shares	24,819	25,116	24,791	25,080
Effect of dilutive securities	335	303	395	351
Diluted weighted-average shares	25,154	25,419	25,186	25,431
Earnings per share:
Basic	$5.23	$4.04	$10.12	$7.94
Diluted	$5.16	$4.00	$9.96	$7.83
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
The following tables summarize segment information for the quarters and six-month periods ended March 31, 2024 and 2023:

	Quarter Ended March 31, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$177,180	$—	$177,180
Professional services	—	19,744	—	19,744
Scores	236,885	—	—	236,885
Total segment revenues	236,885	196,924	—	433,809
Segment operating expense	(24,677)	(132,762)	(45,806)	(203,245)
Segment operating income	$212,208	$64,162	$(45,806)	230,564
Unallocated share-based compensation expense				(35,448)
Unallocated amortization expense				(275)
Operating income				194,841
Unallocated interest expense, net				(26,093)
Unallocated other income, net				3,986
Income before income taxes				$172,734
Depreciation expense	$107	$2,099	$16	$2,222

	Quarter Ended March 31, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$154,584	$—	$154,584
Professional services	—	27,175	—	27,175
Scores	198,507	—	—	198,507
Total segment revenues	198,507	181,759	—	380,266
Segment operating expense	(23,102)	(126,892)	(43,183)	(193,177)
Segment operating income	$175,405	$54,867	$(43,183)	187,089
Unallocated share-based compensation expense				(27,053)
Unallocated amortization expense				(275)
Operating income				159,761
Unallocated interest expense, net				(23,897)
Unallocated other income, net				1,605
Income before income taxes				$137,469
Depreciation expense	$138	$2,723	$20	$2,881

	Six Months Ended March 31, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$345,848	$—	$345,848
Professional services	—	41,023	—	41,023
Scores	428,997	—	—	428,997
Total segment revenues	428,997	386,871	—	815,868
Segment operating expense	(48,135)	(267,587)	(86,374)	(402,096)
Segment operating income	$380,862	$119,284	$(86,374)	413,772
Unallocated share-based compensation expense				(67,022)
Unallocated amortization expense				(550)
Operating income				346,200
Unallocated interest expense, net				(50,255)
Unallocated other income, net				7,379
Income before income taxes				$303,324
Depreciation expense	$188	$3,697	$28	$3,913

	Six Months Ended March 31, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$299,144	$—	$299,144
Professional services	—	49,497	—	49,497
Scores	376,495	—	—	376,495
Total segment revenues	376,495	348,641	—	725,136
Segment operating expense	(44,398)	(248,009)	(77,265)	(369,672)
Segment operating income	$332,097	$100,632	$(77,265)	355,464
Unallocated share-based compensation expense				(56,755)
Unallocated amortization expense				(550)
Unallocated gain on product line asset sale				1,941
Operating income				300,100
Unallocated interest expense, net				(46,697)
Unallocated other income, net				1,969
Income before income taxes				$255,372
Depreciation expense	$289	$5,697	$42	$6,028

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

Highlights from the quarter and six months ended March 31, 2024
•Total revenue was $433.8 million during the quarter ended March 31, 2024, a 14% increase from the quarter ended March 31, 2023, and $815.9 million during the six months ended March 31, 2024, a 13% increase from the six months ended March 31, 2023.
•Total revenue for our Scores segment was $236.9 million during the quarter ended March 31, 2024, a 19% increase from the quarter ended March 31, 2023, and $429.0 million during the six months ended March 31, 2024, a 14% increase from the six months ended March 31, 2023.
•Annual Recurring Revenue for our Software segment as of March 31, 2024 was $697.0 million, a 14% increase from March 31, 2023.
•Dollar-Based Net Retention Rate for our Software segment was 112% as of March 31, 2024.
•Operating income was $194.8 million during the quarter ended March 31, 2024, a 22% increase from the quarter ended March 31, 2023, and $346.2 million during the six months ended March 31, 2024, a 15% increase from the six months ended March 31, 2023.
•Net income was $129.8 million during the quarter ended March 31, 2024, a 28% increase from the quarter ended March 31, 2023, and $250.9 million during the six months ended March 31, 2024, a 26% increase from the six months ended March 31, 2023.
•Diluted EPS was $5.16 during the quarter ended March 31, 2024, a 29% increase from the quarter ended March 31, 2023, and $9.96 during the six months ended March 31, 2024, a 27% increase from the six months ended March 31, 2023.
•Cash flows from operating activities were $193.2 million during the six months ended March 31, 2024, compared with $182.2 million during the six months ended March 31, 2023.
•Cash and cash equivalents were $135.7 million as of March 31, 2024, compared with $136.8 million as of September 30, 2023.
•Total debt balance was $2.0 billion as of March 31, 2024, compared with $1.9 billion as of September 30, 2023.
•Total share repurchases during the quarter ended March 31, 2024 were $179.5 million, compared with $116.3 million during the quarter ended March 31, 2023, and during the six months ended March 31, 2024 were $251.3 million, compared with $191.3 million during the six months ended March 31, 2023.
Key performance metrics for Software segment
Annual Contract Value Bookings (“ACV Bookings”)
Management regards ACV Bookings as an important indicator of future revenues, but it is not comparable to, nor is it a substitute for, an analysis of our revenues and other U.S. generally accepted accounting principles (“U.S. GAAP”) measures. We define ACV Bookings as the average annualized value of software contracts signed in the current reporting period that generate current and future on-premises and SaaS software revenue. We only include contracts with an initial term of at least 24 months and we exclude perpetual licenses and other software revenues that are non-recurring in nature. For renewals of existing software subscription contracts, we count only incremental annual revenue expected over the current contract as ACV Bookings.
ACV Bookings is calculated by dividing the total expected contract value by the contract term in years. The expected contract value equals the fixed amount — including guaranteed minimums, if any — stated in the contract, plus estimates of future usage-based fees. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimates and actual results occur due to variability in the estimated usage. This variability can be the result of the economic trends in our customers’ industries, individual performance of our customers relative to their competitors, and regulatory and other factors that affect the business environment in which our customers operate. For each of the periods presented, ACV Bookings related to estimates of future usage-based fees was approximately 30% of the total ACV Bookings amount. Differences between the initial estimates of future usage-based fees and actual results historically have not been material and we do not currently expect that they will be materially different in the future.
We disclose estimated revenue expected to be recognized in the future related to remaining performance obligations in Note 7 to the accompanying condensed consolidated financial statements. However, we believe ACV Bookings is a useful supplemental measure of our business as it includes estimated revenues and future billings excluded from Note 7, such as usage-based fees and guaranteed minimums derived from our on-premises software licenses, among others.

The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023 *
	(In millions)
Total on-premises and SaaS software	$16.8	$23.3	$35.1	$44.8

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the amount above excludes this product line for the six months ended March 31, 2023.
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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
ARR (*)	(In millions)
Platform	$107.2	$113.1	$132.8	$152.5	$164.1	$173.2	$190.3	$201.4
Non-platform	432.3	437.0	450.1	461.0	481.8	496.2	497.4	495.6
Total	$539.5	$550.1	$582.9	$613.5	$645.9	$669.4	$687.7	$697.0

Percentage
Platform	20%	21%	23%	25%	25%	26%	28%	29%
Non-platform	80%	79%	77%	75%	75%	74%	72%	71%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	62%	54%	46%	60%	53%	53%	43%	32%
Non-platform	2%	2%	4%	7%	11%	14%	11%	8%
Total	10%	10%	11%	17%	20%	22%	18%	14%

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the amounts and percentages above exclude this product line at June 30, 2022, September 30, 2022 and December 31, 2022.

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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
DBNRR (*)
Platform	137%	129%	130%	146%	142%	145%	136%	126%
Non-platform	101%	101%	103%	105%	109%	111%	108%	106%
Total	109%	109%	110%	114%	117%	120%	114%	112%

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the percentages above exclude this product line at June 30, 2022, September 30, 2022 and December 31, 2022.

RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, are set forth in Note 7 and Note 10 to the accompanying condensed consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2024 and 2023:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023	2024	2023
	(In thousands)				(In thousands)
Scores	$236,885	$198,507	55%	52%	$38,378	19%
Software	196,924	181,759	45%	48%	15,165	8%
Total	$433,809	$380,266	100%	100%	53,543	14%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023	2024	2023
	(In thousands)				(In thousands)
Scores	$428,997	$376,495	53%	52%	$52,502	14%
Software	386,871	348,641	47%	48%	38,230	11%
Total	$815,868	$725,136	100%	100%	90,732	13%

Quarter Ended March 31, 2024 Compared to Quarter Ended March 31, 2023
Scores
Scores segment revenues increased $38.4 million due to an increase of $40.6 million in our business-to-business scores revenue, partially offset by a decrease of $2.2 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume of mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023
	(In thousands)		(In thousands)
On-premises and SaaS software	$177,180	$154,584	$22,596	15%
Professional services	19,744	27,175	(7,431)	(27)%
Total	$196,924	$181,759	15,165	8%
Software segment revenues increased $15.2 million due to a $22.6 million increase in our on-premises and SaaS software revenue, partially offset by a $7.4 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over-time largely driven by SaaS growth. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.
Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023
Scores
Scores segment revenues increased $52.5 million due to an increase of $56.2 million in our business-to-business scores revenue, partially offset by a decrease of $3.7 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume of mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023
	(In thousands)		(In thousands)
On-premises and SaaS software	$345,848	$299,144	$46,704	16%
Professional services	41,023	49,497	(8,474)	(17)%
Total	$386,871	$348,641	38,230	11%
Software segment revenues increased $38.2 million due to a $46.7 million increase in our on-premises and SaaS software revenue, partially offset by an $8.5 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over-time largely driven by SaaS growth. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2024 and 2023:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2024	2023	2024	2023
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$433,809	$380,266	100%	100%	$53,543	14%
Operating expenses:
Cost of revenues	86,946	79,806	20%	21%	7,140	9%
Research and development	40,880	40,266	9%	11%	614	2%
Selling, general and administrative	110,867	100,158	26%	26%	10,709	11%
Amortization of intangible assets	275	275	—%	—%	—	—%
Total operating expenses	238,968	220,505	55%	58%	18,463	8%
Operating income	194,841	159,761	45%	42%	35,080	22%
Interest expense, net	(26,093)	(23,897)	(6)%	(6)%	(2,196)	9%
Other income, net	3,986	1,605	1%	—%	2,381	148%
Income before income taxes	172,734	137,469	40%	36%	35,265	26%
Provision for income taxes	42,935	35,919	10%	9%	7,016	20%
Net income	$129,799	$101,550	30%	27%	28,249	28%
Number of employees at quarter end	3,550	3,320			230	7%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2024	2023	2024	2023
	(In thousands)				(In thousands)
Revenues	$815,868	$725,136	100%	100%	$90,732	13%
Operating expenses:
Cost of revenues	170,407	156,375	21%	21%	14,032	9%
Research and development	83,515	76,899	10%	11%	6,616	9%
Selling, general and administrative	215,196	193,153	27%	27%	22,043	11%
Amortization of intangible assets	550	550	—%	—%	—	—%
Gain on product line asset sale	—	(1,941)	—%	—%	1,941	(100)%
Total operating expenses	469,668	425,036	58%	59%	44,632	11%
Operating income	346,200	300,100	42%	41%	46,100	15%
Interest expense, net	(50,255)	(46,697)	(6)%	(6)%	(3,558)	8%
Other income, net	7,379	1,969	1%	—%	5,410	275%
Income before income taxes	303,324	255,372	37%	35%	47,952	19%
Provision for income taxes	52,460	56,179	6%	8%	(3,719)	(7)%
Net income	$250,864	$199,193	31%	27%	51,671	26%

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
The quarter-over-prior year quarter increase in cost of revenues of $7.1 million was primarily attributable to a $2.5 million increase in infrastructure and facilities costs, a $2.0 million increase in personnel and labor costs, and a $2.0 million increase in direct materials costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. The increase in personnel and labor costs was primarily attributable to increased headcount and increased share-based compensation expense, partially offset by decreased incentive expense. The increase in direct materials costs was primarily attributable to increased telecommunications expenses to support FICO® Customer Communications Services revenue. Cost of revenues as a percentage of revenues decreased to 20% during the quarter ended March 31, 2024 from 21% during the quarter ended March 31, 2023, primarily due to increased sales of our higher-margin Scores products and decreased sales of lower-margin professional services.
The year-to-date period-over-period increase in cost of revenues of $14.0 million was primarily attributable to a $6.1 million increase in personnel and labor costs, a $3.8 million increase in infrastructure and facilities costs, and a $2.9 million increase in direct materials costs. The increase in personnel and labor costs was primarily attributable to increased headcount and increased share-based compensation expense, partially offset by decreased incentive expense. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. The increase in direct materials costs was primarily attributable to increased telecommunications expenses to support FICO® Customer Communications Services revenue. Cost of revenues as a percentage of revenues remained consistent at 21% during the six months ended March 31, 2024 and 2023.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $0.6 million was primarily attributable to an increase in third-party consulting expenses. Research and development expenses as a percentage of revenues decreased to 9% during the quarter ended March 31, 2024 from 11% during the quarter ended March 31, 2023.
The year-to-date period-over-period increase in research and development expenses of $6.6 million was primarily attributable to an increase in personnel and labor costs as a result of increased headcount and increased share-based compensation expense, and increased third-party data center hosting costs. Research and development expenses as a percentage of revenues decreased to 10% during the six months ended March 31, 2024 from 11% during the six months ended March 31, 2023.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $10.7 million was primarily attributable to a $9.9 million increase in personnel and labor costs and a $1.1 million increase in travel costs. The increase in personnel and labor costs was primarily attributable to increased share-based compensation expense, increased headcount, and increased fringe benefit costs related to our supplemental retirement and savings plan, partially offset by decreased incentive expense. The increase in travel costs was primarily attributable to promotional and corporate events. Selling, general and administrative expenses as a percentage of revenues remained consistent at 26% during the quarters ended March 31, 2024 and 2023.

The year-to-date period-over-period increase in selling, general and administrative expenses of $22.0 million was primarily attributable to a $17.3 million increase in personnel and labor costs, a $2.2 million increase in travel costs, and a $1.8 million increase in infrastructure and facilities costs. The increase in personnel and labor costs was primarily attributable to increased headcount, increased share-based compensation expense, increased fringe benefit costs related to our supplemental retirement and savings plan, and increased commission expense, partially offset by decreased incentive expense. The increase in travel costs was primarily attributable to promotional and corporate events. The increase in infrastructure and facilities costs was primarily attributable to the impact of a favorable adjustment in the prior year period from the termination of an office lease. Selling, general and administrative expenses as a percentage of revenues remained consistent at 27% during the six months ended March 31, 2024 and 2023.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are amortized using the straight-line method over five years.
Amortization expense was $0.3 million during each of the quarters ended March 31, 2024 and 2023.
Amortization expense was $0.6 million during each of the six months ended March 31, 2024 and 2023.
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
The quarter-over-prior year quarter increase in interest expense of $2.2 million was primarily attributable to a higher average interest rate on our revolving line of credit and term loan, and a higher average outstanding balance on our revolving line of credit during the quarter ended March 31, 2024.
The year-to-date period-over-period increase in interest expense of $3.6 million was primarily attributable to a higher average interest rate on our revolving line of credit and term loan, and a higher average outstanding balance on our revolving line of credit during the six months ended March 31, 2024.
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
The quarter-over-prior year quarter increase in other income, net of $2.4 million was primarily attributable to an increase in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan, and a decrease in foreign currency exchange losses.
The year-to-date period-over-period increase in other income, net of $5.4 million was primarily attributable to an increase in net realized and unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan, and a decrease in foreign currency exchange losses.

Provision for Income Taxes
The effective income tax rate was 24.9% and 26.1% during the quarters ended March 31, 2024 and 2023, respectively, and 17.3% and 22.0% during the six months ended March 31, 2024 and 2023, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rates for the quarter and six months ended March 31, 2024 were favorably impacted by the excess tax benefit relating to stock awards.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six-month periods ended March 31, 2024 and 2023.

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023
	(In thousands)		(In thousands)
Scores	$212,208	$175,405	$36,803	21%
Software	64,162	54,867	9,295	17%
Unallocated corporate expenses	(45,806)	(43,183)	(2,623)	6%
Total segment operating income	230,564	187,089	43,475	23%
Unallocated share-based compensation	(35,448)	(27,053)	(8,395)	31%
Unallocated amortization expense	(275)	(275)	—	—%
Operating income	$194,841	$159,761	35,080	22%

	Scores				Software
	Quarter Ended March 31,		Percentage of Revenues		Quarter Ended March 31,		Percentage of Revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(In thousands)				(In thousands)
Segment revenues	$236,885	$198,507	100%	100%	$196,924	$181,759	100%	100%
Segment operating expense	(24,677)	(23,102)	(10)%	(12)%	(132,762)	(126,892)	(67)%	(70)%
Segment operating income	$212,208	$175,405	90%	88%	$64,162	$54,867	33%	30%
The quarter-over-prior year quarter increase in operating income of $35.1 million was attributable to a $53.5 million increase in segment revenues, partially offset by an $8.4 million increase in share-based compensation cost, a $7.4 million increase in segment operating expenses, and a $2.6 million increase in corporate expenses.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $43.5 million was the result of a $36.8 million increase in our Scores segment operating income and a $9.3 million increase in our Software segment operating income, partially offset by a $2.6 million increase in corporate expenses.
The quarter-over-prior year quarter increase in Scores segment operating income of $36.8 million was due to a $38.4 million increase in segment revenue, partially offset by a $1.6 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 90% from 88%.
The quarter-over-prior year quarter increase in Software segment operating income of $9.3 million was due to a $15.1 million increase in segment revenue, partially offset by a $5.8 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software increased to 33% from 30%, primarily attributable to a decrease in sales of our lower-margin professional services and an increase in higher-margin license revenue recognized at a point in time.

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023
	(In thousands)		(In thousands)
Scores	$380,862	$332,097	$48,765	15%
Software	119,284	100,632	18,652	19%
Unallocated corporate expenses	(86,374)	(77,265)	(9,109)	12%
Total segment operating income	413,772	355,464	58,308	16%
Unallocated share-based compensation	(67,022)	(56,755)	(10,267)	18%
Unallocated amortization expense	(550)	(550)	—	—%
Unallocated gain on product line asset sale	—	1,941	(1,941)	(100)%
Operating income	$346,200	$300,100	46,100	15%

	Scores				Software
	Six Months Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(In thousands)				(In thousands)
Segment revenues	$428,997	$376,495	100%	100%	$386,871	$348,641	100%	100%
Segment operating expense	(48,135)	(44,398)	(11)%	(12)%	(267,587)	(248,009)	(69)%	(71)%
Segment operating income	$380,862	$332,097	89%	88%	$119,284	$100,632	31%	29%
The year-to-date period-over-period increase of $46.1 million in operating income was primarily attributable to a $90.7 million increase in segment revenues, partially offset by a $23.3 million increase in segment operating expenses, a $10.3 million increase in share-based compensation cost, and a $9.1 million increase in corporate expenses.
At the segment level, the year-to-date period-over-period increase of $58.3 million in segment operating income was the result of a $48.8 million increase in our Scores segment operating income and an $18.7 million increase in our Software segment operating income, partially offset by a $9.1 million increase in corporate expenses.
The year-to-date period-over-period $48.8 million increase in Scores segment operating income was attributable to a $52.5 million increase in segment revenue, partially offset by a $3.7 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 89% from 88%.
The year-to-date period-over-period $18.7 million increase in Software segment operating income was attributable to a $38.2 million increase in segment revenue, partially offset by a $19.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software increased to 31% from 29%, primarily attributable to a decrease in sales of our lower-margin professional services and an increase in higher-margin license revenue recognized at a point in time.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2024, we had $135.7 million in cash and cash equivalents, which included $109.5 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on our term loan due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.

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
Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2024	2023
	(In thousands)
Cash provided by (used in):
Operating activities	$193,155	$182,244	$10,911
Investing activities	(12,040)	(11,887)	(153)
Financing activities	(183,222)	(173,245)	(9,977)
Effect of exchange rate changes on cash	996	7,457	(6,461)
Increase (decrease) in cash and cash equivalents	$(1,111)	$4,569	(5,680)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $193.2 million during the six months ended March 31, 2024 from $182.2 million during the six months ended March 31, 2023. The $10.9 million increase was attributable to a $51.7 million increase in net income and a $10.0 million increase in non-cash items, partially offset by a $50.8 million decrease due to the timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities was $12.0 million for the six months ended March 31, 2024, compared with $11.9 million for the six months ended March 31, 2023.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $183.2 million for the six months ended March 31, 2024 from $173.2 million for the six months ended March 31, 2023. The $10.0 million increase was primarily attributable to a $60.1 million increase in taxes paid related to net share settlement of equity awards and a $59.2 million increase in repurchases of common stock, partially offset by a $111.0 million increase in proceeds, net of payments, from our revolving line of credit and term loan.
Repurchases of Common Stock
In January 2024, our Board of Directors approved a new stock repurchase program replacing our previously authorized October 2022 stock repurchase program, which was terminated prior to its expiration. The current program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. This program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As of March 31, 2024, we had $366.7 million remaining under our current stock repurchase program. We expended $179.5 million and $116.3 million during the quarters ended March 31, 2024 and 2023, respectively, and $251.3 million and $191.3 million during the six months ended March 31, 2024 and 2023, respectively, under our current and previously authorized stock repurchase programs.

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
As of March 31, 2024, we had $488.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.673%, and $266.3 million in outstanding balance of the term loan at an interest rate of 6.674%. We were in compliance with all financial covenants under this credit agreement as of March 31, 2024.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of March 31, 2024, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2024 and September 30, 2023:

	March 31, 2024			September 30, 2023
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$135,667	$135,667	3.20%	$136,778	$136,778	3.05%
On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	400,000	395,000	400,000	386,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	837,000	900,000	803,250
Total	$1,300,000	$1,232,000	$1,300,000	$1,189,250
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of March 31, 2024, we had $488.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.673%, and $266.3 million in outstanding balance of the term loan at an interest rate of 6.674%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2024 and September 30, 2023:

	March 31, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	9,000	$9,718	$—
Buy foreign currency:
British pound (GBP)	GBP	9,670	$12,200	$—
Singapore dollar (SGD)	SGD	10,487	$7,800	$—

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	$—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	$—
Singapore dollar (SGD)	SGD	8,569	$6,300	$—
The foreign currency forward contracts were entered into on March 31, 2024 and September 30, 2023; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 through January 31, 2024	42,512	$1,182.34	41,500	$496,990,469
February 1, 2024 through February 29, 2024	50,154	$1,277.94	50,000	$433,093,756
March 1, 2024 through March 31, 2024	52,830	$1,266.00	52,443	$366,691,341
	145,496	$1,245.67	143,943	$366,691,341

(1)Includes 1,553 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2024.
(2)In January 2024, our Board of Directors approved a new stock repurchase program replacing our previously authorized October 2022 stock repurchase program, which was terminated prior to its expiration. The current program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. This program remains in effect until the total authorized amount is expended or until further action by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

FAIR ISAAC CORPORATION

DATE:	April 25, 2024

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 25, 2024

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)