Form 10-Q
period 2024-06-30
FAIR ISAAC CORP
filed 2024-07-31
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
The number of shares of common stock outstanding on July 17, 2024 was 24,518,533 (excluding 64,338,250 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	September 30, 2023
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$156,043	$136,778
Accounts receivable, net	437,637	387,947
Prepaid expenses and other current assets	37,455	31,723
Total current assets	631,135	556,448
Marketable securities	42,779	33,014
Other investments	1,255	1,223
Property and equipment, net	34,128	10,966
Operating lease right-of-use assets	26,087	25,703
Goodwill	776,714	773,327
Intangible assets, net	92	917
Deferred income taxes	78,227	59,136
Other assets	118,414	114,547
Total assets	$1,708,831	$1,575,281
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$22,489	$19,009
Accrued compensation and employee benefits	92,731	102,471
Other accrued liabilities	57,737	59,478
Deferred revenue	149,259	136,730
Current maturities on debt	15,000	50,000
Total current liabilities	337,216	367,688
Long-term debt	2,104,943	1,811,658
Operating lease liabilities	18,420	23,903
Other liabilities	77,558	60,022
Total liabilities	2,538,137	2,263,271
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,564 and 24,770 shares outstanding at June 30, 2024 and September 30, 2023, respectively)	246	248
Additional paid-in-capital	1,320,717	1,350,713
Treasury stock, at cost (64,293 and 64,087 shares at June 30, 2024 and September 30, 2023, respectively)	(5,813,751)	(5,324,865)
Retained earnings	3,765,179	3,388,059
Accumulated other comprehensive loss	(101,697)	(102,145)
Total stockholders’ deficit	(829,306)	(687,990)
Total liabilities and stockholders’ deficit	$1,708,831	$1,575,281
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$183,785	$172,059	$529,633	$471,203
Professional services	22,614	24,851	63,637	74,348
Scores	241,450	201,778	670,447	578,273
Total revenues	447,849	398,688	1,263,717	1,123,824
Operating expenses:
Cost of revenues	88,225	71,846	258,632	228,221
Research and development	44,217	41,455	127,732	118,354
Selling, general and administrative	124,881	108,081	340,077	301,234
Amortization of intangible assets	275	275	825	825
Gain on product line asset sale	—	—	—	(1,941)
Total operating expenses	257,598	221,657	727,266	646,693
Operating income	190,251	177,031	536,451	477,131
Interest expense, net	(26,868)	(24,545)	(77,123)	(71,242)
Other income, net	3,935	5,301	11,314	7,270
Income before income taxes	167,318	157,787	470,642	413,159
Provision for income taxes	41,062	29,029	93,522	85,208
Net income	126,256	128,758	377,120	327,951
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,098)	5,072	448	30,005
Comprehensive income	$122,158	$133,830	$377,568	$357,956
Earnings per share:
Basic	$5.12	$5.16	$15.24	$13.10
Diluted	$5.05	$5.08	$15.01	$12.91
Shares used in computing earnings per share:
Basic	24,646	24,959	24,743	25,040
Diluted	25,015	25,337	25,129	25,399

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2024	24,753	$248	$1,281,577	$(5,558,809)	$3,638,923	$(97,599)	$(735,660)
Share-based compensation	—	—	42,435	—	—	—	42,435
Issuance of treasury stock under employee stock plans	7	—	(3,295)	601	—	—	(2,694)
Repurchases of common stock	(196)	(2)	—	(255,543)	—	—	(255,545)
Net income	—	—	—	—	126,256	—	126,256
Foreign currency translation adjustments	—	—	—	—	—	(4,098)	(4,098)
Balance at June 30, 2024	24,564	$246	$1,320,717	$(5,813,751)	$3,765,179	$(101,697)	$(829,306)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2023	25,016	$250	$1,281,270	$(5,110,421)	$3,157,877	$(99,769)	$(770,793)
Share-based compensation	—	—	32,995	—	—	—	32,995
Issuance of treasury stock under employee stock plans	6	—	(1,875)	502	—	—	(1,373)
Repurchases of common stock	(130)	(1)	—	(98,634)	—	—	(98,635)
Net income	—	—	—	—	128,758	—	128,758
Foreign currency translation adjustments	—	—	—	—	—	5,072	5,072
Balance at June 30, 2023	24,892	$249	$1,312,390	$(5,208,553)	$3,286,635	$(94,697)	$(703,976)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2023	24,770	$248	$1,350,713	$(5,324,865)	$3,388,059	$(102,145)	$(687,990)
Share-based compensation	—	—	109,457	—	—	—	109,457
Issuance of treasury stock under employee stock plans	212	2	(139,453)	17,908	—	—	(121,543)
Repurchases of common stock	(418)	(4)	—	(506,794)	—	—	(506,798)
Net income	—	—	—	—	377,120	—	377,120
Foreign currency translation adjustments	—	—	—	—	—	448	448
Balance at June 30, 2024	24,564	$246	$1,320,717	$(5,813,751)	$3,765,179	$(101,697)	$(829,306)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2022	25,154	$252	$1,299,588	$(4,935,769)	$2,958,684	$(124,702)	$(801,947)
Share-based compensation	—	—	89,750	—	—	—	89,750
Issuance of treasury stock under employee stock plans	218	2	(76,948)	17,117	—	—	(59,829)
Repurchases of common stock	(480)	(5)	—	(289,901)	—	—	(289,906)
Net income	—	—	—	—	327,951	—	327,951
Foreign currency translation adjustments	—	—	—	—	—	30,005	30,005
Balance at June 30, 2023	24,892	$249	$1,312,390	$(5,208,553)	$3,286,635	$(94,697)	$(703,976)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$377,120	$327,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,012	11,642
Share-based compensation	109,457	89,750
Deferred income taxes	(19,013)	(37,795)
Net gain on marketable securities	(7,760)	(3,854)
Non-cash operating lease costs	9,686	11,215
Provision for doubtful accounts	1,256	1,106
Gain on product line asset sale	—	(1,941)
Net loss on sales and abandonment of property and equipment	428	555
Changes in operating assets and liabilities:
Accounts receivable	(47,683)	(65,005)
Prepaid expenses and other assets	(14,254)	(1,487)
Accounts payable	3,432	(62)
Accrued compensation and employee benefits	(9,699)	(14,931)
Other liabilities	(18,542)	(20,242)
Deferred revenue	12,046	7,964
Net cash provided by operating activities	406,486	304,866
Cash flows from investing activities:
Purchases of property and equipment	(7,130)	(3,169)
Capitalized internal-use software costs	(11,298)	—
Proceeds from sales of marketable securities	15,855	4,969
Purchases of marketable securities	(17,861)	(8,648)
Cash transferred, net of proceeds, from product line asset sale	—	(6,126)
Net cash used in investing activities	(20,434)	(12,974)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	795,000	339,000
Payments on revolving line of credit and term loans	(538,250)	(265,250)
Payments on debt issuance costs	(706)	—
Payments on finance leases	(1,311)	—
Proceeds from issuance of treasury stock under employee stock plans	15,680	15,615
Taxes paid related to net share settlement of equity awards	(137,223)	(75,443)
Repurchases of common stock	(498,171)	(285,158)
Net cash used in financing activities	(364,981)	(271,236)
Effect of exchange rate changes on cash	(1,806)	9,164
Increase in cash and cash equivalents	19,265	29,820
Cash and cash equivalents, beginning of period	136,778	133,202
Cash and cash equivalents, end of period	$156,043	$163,022
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $836 and $567 during the nine-month periods ended June 30, 2024 and 2023, respectively	$97,281	$107,081
Cash paid for interest	$91,708	$86,122
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$132	$53
Unsettled repurchases of common stock	$10,448	$4,748
Finance lease obligations incurred	$11,740	$—

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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of June 30, 2024 and September 30, 2023.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2024 and September 30, 2023.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of June 30, 2024 and September 30, 2023.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2024 and September 30, 2023:

June 30, 2024	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2024
	(In thousands)
Assets:
Cash equivalents (1)	$34,569	$34,569
Marketable securities (2)	42,779	42,779
Total	$77,348	$77,348

September 30, 2023	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2023
	(In thousands)
Assets:
Cash equivalents (1)	$23,621	$23,621
Marketable securities (2)	33,014	33,014
Total	$56,635	$56,635

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at June 30, 2024 and September 30, 2023. Not included in these tables are cash deposits of $121.5 million and $113.2 million at June 30, 2024 and September 30, 2023, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at June 30, 2024 and September 30, 2023.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and nine-month periods ended June 30, 2024 and 2023.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2024 and September 30, 2023:

	June 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,900	$8,447	$—
Buy foreign currency:
British pound (GBP)	GBP	8,764	$11,100	$—
Singapore dollar (SGD)	SGD	5,688	$4,200	$—

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	$—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	$—
Singapore dollar (SGD)	SGD	8,569	$6,300	$—
The foreign currency forward contracts were entered into on June 30, 2024 and September 30, 2023; therefore, their fair value was $0 on each of these dates.
Gains on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Gains on foreign currency forward contracts	$25	$494	$386	$2,107

4. Goodwill
The following table summarizes changes to goodwill during the nine months ended June 30, 2024, both in total and as allocated to our segments. As of June 30, 2024, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2023	$146,648	$626,679	$773,327
Foreign currency translation adjustment	—	3,387	3,387
Balance at June 30, 2024	$146,648	$630,066	$776,714

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
	(In thousands)
Property and equipment, net:
Property and equipment	$102,302	$98,967
Internal-use software	11,298	—
Less: accumulated depreciation and amortization	(79,472)	(88,001)
Total	$34,128	$10,966

Other accrued liabilities:
Interest payable	$7,343	$20,770
Current operating leases	13,055	16,336
Other	37,339	22,372
Total	$57,737	$59,478
6. Debt
The following table represents our debt at carrying value at June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
	(In thousands)
Current maturities on debt:
Revolving line of credit	$—	$35,000
The $300 Million Term Loan	15,000	15,000
Current maturities on debt	15,000	50,000
Long-term debt:
Revolving line of credit	118,000	265,000
The $300 Million Term Loan	247,500	258,750
The $450 Million Term Loan	450,000	—
The 2018 Senior Notes	400,000	400,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
Less: debt issuance costs	(10,557)	(12,092)
Long-term debt	2,104,943	1,811,658
Total debt	$2,119,943	$1,861,658

Revolving Line of Credit and Term Loans
We have a $600 million unsecured revolving line of credit and a $300 million unsecured term loan (the “$300 Million Term Loan”) with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and the $300 Million Term Loan can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The $300 Million Term Loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. Interest rates on amounts borrowed under the revolving line of credit and the $300 Million Term Loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term Secured Overnight Financing Rate (“SOFR”) rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and the $300 Million Term Loan contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
On June 13, 2024, we amended our credit agreement to provide for the issuance of a new $450 million unsecured term loan (the “$450 Million Term Loan”) with a syndicate of banks, increasing the total capacity of the credit agreement to $1.35 billion. The $450 Million Term Loan is subject to the same interest rate provisions and covenants as the revolving line of credit and the $300 Million Term Loan, and matures on August 19, 2026. We have no obligation to make scheduled principal payments on the $450 Million Term Loan prior to the maturity date, but may prepay the $450 Million Term Loan, without premium or penalty, in whole or in part.
As of June 30, 2024, we had $118.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.688%, $262.5 million in outstanding balance of the $300 Million Term Loan at an interest rate of 6.688%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 6.697%. We were in compliance with all financial covenants under the credit agreement as of June 30, 2024.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of June 30, 2024.
The following table presents the face values and fair values for the Senior Notes at June 30, 2024 and September 30, 2023:

	June 30, 2024		September 30, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$394,000	$400,000	$386,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	835,875	900,000	803,250
Total	$1,300,000	$1,229,875	$1,300,000	$1,189,250

7. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended June 30, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$239,319	$142,003	$381,322	85%
Europe, Middle East and Africa	1,769	44,592	46,361	10%
Asia Pacific	362	19,804	20,166	5%
Total	$241,450	$206,399	$447,849	100%

	Quarter Ended June 30, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$199,948	$145,451	$345,399	87%
Europe, Middle East and Africa	1,486	31,267	32,753	8%
Asia Pacific	344	20,192	20,536	5%
Total	$201,778	$196,910	$398,688	100%

	Nine Months Ended June 30, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$657,990	$405,859	$1,063,849	84%
Europe, Middle East and Africa	4,355	120,631	124,986	10%
Asia Pacific	8,102	66,780	74,882	6%
Total	$670,447	$593,270	$1,263,717	100%

	Nine Months Ended June 30, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$570,284	$384,545	$954,829	85%
Europe, Middle East and Africa	3,988	102,458	106,446	9%
Asia Pacific	4,001	58,548	62,549	6%
Total	$578,273	$545,551	$1,123,824	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
On-premises software	$83,775	$80,770	46%	47%	$235,944	$219,165	45%	47%
SaaS software	100,010	91,289	54%	53%	293,689	252,038	55%	53%
Total	$183,785	$172,059	100%	100%	$529,633	$471,203	100%	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
Platform software	$51,780	$40,317	28%	23%	$144,278	$109,827	27%	23%
Non-platform software	132,005	131,742	72%	77%	385,355	361,376	73%	77%
Total	$183,785	$172,059	100%	100%	$529,633	$471,203	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
Software recognized at a point in time (1)	$24,638	$25,077	13%	15%	$58,597	$56,073	11%	12%
Software recognized over contract term (2)	159,147	146,982	87%	85%	471,036	415,130	89%	88%
Total	$183,785	$172,059	100%	100%	$529,633	$471,203	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in thousands)
Business-to-business Scores	$188,754	$148,128	78%	73%	$514,704	$417,907	77%	72%
Business-to-consumer Scores	52,696	53,650	22%	27%	155,743	160,366	23%	28%
Total	$241,450	$201,778	100%	100%	$670,447	$578,273	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 47% and 42% of our total revenues in the quarters ended June 30, 2024 and 2023, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended June 30, 2024 and 2023. Revenues collectively generated by agreements with these customers accounted for 44% and 40% of our total revenues in the nine months ended June 30, 2024 and 2023, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the nine months ended June 30, 2024 and 2023. At each of June 30, 2024 and September 30, 2023, one individual customer accounted for 10% or more of total consolidated receivables.
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

Receivables at June 30, 2024 and September 30, 2023 consisted of the following:

	June 30, 2024	September 30, 2023
	(In thousands)
Billed	$275,400	$234,745
Unbilled	209,909	203,896
	485,309	438,641
Less: allowance for doubtful accounts	(6,187)	(4,978)
Net receivables	479,122	433,663
Less: long-term receivables (*)	(41,485)	(45,716)
Short-term receivables (*)	$437,637	$387,947

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Nine Months Ended June 30, 2024
(In thousands)
Deferred revenues, beginning balance (*)	$143,235
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(122,567)
Increases due to billings, excluding amounts recognized as revenue during the period	135,115
Deferred revenues, ending balance (*)	$155,783

(*) Deferred revenues at June 30, 2024 included current portion of $149.3 million and long-term portion of $6.5 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2023 included current portion of $136.7 million and long-term portion of $6.5 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $482.9 million as of June 30, 2024, approximately 50% of which we expect to recognize over the next 15 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $470.5 million as of September 30, 2023.

8. Income Taxes
Effective Tax Rate
The effective income tax rate was 24.5% and 18.4% during the quarters ended June 30, 2024 and 2023, respectively, and 19.9% and 20.6% during the nine months ended June 30, 2024 and 2023, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
A provision enacted as part of the 2022 Inflation Reduction Act imposes a 15% corporate minimum tax. The provision is effective for tax years beginning after December 31, 2022, which means that it was effective for our fiscal year beginning October 1, 2023. We do not expect any impact to our fiscal 2024 effective tax rate from the corporate minimum tax provision.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $17.1 million and $13.8 million at June 30, 2024 and September 30, 2023, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $1.7 million and $0.9 million related to unrecognized tax benefits as of June 30, 2024 and September 30, 2023, respectively.
9. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$126,256	$128,758	$377,120	$327,951
Denominator — share:
Basic weighted-average shares	24,646	24,959	24,743	25,040
Effect of dilutive securities	369	378	386	359
Diluted weighted-average shares	25,015	25,337	25,129	25,399
Earnings per share:
Basic	$5.12	$5.16	$15.24	$13.10
Diluted	$5.05	$5.08	$15.01	$12.91
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
The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$183,785	$—	$183,785
Professional services	—	22,614	—	22,614
Scores	241,450	—	—	241,450
Total segment revenues	241,450	206,399	—	447,849
Segment operating expense	(28,461)	(136,059)	(50,368)	(214,888)
Segment operating income	$212,989	$70,340	$(50,368)	232,961
Unallocated share-based compensation expense				(42,435)
Unallocated amortization expense				(275)
Operating income				190,251
Unallocated interest expense, net				(26,868)
Unallocated other income, net				3,935
Income before income taxes				$167,318
Depreciation and amortization	$129	$2,553	$18	$2,700

	Quarter Ended June 30, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$172,059	$—	$172,059
Professional services	—	24,851	—	24,851
Scores	201,778	—	—	201,778
Total segment revenues	201,778	196,910	—	398,688
Segment operating expense	(24,779)	(121,261)	(42,347)	(188,387)
Segment operating income	$176,999	$75,649	$(42,347)	210,301
Unallocated share-based compensation expense				(32,995)
Unallocated amortization expense				(275)
Operating income				177,031
Unallocated interest expense, net				(24,545)
Unallocated other income, net				5,301
Income before income taxes				$157,787
Depreciation and amortization	$107	$2,093	$16	$2,216

	Nine Months Ended June 30, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$529,633	$—	$529,633
Professional services	—	63,637	—	63,637
Scores	670,447	—	—	670,447
Total segment revenues	670,447	593,270	—	1,263,717
Segment operating expense	(76,596)	(403,646)	(136,742)	(616,984)
Segment operating income	$593,851	$189,624	$(136,742)	646,733
Unallocated share-based compensation expense				(109,457)
Unallocated amortization expense				(825)
Operating income				536,451
Unallocated interest expense, net				(77,123)
Unallocated other income, net				11,314
Income before income taxes				$470,642
Depreciation and amortization	$317	$6,250	$46	$6,613

	Nine Months Ended June 30, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$471,203	$—	$471,203
Professional services	—	74,348	—	74,348
Scores	578,273	—	—	578,273
Total segment revenues	578,273	545,551	—	1,123,824
Segment operating expense	(69,177)	(369,270)	(119,612)	(558,059)
Segment operating income	$509,096	$176,281	$(119,612)	565,765
Unallocated share-based compensation expense				(89,750)
Unallocated amortization expense				(825)
Unallocated gain on product line asset sale				1,941
Operating income				477,131
Unallocated interest expense, net				(71,242)
Unallocated other income, net				7,270
Income before income taxes				$413,159
Depreciation and amortization	$396	$7,790	$58	$8,244

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

12. Subsequent Events
In July 2024, our Board of Directors approved a new stock repurchase program, replacing our previously authorized January 2024 stock repurchase program, which was terminated prior to its expiration. The new program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The new stock repurchase program became effective on July 29, 2024, and remains in effect until the total authorized amount is expended or until further action by our Board of Directors.

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

Highlights from the quarter and nine months ended June 30, 2024
•Total revenues were $447.8 million during the quarter ended June 30, 2024, a 12% increase from the quarter ended June 30, 2023, and $1.3 billion during the nine months ended June 30, 2024, a 12% increase from the nine months ended June 30, 2023.
•Revenues for our Scores segment were $241.5 million during the quarter ended June 30, 2024, a 20% increase from the quarter ended June 30, 2023, and $670.4 million during the nine months ended June 30, 2024, a 16% increase from the nine months ended June 30, 2023.
•Annual Recurring Revenue for our Software segment as of June 30, 2024 was $709.6 million, a 10% increase from June 30, 2023.
•Dollar-Based Net Retention Rate for our Software segment was 108% as of June 30, 2024.
•Operating income was $190.3 million during the quarter ended June 30, 2024, a 7% increase from the quarter ended June 30, 2023, and $536.5 million during the nine months ended June 30, 2024, a 12% increase from the nine months ended June 30, 2023.
•Net income was $126.3 million during the quarter ended June 30, 2024, a 2% decrease from the quarter ended June 30, 2023, and $377.1 million during the nine months ended June 30, 2024, a 15% increase from the nine months ended June 30, 2023.
•Diluted EPS was $5.05 during the quarter ended June 30, 2024, a 1% decrease from the quarter ended June 30, 2023, and $15.01 during the nine months ended June 30, 2024, a 16% increase from the nine months ended June 30, 2023.
•Cash flows from operating activities were $406.5 million during the nine months ended June 30, 2024, compared with $304.9 million during the nine months ended June 30, 2023.
•Cash and cash equivalents were $156.0 million as of June 30, 2024, compared with $136.8 million as of September 30, 2023.
•Total debt balance was $2.1 billion as of June 30, 2024, compared with $1.9 billion as of September 30, 2023.
•Total share repurchases during the quarter ended June 30, 2024 were $255.5 million, compared with $98.6 million during the quarter ended June 30, 2023, and during the nine months ended June 30, 2024 were $506.8 million, compared with $289.9 million during the nine months ended June 30, 2023.
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

The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023 *
	(In millions)
Total on-premises and SaaS software	$27.5	$21.1	$62.6	$65.9

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the amount above excludes this product line for the nine months ended June 30, 2023.
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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
ARR (*)	(In millions)
Platform	$113.1	$132.8	$152.5	$164.1	$173.2	$190.3	$201.4	$215.1
Non-platform	437.0	450.1	461.0	481.8	496.2	497.4	495.6	494.5
Total	$550.1	$582.9	$613.5	$645.9	$669.4	$687.7	$697.0	$709.6

Percentage
Platform	21%	23%	25%	25%	26%	28%	29%	30%
Non-platform	79%	77%	75%	75%	74%	72%	71%	70%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	54%	46%	60%	53%	53%	43%	32%	31%
Non-platform	2%	4%	7%	11%	14%	11%	8%	3%
Total	10%	11%	17%	20%	22%	18%	14%	10%

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the amounts and percentages above exclude this product line at September 30, 2022 and December 31, 2022.

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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
DBNRR (*)
Platform	129%	130%	146%	142%	145%	136%	126%	124%
Non-platform	101%	103%	105%	109%	111%	108%	106%	101%
Total	109%	110%	114%	117%	120%	114%	112%	108%

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the percentages above exclude this product line at September 30, 2022 and December 31, 2022.

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
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023	2024	2023
	(In thousands)				(In thousands)
Scores	$241,450	$201,778	54%	51%	$39,672	20%
Software	206,399	196,910	46%	49%	9,489	5%
Total	$447,849	$398,688	100%	100%	49,161	12%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023	2024	2023
	(In thousands)				(In thousands)
Scores	$670,447	$578,273	53%	51%	$92,174	16%
Software	593,270	545,551	47%	49%	47,719	9%
Total	$1,263,717	$1,123,824	100%	100%	139,893	12%

Quarter Ended June 30, 2024 Compared to Quarter Ended June 30, 2023
Scores
Scores segment revenues increased $39.7 million due to an increase of $40.6 million in our business-to-business scores revenue, partially offset by a decrease of $0.9 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume of mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023
	(In thousands)		(In thousands)
On-premises and SaaS software	$183,785	$172,059	$11,726	7%
Professional services	22,614	24,851	(2,237)	(9)%
Total	$206,399	$196,910	9,489	5%
Software segment revenues increased $9.5 million due to an $11.7 million increase in our on-premises and SaaS software revenue, partially offset by a $2.2 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
Scores
Scores segment revenues increased $92.2 million due to an increase of $96.8 million in our business-to-business scores revenue, partially offset by a decrease of $4.6 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume of mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023
	(In thousands)		(In thousands)
On-premises and SaaS software	$529,633	$471,203	$58,430	12%
Professional services	63,637	74,348	(10,711)	(14)%
Total	$593,270	$545,551	47,719	9%
Software segment revenues increased $47.7 million due to a $58.4 million increase in our on-premises and SaaS software revenue, partially offset by a $10.7 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2024 and 2023:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2024	2023	2024	2023
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$447,849	$398,688	100%	100%	$49,161	12%
Operating expenses:
Cost of revenues	88,225	71,846	20%	18%	16,379	23%
Research and development	44,217	41,455	10%	11%	2,762	7%
Selling, general and administrative	124,881	108,081	28%	27%	16,800	16%
Amortization of intangible assets	275	275	—%	—%	—	—%
Total operating expenses	257,598	221,657	58%	56%	35,941	16%
Operating income	190,251	177,031	42%	44%	13,220	7%
Interest expense, net	(26,868)	(24,545)	(6)%	(6)%	(2,323)	9%
Other income, net	3,935	5,301	1%	2%	(1,366)	(26)%
Income before income taxes	167,318	157,787	37%	40%	9,531	6%
Provision for income taxes	41,062	29,029	9%	8%	12,033	41%
Net income	$126,256	$128,758	28%	32%	(2,502)	(2)%
Number of employees at quarter end	3,588	3,437			151	4%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2024	2023	2024	2023
	(In thousands)				(In thousands)
Revenues	$1,263,717	$1,123,824	100%	100%	$139,893	12%
Operating expenses:
Cost of revenues	258,632	228,221	21%	20%	30,411	13%
Research and development	127,732	118,354	10%	11%	9,378	8%
Selling, general and administrative	340,077	301,234	27%	27%	38,843	13%
Amortization of intangible assets	825	825	—%	—%	—	—%
Gain on product line asset sale	—	(1,941)	—%	—%	1,941	(100)%
Total operating expenses	727,266	646,693	58%	58%	80,573	12%
Operating income	536,451	477,131	42%	42%	59,320	12%
Interest expense, net	(77,123)	(71,242)	(6)%	(6)%	(5,881)	8%
Other income, net	11,314	7,270	1%	1%	4,044	56%
Income before income taxes	470,642	413,159	37%	37%	57,483	14%
Provision for income taxes	93,522	85,208	7%	8%	8,314	10%
Net income	$377,120	$327,951	30%	29%	49,169	15%

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
The quarter-over-prior year quarter increase in cost of revenues of $16.4 million was primarily attributable to an $11.1 million increase in infrastructure and facilities costs, a $3.8 million increase in personnel and labor costs, and a $1.1 million increase in outside services costs. The increase in infrastructure and facilities costs was primarily attributable to a prior-year quarter one-time reimbursement from a third-party data center provider for implementation costs previously incurred. The increase in personnel and labor costs was primarily attributable to increased incentive expense and increased headcount. The increase in outside services costs was primarily attributable to increased consulting expenses. Cost of revenues as a percentage of revenues increased to 20% during the quarter ended June 30, 2024 from 18% during the quarter ended June 30, 2023, primarily due to the increase in infrastructure and facilities costs, partially offset by increased sales of our higher-margin Scores products.
The year-to-date period-over-period increase in cost of revenues of $30.4 million was primarily attributable to a $14.9 million increase in infrastructure and facilities costs, a $9.9 million increase in personnel and labor costs, a $3.5 million increase in direct materials costs, and a $2.1 million increase in outside services costs. The increase in infrastructure and facilities costs was primarily attributable to a prior-year period one-time reimbursement from a third-party data center provider for implementation costs previously incurred. The increase in personnel and labor costs was primarily attributable to increased headcount and increased share-based compensation expense. The increase in direct materials costs was primarily attributable to increased telecommunications expenses to support FICO® Customer Communications Services revenue. The increase in outside services costs was primarily attributable to increased consulting expenses. Cost of revenues as a percentage of revenues increased to 21% during the nine months ended June 30, 2024 from 20% during the nine months ended June 30, 2023, primarily due to the increase in infrastructure and facilities costs, partially offset by increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $2.8 million was primarily attributable to increased third-party data center hosting costs and an increase in personnel and labor costs as a result of increased incentive expense. Research and development expenses as a percentage of revenues decreased to 10% during the quarter ended June 30, 2024 from 11% during the quarter ended June 30, 2023.
The year-to-date period-over-period increase in research and development expenses of $9.4 million was primarily attributable to an increase in personnel and labor costs, as a result of increased share-based compensation expense, headcount, and incentive expense, and increased third-party data center hosting costs. Research and development expenses as a percentage of revenues decreased to 10% during the nine months ended June 30, 2024 from 11% during the nine months ended June 30, 2023.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $16.8 million was primarily attributable to a $12.3 million increase in personnel and labor costs, a $2.7 million increase in outside services costs, and a $1.6 million increase in advertising and other promotional expenses. The increase in personnel and labor costs was primarily attributable to increased share-based compensation expense, increased headcount, and increased incentive expense. The increase in outside services costs was primarily attributable to increased legal and consulting expenses. The increase in advertising and other promotional expenses was primarily attributable to increased costs for corporate events. Selling, general and administrative expenses as a percentage of revenues increased to 28% during the quarter ended June 30, 2024 from 27% during the quarter ended June 30, 2023.

The year-to-date period-over-period increase in selling, general and administrative expenses of $38.8 million was primarily attributable to a $29.5 million increase in personnel and labor costs, a $3.0 million increase in outside services costs, a $2.6 million increase in advertising and other promotional expenses, a $2.5 million increase in travel costs, and a $2.0 million increase in infrastructure and facilities costs. The increase in personnel and labor costs was primarily attributable to increased share-based compensation expense, increased headcount, increased fringe benefit costs related to our supplemental retirement and savings plan, and increased incentive expense. The increase in outside services costs was primarily attributable to increased legal expenses. The increase in advertising and other promotional expenses was primarily attributable to increased costs for corporate events. The increase in travel costs was primarily attributable to promotional events. The increase in infrastructure and facilities costs was primarily attributable to the impact of a favorable adjustment in the prior-year period from the termination of an office lease. Selling, general and administrative expenses as a percentage of revenues remained consistent at 27% during each of the nine months ended June 30, 2024 and 2023.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are amortized using the straight-line method over five years.
Amortization expense was $0.3 million during each of the quarters ended June 30, 2024 and 2023.
Amortization expense was $0.8 million during each of the nine months ended June 30, 2024 and 2023.
Gain on Product Line Asset Sale
The $1.9 million gain on product line asset sale during the nine months ended June 30, 2023 was attributable to the sale of certain assets related to our Siron compliance business.
Interest Expense, Net
Interest expense includes interest on the senior notes issued in December 2021, December 2019 and May 2018, as well as interest and credit agreement fees on the revolving line of credit and term loans. On our condensed consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter-over-prior year quarter increase in interest expense of $2.3 million was primarily attributable to a higher average interest rate and higher average outstanding balance of borrowings under our credit agreement during the quarter ended June 30, 2024.
The year-to-date period-over-period increase in interest expense of $5.9 million was primarily attributable to a higher average interest rate and higher average outstanding balance of borrowings under our credit agreement during the nine months ended June 30, 2024.
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
The quarter-over-prior year quarter decrease in other income, net of $1.4 million was primarily attributable to a decrease in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan.
The year-to-date period-over-period increase in other income, net of $4.0 million was primarily attributable to an increase in net realized and unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan and a decrease in foreign currency exchange losses.

Provision for Income Taxes
The effective income tax rate was 24.5% and 18.4% during the quarters ended June 30, 2024 and 2023, respectively, and 19.9% and 20.6% during the nine months ended June 30, 2024 and 2023, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the quarter ended June 30, 2023 was favorably impacted by the release of the valuation allowance previously established for our California state research and development tax credits.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine-month periods ended June 30, 2024 and 2023.

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023
	(In thousands)		(In thousands)
Scores	$212,989	$176,999	$35,990	20%
Software	70,340	75,649	(5,309)	(7)%
Unallocated corporate expenses	(50,368)	(42,347)	(8,021)	19%
Total segment operating income	232,961	210,301	22,660	11%
Unallocated share-based compensation	(42,435)	(32,995)	(9,440)	29%
Unallocated amortization expense	(275)	(275)	—	—%
Operating income	$190,251	$177,031	13,220	7%

	Scores				Software
	Quarter Ended June 30,		Percentage of Revenues		Quarter Ended June 30,		Percentage of Revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(In thousands)				(In thousands)
Segment revenues	$241,450	$201,778	100%	100%	$206,399	$196,910	100%	100%
Segment operating expense	(28,461)	(24,779)	(12)%	(12)%	(136,059)	(121,261)	(66)%	(62)%
Segment operating income	$212,989	$176,999	88%	88%	$70,340	$75,649	34%	38%
The quarter-over-prior year quarter increase in operating income of $13.2 million was attributable to a $49.2 million increase in segment revenues, partially offset by an $18.5 million increase in segment operating expenses, a $9.4 million increase in share-based compensation cost, and an $8.0 million increase in corporate expenses.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $22.7 million was the result of a $36.0 million increase in our Scores segment operating income, partially offset by an $8.0 million increase in corporate expenses and a $5.3 million decrease in our Software segment operating income.
The quarter-over-prior year quarter increase in Scores segment operating income of $36.0 million was due to a $39.7 million increase in segment revenue, partially offset by a $3.7 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with the quarter ended June 30, 2023.
The quarter-over-prior year quarter decrease in Software segment operating income of $5.3 million was due to a $14.8 million increase in segment operating expenses, partially offset by a $9.5 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Software decreased to 34% from 38%, primarily attributable to a prior-year quarter one-time reimbursement from a third-party data center provider for implementation costs previously incurred.

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023
	(In thousands)		(In thousands)
Scores	$593,851	$509,096	$84,755	17%
Software	189,624	176,281	13,343	8%
Unallocated corporate expenses	(136,742)	(119,612)	(17,130)	14%
Total segment operating income	646,733	565,765	80,968	14%
Unallocated share-based compensation	(109,457)	(89,750)	(19,707)	22%
Unallocated amortization expense	(825)	(825)	—	—%
Unallocated gain on product line asset sale	—	1,941	(1,941)	(100)%
Operating income	$536,451	$477,131	59,320	12%

	Scores				Software
	Nine Months Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(In thousands)				(In thousands)
Segment revenues	$670,447	$578,273	100%	100%	$593,270	$545,551	100%	100%
Segment operating expense	(76,596)	(69,177)	(11)%	(12)%	(403,646)	(369,270)	(68)%	(68)%
Segment operating income	$593,851	$509,096	89%	88%	$189,624	$176,281	32%	32%
The year-to-date period-over-period increase of $59.3 million in operating income was primarily attributable to a $139.9 million increase in segment revenues, partially offset by a $41.8 million increase in segment operating expenses, a $19.7 million increase in share-based compensation cost, and a $17.1 million increase in corporate expenses.
At the segment level, the year-to-date period-over-period increase of $81.0 million in segment operating income was the result of an $84.8 million increase in our Scores segment operating income and a $13.3 million increase in our Software segment operating income, partially offset by a $17.1 million increase in corporate expenses.
The year-to-date period-over-period $84.8 million increase in Scores segment operating income was attributable to a $92.2 million increase in segment revenue, partially offset by a $7.4 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 89% from 88%.
The year-to-date period-over-period $13.3 million increase in Software segment operating income was attributable to a $47.7 million increase in segment revenue, partially offset by a $34.4 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software was 32%, consistent with the nine months ended June 30, 2023.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2024, we had $156.0 million in cash and cash equivalents, which included $120.8 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on the $300 Million Term Loan due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.

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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2024	2023
	(In thousands)
Cash provided by (used in):
Operating activities	$406,486	$304,866	$101,620
Investing activities	(20,434)	(12,974)	(7,460)
Financing activities	(364,981)	(271,236)	(93,745)
Effect of exchange rate changes on cash	(1,806)	9,164	(10,970)
Increase in cash and cash equivalents	$19,265	$29,820	(10,555)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $406.5 million during the nine months ended June 30, 2024 from $304.9 million during the nine months ended June 30, 2023. The $101.6 million increase was attributable to a $49.2 million increase in net income, a $33.4 million increase in non-cash items, and a $19.0 million increase due to the timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $20.4 million for the nine months ended June 30, 2024 from $13.0 million for the nine months ended June 30, 2023. The $7.5 million increase was primarily attributable to an $11.3 million increase in capitalized internal-use software costs and a $4.0 million increase in purchases of property and equipment, partially offset by a $6.1 million decrease in cash transferred, net of proceeds, from a product line asset sale.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $365.0 million for the nine months ended June 30, 2024 from $271.2 million for the nine months ended June 30, 2023. The $93.7 million increase was primarily attributable to a $213.0 million increase in repurchases of common stock and a $61.8 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $183.0 million increase in proceeds, net of payments, from our revolving line of credit and term loans.
Repurchases of Common Stock
In January 2024, our Board of Directors approved a stock repurchase program (the “January 2024 program”), replacing our previously authorized October 2022 stock repurchase program, which was terminated prior to its expiration. The January 2024 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. As of June 30, 2024, we had $113.6 million remaining under the January 2024 program. We expended $255.5 million and $98.6 million during the quarters ended June 30, 2024 and 2023, respectively, and $506.8 million and $289.9 million during the nine months ended June 30, 2024 and 2023, respectively, under the January 2024 program and previously authorized stock repurchase programs, as applicable.

In July 2024, our Board of Directors approved a new stock repurchase program, replacing the January 2024 program, which was terminated prior to its expiration and under which $29.6 million was remaining for repurchase at the time of termination. The new program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The new stock repurchase program became effective on July 29, 2024, and remains in effect until the total authorized amount is expended or until further action by our Board of Directors.
Revolving Line of Credit and Term Loans
We have a $600 million unsecured revolving line of credit and a $300 million unsecured term loan (the “$300 Million Term Loan”) with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and the $300 Million Term Loan can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The $300 Million Term Loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. Interest rates on amounts borrowed under the revolving line of credit and the $300 Million Term Loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term Secured Overnight Financing Rate (“SOFR”) rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and the $300 Million Term Loan contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
On June 13, 2024, we amended our credit agreement to provide for the issuance of a new $450 million unsecured term loan (the “$450 Million Term Loan”) with a syndicate of banks, increasing the total capacity of the credit agreement to $1.35 billion. The $450 Million Term Loan is subject to the same interest rate provisions and covenants as the revolving line of credit and the $300 Million Term Loan, and matures on August 19, 2026. We have no obligation to make scheduled principal payments on the $450 Million Term Loan prior to the maturity date, but may prepay the $450 Million Term Loan, without premium or penalty, in whole or in part.
As of June 30, 2024, we had $118.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.688%, $262.5 million in outstanding balance of the $300 Million Term Loan at an interest rate of 6.688%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 6.697%. We were in compliance with all financial covenants under the credit agreement as of June 30, 2024.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of June 30, 2024, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2024 and September 30, 2023:

	June 30, 2024			September 30, 2023
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$156,043	$156,043	3.18%	$136,778	$136,778	3.05%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at June 30, 2024 and September 30, 2023:

	June 30, 2024		September 30, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$394,000	$400,000	$386,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	835,875	900,000	803,250
Total	$1,300,000	$1,229,875	$1,300,000	$1,189,250
We have interest rate risk with respect to our unsecured revolving line of credit and term loans. Interest rates on amounts borrowed under the revolving line of credit and term loans are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR rate plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR rate plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of June 30, 2024, we had $118.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.688%, $262.5 million in outstanding balance of the $300 Million Term Loan at an interest rate of 6.688%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 6.697%.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2024 and September 30, 2023:

	June 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,900	$8,447	$—
Buy foreign currency:
British pound (GBP)	GBP	8,764	$11,100	$—
Singapore dollar (SGD)	SGD	5,688	$4,200	$—

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	$—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	$—
Singapore dollar (SGD)	SGD	8,569	$6,300	$—
The foreign currency forward contracts were entered into on June 30, 2024 and September 30, 2023; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2024 through April 30, 2024	61,952	$1,200.53	60,882	$293,538,378
May 1, 2024 through May 31, 2024	102,274	$1,311.45	100,671	$161,561,667
June 1, 2024 through June 30, 2024	34,230	$1,403.31	34,181	$113,592,727
	198,456	$1,292.67	195,734	$113,592,727

(1)Includes 2,722 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2024.
(2)In January 2024, our Board of Directors approved a stock repurchase program replacing our previously authorized October 2022 program, which was terminated prior to its expiration. The January 2024 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In July 2024, our Board of Directors approved a new stock repurchase program, replacing the January 2024 stock repurchase program, which was terminated prior to its expiration. The new program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The new stock repurchase program became effective on July 29, 2024, and remains in effect until the total authorized amount is expended or until further action by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On June 4, 2024, James Wehmann, our Executive Vice President, Scores, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. This plan provides for the sale of up to 10,000 shares of our common stock in the aggregate, and terminates on the earlier of the close of market on May 30, 2025 or the date all shares are sold thereunder.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

10.1
Third Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of June 13, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2024).

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

FAIR ISAAC CORPORATION

DATE:	July 31, 2024

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 31, 2024

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)