Form 10-K
period 2024-09-30
FAIR ISAAC CORP
filed 2024-11-06
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 2024

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
As of March 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24,649,255,443 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 24, 2024 was 24,347,903 (excluding 64,508,880 shares held by the Company as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I
Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 80 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure in the United States (“U.S.”) of consumer credit risk — empowering them to increase financial literacy and manage their financial health. More information about us can be found on our website, www.fico.com. We make our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the U.S. Securities and Exchange Commission (“SEC”). References to our website address in this report do not constitute an incorporation by reference. Information on our website is not part of this report.

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
Since the introduction of the FICO® Score in the U.S. in 1989, we have regularly updated the score to take advantage of newly available data and enhanced analytics. FICO® Score 9 introduced the utilization of reported rental payment history, while also de-emphasizing medical debt and disregarding paid collections. Our most recent and most predictive scores, FICO® Score 10 and 10 T, were introduced in 2020. To increase its predictive power, FICO Score 10 T builds on FICO Score 10 but also incorporates trended credit data. Trended data considers a longer historical view, giving lenders even more insight into how individuals are managing their credit. Updated versions of our FICO Scores are generally designed to provide greater predictive accuracy than the scores they replace, and to be compatible with prior versions of the FICO Score.

In addition to the FICO® Score, we offer several other broad-based scores, including specific FICO® Industry Scores. For example, in 2021 we introduced Bankcard and Auto Industry versions of FICO® Score 10. We also develop various custom scores for our financial services clients.
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
Outside the U.S., we offer FICO® Scores for consumer loans, and in some cases for small and medium business loans. These scores are typically sold to end-users through consumer reporting agencies in those countries, as they are in the U.S. FICO Scores have been made available in over 40 countries and we have also developed client-specific versions of the FICO Score in over ten countries that we sell directly to end-user customers.
We also provide FICO® Scores to consumers in the U.S. through our B2C scoring solutions. These Scores are distributed directly by us through our myFICO.com subscription offering and indirectly through our licensed distribution partners, including Experian and certain lenders through the FICO® Score Open Access Program. Through myFICO.com and other direct-to-consumer channels, consumers can purchase their FICO Scores, including credit reports associated with the scores, explanations of the factors affecting their scores, and customized educational information on how to manage their scores. Consumers can use products to simulate how taking specific actions could affect their FICO Score. Consumers can also subscribe to credit monitoring, which delivers alerts via email and text when changes to a user’s FICO Scores or other credit report content are detected. In addition, consumers can purchase identity theft monitoring products that alert them to potential risks of identity fraud.

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
FICO provides software solutions to business customers in more than 80 countries around the world. Our software can be deployed in the cloud utilizing third-party cloud services, or on-premises using our customers’ IT infrastructure. We typically sell our software as multi-year subscriptions, with payments based on usage metrics such as the number of accounts, transactions or decisioning use cases deployed, often subject to contracted minimum payments.
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
Our goal is to move substantially all of FICO’s current software products onto FICO® Platform. For example, FICO’s industry leading rules-based decisioning engine, FICO® Blaze Advisor® decision rules management system, is now available on FICO Platform as FICO® Decision Modeler. In addition, many core capabilities of FICO’s current software products are now part of FICO Platform, enabling solutions such as Originations and Customer Management. We believe this strategy of moving our software products to FICO Platform will result in revenue growth through follow-on “land and expand” sales to existing FICO Platform customers and more sales to medium-sized businesses typically served through value-added resellers and systems integrators.
Our annual recurring revenue (“ARR”) from FICO® Platform based products was $227.0 million as of September 30, 2024, representing 31% of our total software ARR. For information about ARR, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Annual Recurring Revenue, in this Annual Report on Form 10-K.

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

Pre-Configured Solutions
FICO's pre-configured solutions optimize customer interactions in real-time, driving greater customer engagement and improving business results. They enable acquisition and growth marketing, account activation and management, omni-channel communication, risk assessment, and fraud detection and prevention. Key FICO solutions currently offered include:
•FICO® Fraud Solutions empower organizations to safeguard the business and their customers from payments fraud and application fraud. Leveraging advanced analytic capabilities on a large scale and in real-time, FICO Fraud Solutions identify fraud and enable strategies designed to prevent fraud across payment cards, money transfers, and instances where stolen or synthetic identities are exploited to open accounts. Our models are continually improved using a proprietary, global data set of transaction data contributed by more than 10,000 institutions that participate in the FICO® Falcon® Intelligence Network. Certain Fraud Solutions capabilities are available on FICO® Platform today, and we plan to make additional Fraud Solutions capabilities available on FICO Platform in the future.
•FICO® Originations Solution is an application-to-decision credit originations solution. It enables banks, credit unions, finance companies, online lenders, auto lenders, and other companies to automate and improve the processing of requests for credit. Our Originations Solution increases the speed, consistency and efficiency with which requests are handled, reducing losses, and increasing approval rates through the application of sophisticated policies and analytics that assess applicant risk and reduce the need for manual review by underwriters. Certain Originations capabilities are available on FICO® Platform today, and we plan to make additional Originations capabilities available on FICO Platform in the future.
•FICO® Customer Communication Service is an intelligent omnichannel digital communication manager for resolving customer interactions. It enables businesses to automate individualized customer dialogues with the same consistency and regulatory compliance as their human agents. With Customer Communication Service, businesses can be available 24/7 for one-way or two-way communication through any channel their consumers choose. Businesses can rapidly launch mobile alerts, messaging, virtual agents, self-service options, and other auto-resolution capabilities. It helps make the full customer journey more efficient and raises the level of data-driven digital intelligence behind lifecycle communications. Certain Customer Communication capabilities are available on FICO® Platform today, and we plan to make additional Customer Communication capabilities available on FICO Platform in the future.
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
•FICO® Implementation Services. We often sell software implementation and configuration services in conjunction with our on-premises and SaaS subscriptions, and our license sales. The FICO implementation services team leverages their deep expertise in our products and their extensive industry-specific knowledge to help our customers implement and configure FICO software rapidly and effectively.
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

MARKETS AND CUSTOMERS
Our scores and software products and services serve clients in multiple industries, including banking, insurance, retail, healthcare and public agencies. End users of our products include three-quarters of each of the largest 100 financial institutions in the U.S. and the largest 100 banks in the world. Our clients also include more than 600 insurers, including eight of the top ten U.S. property and casualty insurers; more than 300 retailers and general merchandisers; and more than 200 government or public agencies. Seven of the top ten companies on the 2024 Fortune 500 list use one or more of our solutions. In addition, our consumer solutions are marketed to more than 200 million U.S. consumers whose credit relationships are reported to the three major U.S. consumer reporting agencies.
The majority of our scores are marketed and sold through consumer reporting agencies. During fiscal 2024, 2023 and 2022, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 45%, 41% and 39% of our total revenues, respectively. We also sell our scores and credit monitoring directly to consumers through our myFICO.com on-line subscription offerings. Outside of the U.S., we sell our scores through consumer reporting agencies, other third-party distributors, and in some cases directly to large end-users.
We market our software products and services primarily through our own direct sales organization that is organized around vertical and geographic markets. Sales teams are based in our headquarters and in field offices strategically located around the world. We also market our products through indirect channels, including alliance partners and other resellers. As more capabilities are made available on FICO® Platform, we expect our sales through indirect channels to grow. We are investing significant resources to develop our indirect channel relationships.
Our largest market segment is financial services, representing 92% of our total revenue during fiscal 2024. Our largest geographic market is the Americas, representing 84% of our total revenue during fiscal 2024.

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

Scores
In our Scores segment, we compete with both outside suppliers and in-house analytics. Primary competitors among outside suppliers of scoring models are the three major consumer reporting agencies in the U.S. and Canada, which are also our partners in offering our scoring solutions, and VantageScore (a joint venture entity established by the three major U.S. consumer reporting agencies), which is selling a credit scoring product competitive with our products. Additional competitors include consumer reporting agencies outside the U.S. like CRIF Ratings, which operates in the European Union, and other data providers like LexisNexis and ChoicePoint, some of which also are our partners.
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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. As of September 30, 2024, we held 198 U.S. and 29 foreign patents, with 75 applications pending.
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

We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. As of September 30, 2024, we had 24 trademarks registered in the U.S. and select foreign countries.
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
The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA. Numerous other U.S. states have considered similar privacy laws, with many of those states having passed such laws with respective effective dates ranging from 2023 through 2026.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) with respect to the offering of consumer financial products and services and provides the Consumer Financial Protection Bureau (the “CFPB”) with enforcement authority to enforce those provisions as well as certain enumerated federal consumer financial laws. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to a covered financial institution offering consumer financial products and services. Further, the CFPB has authority to issue rules designating non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act, which the CFPB has done for several markets including the consumer reporting market. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. In addition, the laws and regulations issued by U.S. and foreign regulators of some of our largest financial institution customers may require them to flow down certain contractual obligations, exercise greater oversight, and perform more rigorous audits of their key service providers such as us.
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
There has been an increased focus on laws and regulations related to our business and the business of our customers, including by U.S. regulators such as the CFPB, relating to policy concerns regarding the operation of consumer reporting agencies, the use and accuracy of credit and alternative data, the costs of consumer reports and credit scores, the use of credit scores and fair lending, and the use, transparency, and fairness of algorithms, artificial intelligence, and machine learning in business processes. For example, the CFPB has initiated a public request for information relating to fees charged by providers of mortgages and related settlement services, including fees for consumer reports and credit scores. In addition, the CFPB has indicated that it intends to issue rules under the FCRA that would extend the FCRA to certain business practices not currently subject to that statute.

The European Commission has finalized the EU AI Act, which establishes requirements for the provision and use of products that leverage artificial intelligence systems, including in credit scoring. The EU AI Act entered into force on August 1, 2024 and its provisions take effect between six and 36 months after that date, with most of those provisions becoming effective in 2026. Other countries, as well as the executive branch of the U.S. government and a number of U.S. states, are considering or have implemented regulations or standards applicable to artificial intelligence technologies.
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
•Laws and regulations applicable to secondary market participants (e.g., The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”)) that could have an impact on our scoring products and revenues, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the Federal Housing Finance Agency in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards or criteria established pursuant to such laws or regulations, including the ongoing validation and approval of the use of the FICO® Score by Fannie Mae, Freddie Mac, and the Federal Housing Finance Agency.
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
•Laws and regulations relating to the environmental, social and governance, or sustainability, practices of companies, including enhanced climate-related disclosure requirements from regulators, such as California and the SEC, and the E.U.’s Corporate Sustainability Reporting Directive.
We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices acts and various employment laws.

HUMAN CAPITAL RESOURCES
Our People
As of September 30, 2024, we employed 3,586 persons across 27 countries. Of these, our largest representation includes 1,309 (36%) based in the U.S., 1,367 (38%) based in India and 264 (7%) based in the U.K. Other than to the extent mandated by applicable law in certain foreign jurisdictions, none of our employees are covered by a collective bargaining agreement, and no work stoppages were experienced during fiscal 2024.
Our Board of Directors (our “Board”) and executive leadership team believe that our people are vital to our success. The Leadership Development and Compensation Committee (the “LDCC”) of our Board oversees all human capital management policies, programs, and strategies, including but not limited to those regarding talent recruitment, development, retention, health and safety, organizational culture, employee engagement, diversity, and compensation and benefit programs. The LDCC also periodically reviews and reports to the Board with respect to succession planning for our Chief Executive Officer and other senior management positions. In addition, our Chief Human Resources Officer reports to our Board periodically on people-focused programs.

Employee Engagement
For the past decade, we have conducted quarterly workforce surveys to measure employee engagement and gain feedback and insights from our people about ways to improve the employee experience and the effectiveness of our business operations. Detailed findings from these surveys are promptly communicated to all employees, individual managers, the executive team and our Board and the findings are leveraged to drive positive organizational change. We involve designated human resources business partners and learning consultants who work with senior leaders to explore findings, identify high value actions and amplify messaging to help our people understand how survey participation can connect to positive change.
Examples of organizational changes that have been driven by the insights from these surveys include investments in expanded workforce capacity, policies designed to ensure applicant pools are appropriately diverse prior to hiring decisions taking place, broadened and more frequent company-wide communications, increased employee stock ownership by significantly expanding the recipients of equity-based awards, expanded benefit programs including paid parental leave, well-being, family building, childcare reimbursement and company-funded transportation programs, enhanced incentive plan funding, and expanded investments in professional development targeting leadership and technical skills, as well as culture-based initiatives to promote inclusiveness and belonging.
Our engagement scores have steadily strengthened over the past year, and nearly all driver scores remain well above their published external benchmark. We have recently experienced a remarkably low undesired attrition rate which, over the past 12-month period, is the lowest we have experienced in decades and well below competitive market rates.

Organizational Culture
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
Foundationally, we have adopted a “Commitment to Inclusion and Belonging Policy” which provides that all employment-related decisions be made in compliance with established equal opportunity statutes. Accordingly, all decisions to employ, transfer, promote, train, compensate, or otherwise provide access to benefit programs are to be made in accordance with these statutes. In addition, in the U.S. we have established an Affirmative Action Program and underlying plans for office locations with 50 or more employees to formally measure, report on, and identify needed actions to close any gaps involving the utilization and advancement of women, minorities, disabled persons, and veterans. All employees receive mandatory training and testing on this and other foundational and compliance policies during the on-boarding process and every two years thereafter, with people managers receiving training regarding their unique leadership responsibilities. As examples, we have a mandatory training program to identify, prevent and combat prohibited harassment, as well as training and “dialogue sessions” designed to build understanding of unconscious biases and strategies to overcome them.

Building on this foundation, we sponsor and provide dedicated funding to multiple employee resource groups (“ERGs”) that help support our goals of workforce engagement and a strong sense of inclusion and belonging. FICO ERGs focus on women, race/ethnicity, LGBTQ+, and community support groups. All FICO ERGs are open to everyone at FICO to join. Our FICO Cares ERG encourages our people to connect with and contribute to their community. We encourage employees to participate in volunteer activities by providing work schedule flexibility and paid Community Volunteer Leave. We also encourage and match employee cash donations to qualified charitable organizations through our Corporate Matching Gift Program.
Across our global workforce, as of September 30, 2024, the percentage of males and females was 67% and 33%, respectively. Looking at our U.S. workforce, as of September 30, 2024, 45% were racially/ethnically diverse employees who are members of a protected class.
As one strategy to accelerate progress in expanding workforce diversity, we engage in targeted campus recruiting efforts. In the U.S., we maintain and continue to expand our partnership with the Management Leadership for Tomorrow (MLT.org) organization which helps us connect with racially diverse college students for summer internships followed by offers of full-time employment upon graduation. Also in the U.S., our FICO Educational Analytics Challenge program involves close partnerships with Historically Black Colleges and Universities through which we sponsor data science-focused projects with these experiences helping to fuel diversity recruiting efforts. In addition, our campus recruiting program in India, which targets software engineering and data science graduates, has yielded a female hiring ratio averaging near 50% annually in each of the past several years, helping us increase the percentage of women in our organization.
Additional information on our diversity programs and efforts are available on the Corporate Responsibility page of our website at www.fico.com/en/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Talent Recruitment
We leverage organizational culture as a competitive advantage in our efforts to attract people from the broadest possible talent pool. We deploy selection practices designed to ensure strong alignment between candidate qualifications and knowledge and skills needed for success in each role, while avoiding unconscious biases through hiring manager education and use of decision tools. We have adopted a policy that seeks a level of qualified applicant pool diversity to be achieved prior to offer extension as a strategy for building workforce diversity along with high quality hires. Further, in the U.S., we detail our targeted base pay ranges on all public job postings and prohibit our recruiters from inquiring about a candidate’s current level of compensation. Our focus on the professional development of our people drives the internal posting of virtually all job opportunities. And, consistent with our remarkably low undesired attrition rate, FICO has significantly strengthened its position as an employer of choice over the past year, resulting in very attractive external candidate pools.

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
We have defined specific career paths for all major functions in our organization so that our people understand how they can progress in their career by expanding their knowledge and skills. In doing so, our job titling system reflects both individual contributor (or technical) career tracks and people management career tracks to reinforce our philosophy that people can grow professionally in either track.
To further consistent administration, we conduct annual company-wide performance reviews supported by the use of performance rubrics for each major function. These rubrics set forth clear behavioral expectations for each function through a set of objective descriptors organized across our three levels of performance (Improvement Needed, Achieved Expectations, and Outstanding). In addition to rubrics, outcome-based goals are established for each individual based upon his/her specific role and priorities. Evaluation across both behavioral and outcome-based dimensions yields an overall performance assessment.

We define a “promotion” as an increase in pay band linked to the proven ability to be successful in the next level of responsibility. Our structured promotion process takes place twice annually with promotions to all job levels including senior job levels occurring with our year-end cycle (October/November) and promotions to lower and middle job levels taking place with our mid-year cycle (April/May). This process supports an integrated approach yielding improved consistency in promotion decisions, including that all groups are representatively recognized. Approximately 20% of our people are recognized via promotion each year.

Succession Planning
We actively assess talent across the organization to optimize deployment of resources, encourage professional development, drive accountability, and identify and take actions to mitigate undesired attrition risk. At the mid-point of each fiscal year, talent assessments are performed by people managers for each team member. These assessments include a mid-year performance rating and a leadership strength rating, the combination of which yields a Talent Management Score ranging from one to nine with recommended follow-up actions associated with each score. In addition, managers identify any significant attrition risks and underlying drivers and develop related mitigation plans. Finally, for each senior leader role, managers identify potential successor candidates along with targeted development needs to encourage readiness.
For vice president-level roles, the executive team plays a central role through a process we refer to as “Session C.” This process involves a detailed evaluation of each vice president incumbent using several tools including a personal biography written by the incumbent identifying key accomplishments, career growth aspirations, and champions that can articulate their contributions. In addition, managers complete a Leader Profile for each vice president incumbent highlighting key strengths, development progress over the past year, go-forward development plans, attrition risks and drivers, and succession insights. All of these materials are centrally reviewed and discussed by the executive team during a multi-day meeting. After discussing incumbent vice presidents, the executive team evaluates any proposed candidates for promotion to vice president using a combination of promotion recommendation forms prepared by the sponsoring manager, a 360-degree performance evaluation involving self-evaluation, manager evaluation, direct report evaluation, and insights gathered from key stakeholders. Candidates for vice president-level promotion are placed “on-deck” for a one- to three-year period for observation prior to any promotion decision being finalized. This approach drives high quality, consistent decisions while ensuring our highest potential candidates are properly developed and ready when promoted.

Compensation and Benefit Programs
We regularly participate in market-based compensation surveys, seek the advice of outside experts, and leverage new hire, peer equity, and unplanned attrition trend data to ensure that our base pay and incentive structures are competitive. We create a strong sense of shared purpose by having our CEO and each member of our executive leadership team participate in the same annual cash incentive bonus plan, as all non-sales employees across our organization.
Beyond our structured promotion cycles, all compensation actions are determined in November following the conclusion of the year-end performance review process in October. This includes promotion and market-based base pay adjustments, annual bonus awards, and long-term incentive awards. This rewards-planning cycle ensures strong linkage between performance and rewards, and it allows for centralized review and refinement of reward recommendations leading to high quality and representative decisions.
Over the course of the past decade, we’ve steadily and significantly expanded participation in our annual performance-based equity program from 7% to just over 33% of our workforce. In addition, we offer an Employee Stock Purchase Plan for eligible employees, which is designed to promote even broader equity participation.
We offer competitive health and welfare benefit plans with significant company subsidies to offset premiums, retirement plans with a competitive company match to encourage participation and flexible paid-time-off programs including vacation, sick time and disability time. We have paid Maternity and Parental Leave benefits totaling up to 12 weeks, and we have adopted a Well-Being Program designed to provide broad-based physical and mental health education and personal health coaching, as well as quarterly cash Wellness Awards designed to help employees fund wellness-related purchases which they find most valuable. In addition, we have a global Family Building Benefit program, which provides infertility, cryopreservation, surrogacy and adoption support services. In India, we have a Childcare Reimbursement program to assist parents of young children.

Promoting a Healthy and Safe Work Environment
We are committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety. All employees and contractors are required to comply with established safety policies, standards, and procedures.

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

If we are unable to successfully develop new products or new versions of products, or if we experience defects, failures or delays associated with the introduction of new products or of new versions of products, our business could suffer serious harm.
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
In addition, the U.S. and other key international economies have periodically experienced downturns in which economic activity is impacted by falling demand for a variety of goods and services, increased volatility of interest rates, fluctuating rates of inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Economic disruption could result in a decline in the sales of new products to our customers and the volume of transactions that we execute for existing customers. In addition, the volume of our Scores sales depends heavily on macroeconomic conditions, including, for example, the volume of transactions in the U.S. mortgage and credit card markets, which account for a significant portion of the revenues in our Scores segment.
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
During fiscal 2024, 92% of our revenues were derived from sales of products and services to the banking industry. Periods of global economic uncertainty experienced in the past have produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for future stress and disruptions, including in connection with geopolitical tensions, military conflicts, the level of inflation and the volatility of interest rates, presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our products and services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of products and services we provide our customers and could negatively impact our revenue and results of operations.
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
A significant portion of our revenues in our Scores segment is attributable to the U.S. mortgage market, which includes, for mortgages eligible for purchase by The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”), a requirement by those enterprises that U.S. lenders provide FICO® Scores for each mortgage delivered to them. However, their continued use of the FICO Score is subject to ongoing validation and approval by those enterprises and the Federal Housing Finance Agency (“FHFA”). If other credit score models are approved for use with mortgages delivered to Fannie Mae and Freddie Mac, or the FICO Score is not approved for continued use with those mortgages, it could have a material adverse effect on our revenues, results of operations and stock price. Other changes implemented by FHFA, Fannie Mae or Freddie Mac could also affect the demand for FICO Scores and thus could have similar adverse effects on our business, including, for example, a change permitting mortgage originators to underwrite loans using credit scores from only two of the three national consumer reporting agencies (a “bi-merge report”) rather than from all three (a “tri-merge report”).
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
Many of our existing and anticipated competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote and sell their products. Many of these companies have extensive customer relationships, including relationships with many of our current and potential customers. For example, Experian, TransUnion and Equifax have formed a joint venture that is selling a credit scoring product competitive with our products. Furthermore, new competitors or alliances among competitors may emerge and rapidly gain significant market share. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products will be negatively affected.
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
In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technologies, cloud-based technologies and the use of the Internet. For example, artificial intelligence technologies, including generative artificial intelligence, and their use are currently undergoing rapid change. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, or if we fail to bring product enhancements or new product developments to market quickly enough, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to:
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
Our revenues, results of operations and overall financial performance may be negatively impacted by health epidemics or other disease outbreaks.
Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. Health epidemics or disease outbreaks could impact the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to change product selections or term commitments, delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations and overall financial performance.

Operational Risks
If our cybersecurity measures are compromised or unauthorized access to customer or consumer data is otherwise obtained, our products and services may be perceived as not being secure, customers may curtail or cease their use of our products and services, our reputation may be damaged and we could incur significant liabilities.
Because our business requires the storage, transmission and utilization of sensitive consumer and customer information, we will continue to routinely be the target of attempted cybersecurity and other security threats by technically sophisticated and well-resourced outside third parties, among others, attempting to access or steal the data we store. Many of our products are provided by us through the Internet. We may be exposed to additional cybersecurity threats as we migrate our software solutions and data from our legacy systems to cloud-based solutions. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting security vulnerabilities or sophisticated attack methods. These threats include social engineering attacks, phishing attacks and other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. As a software and technology vendor, we may incorporate or distribute software or other materials from third parties. Attacks or other threats to our supply chain for such software and materials may render us unable to provide assurances of the origin of such software and materials, and could put us at risk of distributing software or other materials that may cause harm to ourselves, our customers or other third parties. In addition, increased attention on and use of artificial intelligence increases the risk of cyber-attacks and data breaches, which can occur more quickly and evolve more rapidly when artificial intelligence is used. Further, use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.
Cybersecurity breaches could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, significant litigation, regulatory fines, penalties, loss of customers or reputational damage, indemnity obligations and other liability. There is no assurance that the programs, technologies and processes that we have put in place in an effort to maintain the security and protection of our non-public information and that of our customers will be fully implemented, complied with or effective. If our cybersecurity measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, sensitive data may be accessed, stolen, disclosed or lost, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, disable or degrade service or to sabotage systems change frequently and generally are not recognized until launched against a target, or even for some time after, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Because a successful breach of our computer systems, software, networks or other technology asset could occur and persist for an extended period of time before being detected, we may not be able to immediately address the consequences of a cybersecurity incident.
Malicious third parties may also conduct attacks designed to temporarily deny customers, distributors and vendors access to our systems and services. Cybersecurity breaches experienced by our vendors, by our distributors, by our customers, by companies that we acquire, or by us may trigger governmental notice requirements and public disclosures, which may lead to widespread negative publicity, statutory damages, and lawsuits filed by individuals impacted by cybersecurity breaches under privacy and cybersecurity statutes that create rights of action. We may also be affected by cybersecurity breaches experienced by customers who use our products on-premises, and those breaches may occur due to factors not under our control, including a customer’s failure to timely install updates and fixes to our products, vulnerabilities in a customer’s own cybersecurity measures, and other factors. Any cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results.

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business and financial condition.
Our ability to provide reliable products and services to our customers depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and increasingly those of our external service providers. Any disruption of or interference with our use of data centers, information technology or communication systems of our external service providers would adversely affect our operations and our business. As we continue to grow our Software segment’s business, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third-party environments or service providers, or be due to defective updates, fires, floods, earthquakes, pandemics, war, terrorist acts or civil unrest, power losses, equipment failures, supply chain disruptions, computer viruses, denial-of-service or other cybersecurity attacks, employee or insider malfeasance, human error and other events beyond our control. Any steps that we or our external service providers have taken to prevent or reduce disruption may not be sufficient to prevent an interruption of services and disaster recovery planning may not account for all eventualities.
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

Legal, Regulatory and Compliance Risks
Increased regulatory focus on U.S. residential mortgage closing costs may affect our ability to implement price changes for FICO® Scores used in mortgage originations and thus limit the revenues and profitability of the FICO Score. If new laws, regulations or other governmental action affecting the FICO Score or our other products and services are implemented or carried out, it could adversely affect our business and results of operations.
There has been increased focus in the U.S. by federal regulators such as the CFPB and the FTC, as well as the current presidential administration and some states, related to the transparency and fairness of certain fees charged to consumers and the impacts on the costs of consumer goods and services. For example, in May 2024, the CFPB launched a public inquiry to obtain information on fees charged by providers of mortgages and related settlement services in the U.S. residential mortgage market, including fees for credit reports and credit scores. The CFPB indicated that it is looking into why closing costs are increasing, who is benefiting, and how costs for borrowers and lenders could be lowered. If new laws, regulations or other governmental action result from this inquiry, or otherwise, that limit the fees that can be charged for credit scores by us, consumer reporting agencies, or end users of our FICO® Scores, or that place other restrictions on the sale or distribution of credit scores, our ability in the future to increase pricing for FICO Scores used in mortgage originations may be impacted and thus the revenues and profitability of the FICO Score may be adversely affected and the growth of our Scores business may be constrained.
There has also been increased focus more broadly on laws and regulations in the U.S. related to our business and the business of consumer reporting agencies, including by U.S. state and federal regulators such as the CFPB, relating to policy concerns with regard to the operation of consumer reporting agencies, the sale and distribution of credit scores and credit reports, the use and accuracy of credit and alternative data, the use of credit scores and fair lending, and the use, transparency, and fairness of algorithms, artificial intelligence, and machine learning in business processes. For example, the CFPB has indicated that it intends to issue rules under the FCRA that would extend the FCRA to certain business practices not currently subject to that statute. The costs and other burdens of compliance with such laws and regulations, and with new or revised laws and regulations that may be implemented addressing these topics, could negatively impact the use and adoption of our solutions, reduce overall demand for them, and harm our business, financial condition or results of operations.
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
•Laws and regulations applicable to secondary market participants (e.g., Fannie Mae and Freddie Mac) that could have an impact on our scoring products and revenues, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the FHFA in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards or criteria established pursuant to such laws or regulations, including the ongoing validation and approval of the use of the FICO® Score by Fannie Mae, Freddie Mac, and the FHFA;
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
•Laws and regulations that apply to outsourcing of services by our clients, and that set forth requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors); and
•Laws and regulations relating to the environmental, social and governance, or sustainability, practices of companies, including enhanced climate-related disclosure requirements from regulators, such as California and the SEC, and the E.U.’s Corporate Sustainability Reporting Directive.
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

The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA. Numerous other U.S. states have considered similar privacy laws, with many of those states having passed such laws with respective effective dates ranging from 2023 through 2026.
The European Commission has finalized the EU AI Act, which establishes requirements for the provision and use of products that leverage artificial intelligence systems, including in credit scoring. The EU AI Act entered into force on August 1, 2024, and its provisions take effect between six and 36 months after that date, with most of those provisions becoming effective in 2026. Other countries, as well as the executive branch of the U.S. government and a number of U.S. states, are considering or have implemented regulations or standards applicable to the provision and use of artificial intelligence technologies.
The costs and other burdens of compliance with such laws and regulations, along with the potential for increased regulatory actions, could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy and cyber and data security may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy or security of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities. Any such decrease in demand or incurred fines, penalties or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.
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
A large portion of our revenues is derived from international sales. During fiscal 2024, 27% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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
•natural disasters and pandemics, including individual countries’ reactions to them; and
•difficulties and delays in translating products and related documentation into foreign languages.
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
Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. When an economy is struggling, companies in many industries delay or reduce technology purchases, and we experience softened demand for our decisioning solutions and other products and services. Global economic uncertainty has produced, and continues to produce, substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including geopolitical tensions, military conflicts, the level and volatility of interest rates, the level of inflation, an actual recession or fears of a recession, trade policies and tariffs, and political and governmental instability.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and managed through a multi-faceted approach including third-party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including our consumer products) and implement appropriate changes.

We employ an experienced team of cybersecurity professionals with a variety of backgrounds. We seek to address material cybersecurity risks through a company-wide approach that assesses, ranks and prioritizes cybersecurity threats, vulnerabilities and issues as they are identified to maintain the confidentiality, integrity and availability of our information systems and the information that we collect and store. The Company’s cybersecurity policies, standards, processes and practices are informed by recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and an array of other applicable standards-setting bodies, which are integrated into a broader risk management framework and related processes. We also hold various security-related industry certifications and attestations that have been validated by external auditors, including: SOC 1, SOC 2 Type II, ISO 27001, CSA STAR Level 2, PCI-DSS and others.
Leveraging threat intelligence and other signals, the Company undergoes periodic testing, audits and reviews of its policies, standards, processes and practices to identify, assess and address cybersecurity risks and events. The Company also undergoes routine internal and external penetration testing. The results of such tests and assessments are evaluated by management and periodically reported to the Audit Committee. The Company further adjusts its cybersecurity policies, standards, processes and practices based on these results. The Company also makes available to clients attestations of its various certifications, audits, and penetration tests.
We have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition. However, we face ongoing and increasing cybersecurity risks, including from bad actors that are becoming more sophisticated and effective over time, as well as a result of potential defects or disruptions in our or our customers’ services. Additional information on the cybersecurity risks that could materially affect us is discussed in Part I, Item 1A, “Risk Factors.”

Management Oversight and Governance
The Company’s Chief Information Security Officer (“CISO”), who reports to the Executive Vice President, Software, is responsible for the design and implementation of our security program and strategy based on the mandate provided by the Board and senior management. The CISO has extensive experience in the management of cybersecurity risk management programs, having served in various leadership roles in information technology and information security for over 20 years, including serving as the Chief Security Officer of two other large public technology companies. We believe the Company’s business leaders have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.
The CISO, in coordination with other members of senior management, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company are tasked with addressing cybersecurity threats and responding to cybersecurity incidents. Through ongoing communications with these teams, the CISO and senior management are informed promptly about, and monitor the prevention, detection, investigation, mitigation and remediation of, cybersecurity threats. These teams are expected to operate pursuant to documented plans and playbooks that include processes for escalation of incidents to leadership and to the Audit Committee and Board, as appropriate, based on the severity level of an incident. In addition, the Company periodically consults with outside advisors and experts to assist with assessing, identifying and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk management environment.
Specifically, management implements the Company’s cybersecurity and risk management strategy across several areas:
•Identification and Reporting. The Company has implemented a robust, cross-functional approach to identifying, assessing and managing cybersecurity threats and risks. The Company’s program includes controls and procedures designed to properly identify, classify, and escalate cybersecurity risks to provide management with visibility and prioritization of risk mitigation efforts and to publicly report material cybersecurity incidents if and when appropriate.
•Threat Intelligence. The Company maintains a Threat Intelligence team focused on profiling, intelligence collection, and threat analysis supporting the Company’s ongoing efforts to identify, assess and manage cybersecurity threats. The team’s input supports both near-term response to cybersecurity events, and long-term strategic planning and development of the Company’s cybersecurity risk management framework.

•Technical Safeguards. The Company implements technical safeguards that are designed to protect both the Company’s service offerings and other information systems it controls from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, vulnerability management, encryption processes and access controls, all of which are periodically evaluated and improved through risk and control assessments and in response to cybersecurity threat intelligence as well as outside audits and certifications.
•Incident Response and Recovery Planning. The Company has established and maintains robust incident response, business continuity and disaster recovery plans designed to address the Company’s response to a cybersecurity incident, including any required public disclosure and reporting of material incidents in a timely manner. These plans and procedures serve to guide and document a rigorous incident response program that reflects the roles of an array of stakeholders, including personnel providing technical, operational, engineering, legal and other perspectives across the Company. The Company conducts regular tabletop exercises involving multiple operational teams, including senior management, to test these plans and to familiarize personnel with their roles in a response scenario.
•Third-Party Risk Management. The Company maintains a robust, risk-based approach to identifying and overseeing cybersecurity threats presented by certain third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a significant cybersecurity incident affecting those third-party systems.
•Education and Awareness. The Company regularly provides employee training on security-related duties and responsibilities, including knowledge about how to recognize security incidents and how to proceed if an actual or suspected incident should occur. This training is mandatory for employees across the Company, and is intended to provide the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

Board Oversight and Governance
Our management is responsible for identifying the various risks facing the Company, formulating risk management policies and procedures, and managing the Company’s risk exposures. Our Board of Directors’ responsibility is to monitor the Company’s risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks. The Audit Committee of the Board of Directors is responsible for discussing with management the Company’s major risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. Accordingly, our internal risk management team regularly reports to the Audit Committee on our major risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The Audit Committee, in turn, reports on the matters discussed at the committee level to the full Board of Directors.
As part of its oversight of the Company’s risk management noted above, the Audit Committee oversees, reviews and discusses with management the Company’s risks from cybersecurity threats and management’s role in assessing and managing such risks. The Audit Committee receives regular presentations, reports and updates from the CISO and other members of management on developments regarding the Company’s cybersecurity program, broader cybersecurity trends, evolving industry standards, the threat environment and other topics.
The Company’s processes also allow for the Board and the Audit Committee to be informed of key cybersecurity risks outside the regular reporting schedule. While regular meetings of the Audit Committee are scheduled on a quarterly cadence, the Audit Committee is authorized to meet with management at any time it deems appropriate to discuss matters relevant to the Audit Committee. The Company’s policy is for the Board and the Audit Committee to receive prompt and timely information regarding any cybersecurity risk (including any incident) that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk.
Item 2. Properties
The Company’s headquarters are located in Bozeman, Montana. As of September 30, 2024, the Company leased office facilities in geographically dispersed locations primarily for corporate functions, sales, research and development, data centers and other purposes. The Company believes its existing facilities, which are used by both reportable segments, are in good operating condition and are suitable to meet operating needs.
Item 3. Legal Proceedings
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 24, 2024, we had 223 stockholders of record of our common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2024 through July 31, 2024	54,370	$1,561.79	53,777	$1,000,000,000
August 1, 2024 through August 31, 2024	69,769	$1,721.45	69,503	$880,324,741
September 1, 2024 through September 30, 2024	64,985	$1,853.71	64,661	$760,475,383
	189,124	$1,721.00	187,941	$760,475,383

(1)Includes 1,183 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2024.
(2)In January 2024, our Board of Directors approved a stock repurchase program (the “January 2024 program”), replacing our previously authorized October 2022 stock repurchase program, which was terminated prior to its expiration. The January 2024 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In July 2024, our Board of Directors approved a new stock repurchase program (the “July 2024 program”), replacing the January 2024 program, which was terminated prior to its expiration and under which $29.6 million was remaining for repurchase at the time of termination. The July 2024 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The July 2024 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2019, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. Our past performance may not be indicative of future performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high-level summary of our strategies and initiatives, highlights from fiscal year 2024 and key performance metrics for our Software segment; a more detailed analysis of our results of operations; our capital resources and liquidity, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting estimates that involve a significant level of estimation uncertainty. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Our MD&A focuses on discussion of year-over-year comparisons between fiscal 2024 and fiscal 2023. Discussion of fiscal 2022 results and year-over-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
BUSINESS OVERVIEW
Strategies and Initiatives
In fiscal 2024, our B2B scoring solutions, including the flagship FICO® Score, continued to be the standard measure of consumer credit risk in the U.S. The adoption of our most predictive scores, FICO® Score 10 and 10 T, gained increased traction for non-conforming mortgages and will be implemented for conforming mortgages based on the timeline set forth by the Federal Housing Finance Agency for enterprise credit scoring requirements. We continued the expansion of our financial inclusion initiatives through the FICO® Educational Analytics Challenge, a program created to help promote diversity in data science, engineering, and technology at Historically Black Colleges and Universities. Additionally, we host free Score A Better FutureTM financial education workshops for students and adults from traditionally underserved communities. Internationally, we launched a FICO Score based on Ukrainian Bureau of Credit Histories data, an innovative score to help Ukrainians gain credit access in Poland. We also remained committed to expanding usage of the FICO® Resilience Index, a complement to FICO Scores that more precisely predicts a borrower’s resilience to future economic disruptions, helping lenders manage latent risk. We continued to develop alternative data scores, including trended data cash flow attributes, to help lenders identify credit borrowers with positive financial profiles that extend beyond their traditional credit reports as well as offer credit score layering leveraging UltraFICO® Score and FICO® Score XD to help broaden accessibility and extend financial inclusion to borrowers with limited credit history.
During fiscal 2024, the strategy for our Software segment was to continue to advance and drive growth through our platform-first, cloud delivered products. A significant portion of our short-term opportunity remains in North America, where financial institutions are focused on digital transformation and understand the value of FICO® Platform. We have also expanded our FICO Platform reach both by geography and customer type in order to enable organizations to operationalize analytics, and to power customer connections and decision making at scale. We continue to innovate and bring new capabilities to FICO Platform, demonstrating its value with new customers and expanding use cases with existing customers.
We also continued to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During fiscal 2024, we repurchased 0.6 million shares at a total repurchase price of $833.3 million.
Highlights from Fiscal 2024
•Total revenues were $1.7 billion during fiscal 2024, a 13% increase from fiscal 2023.
•Revenues for our Scores segment were $919.7 million during fiscal 2024, a 19% increase from fiscal 2023.
•Annual Recurring Revenue for our Software segment as of September 30, 2024 was $721.2 million, an 8% increase from September 30, 2023.
•Dollar-Based Net Retention Rate for our Software segment was 106% as of September 30, 2024.
•Operating income was $733.6 million during fiscal 2024, a 14% increase from fiscal 2023.
•Net income was $512.8 million during fiscal 2024, a 19% increase from fiscal 2023.
•Diluted EPS was $20.45 during fiscal 2024, a 21% increase from fiscal 2023.
•Cash flow from operating activities was $633.0 million during fiscal 2024, compared with $468.9 million during fiscal 2023.

•Cash and cash equivalents were $150.7 million as of September 30, 2024, compared with $136.8 million as of September 30, 2023.
•Total debt balance was $2.2 billion as of September 30, 2024, compared with $1.9 billion as of September 30, 2023.
•Total share repurchases during fiscal 2024 were $833.3 million, compared with $407.3 million during fiscal 2023.
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
ACV Bookings is calculated by dividing the total expected contract value by the contract term in years. The expected contract value equals the fixed amount — including guaranteed minimums, if any — stated in the contract, plus estimates of future usage-based fees. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimates and actual results occur due to variability in the estimated usage. This variability can be the result of the economic trends in our customers’ industries, individual performance of our customers relative to their competitors, and regulatory and other factors that affect the business environment in which our customers operate. For the periods presented, ACV Bookings related to estimates of future usage-based fees was approximately 30% of the total ACV Bookings amount on an annualized basis. Differences between the initial estimates of future usage-based fees and actual results historically have not been material and we do not currently expect that they will be materially different in the future.
We disclose estimated revenue expected to be recognized in the future related to remaining performance obligations in Note 9 to the accompanying consolidated financial statements. However, we believe ACV Bookings is a useful supplemental measure of our business as it includes estimated revenues and future billings excluded from Note 9, such as usage-based fees and guaranteed minimums derived from our on-premises software licenses, among others.
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended September 30,		Year Ended September 30,
	2024	2023	2024	2023 (*)
	(In millions)
Total on-premises and SaaS software	$22.1	$28.0	$84.7	$93.9

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the amount above excludes this product line for the year ended September 30, 2023.
Annual Recurring Revenue (“ARR”)
Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, requires us to recognize a significant portion of revenue from our on-premises software subscriptions at the point in time when the software is first made available to the customer, or at the beginning of the subscription term, despite the fact that our contracts typically call for billing these amounts ratably over the life of the subscription. The remaining portion of our on-premises software subscription revenue including maintenance and usage-based fees are recognized over the life of the contract. This point-in-time recognition of a portion of our on-premises software subscription revenue creates significant variability in the revenue recognized period to period based on the timing of the subscription start date and the subscription term. Furthermore, this point-in-time revenue recognition can create a significant difference between the timing of our revenue recognition and the actual customer billing under the contract. We use ARR to measure the underlying performance of our subscription-based contracts and mitigate the impact of this variability. ARR is defined as the annualized revenue run-rate of on-premises and SaaS software agreements within a quarterly reporting period, and as such, is different from the timing and amount of revenue recognized. All components of our software licensing and subscription arrangements that are not expected to recur (primarily perpetual licenses) are excluded. We calculate ARR as the quarterly recurring revenue run-rate multiplied by four.

The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	December 31, 2022 (*)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
ARR	(In millions)
Platform	$132.8	$152.5	$164.1	$173.2	$190.3	$201.4	$215.1	$227.0
Non-Platform	450.1	461.0	481.8	496.2	497.4	495.6	494.5	494.2
Total	$582.9	$613.5	$645.9	$669.4	$687.7	$697.0	$709.6	$721.2

Percentage
Platform	23%	25%	25%	26%	28%	29%	30%	31%
Non-Platform	77%	75%	75%	74%	72%	71%	70%	69%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	46%	60%	53%	53%	43%	32%	31%	31%
Non-Platform	4%	7%	11%	14%	11%	8%	3%	—%
Total	11%	17%	20%	22%	18%	14%	10%	8%

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the amounts and percentages above exclude this product line at December 31, 2022.
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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	December 31, 2022 (*)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
DBNRR
Platform	130%	146%	142%	145%	136%	126%	124%	123%
Non-Platform	103%	105%	109%	111%	108%	106%	101%	99%
Total	110%	114%	117%	120%	114%	112%	108%	106%

(*) We sold certain assets related to our Siron compliance business during the quarter ended December 31, 2022, and the percentages above exclude this product line at December 31, 2022.
RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, for the years ended September 30, 2024, 2023 and 2022 are set forth in Note 9 and Note 14 to the accompanying consolidated financial statements.

Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2024, 2023 and 2022:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
	(In thousands)			(In thousands)
Scores	$919,650	$773,828	$706,643	$145,822	$67,185	19%	10%
Software	797,876	739,729	670,627	58,147	69,102	8%	10%
Total	$1,717,526	$1,513,557	$1,377,270	203,969	136,287	13%	10%

	Percentage of Revenues Year Ended September 30,
Segment	2024	2023	2022
Scores	54%	51%	51%
Software	46%	49%	49%
Total	100%	100%	100%

Scores
Scores segment revenues increased $145.8 million in fiscal 2024 from 2023 due to an increase of $150.8 million in our business-to-business scores revenue, partially offset by a decrease of $5.0 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, partially offset by a decrease in volume of mortgage originations. The decrease in business-to-consumer revenue was primarily attributable to a decrease in direct sales generated from the myFICO.com website.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
	(In thousands)			(In thousands)
On-premises and SaaS software	$711,340	$640,182	$564,751	$71,158	$75,431	11%	13%
Professional services	86,536	99,547	105,876	(13,011)	(6,329)	(13)%	(6)%
Total	$797,876	$739,729	$670,627	58,147	69,102	8%	10%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
	(In thousands)			(In thousands)
Software recognized at a point in time (1)	$76,284	$72,843	$75,647	$3,441	$(2,804)	5%	(4)%
Software recognized over contract term (2)	635,056	567,339	489,104	67,717	78,235	12%	16%
Total	$711,340	$640,182	$564,751	$71,158	75,431	11%	13%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.

(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
Software segment revenues increased $58.1 million in fiscal 2024 from 2023 due to a $71.2 million increase in on-premises and SaaS software revenue, partially offset by a $13.0 million decrease in services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.
Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for fiscal 2024, 2023 and 2022:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$1,717,526	$1,513,557	$1,377,270	$203,969	$136,287	13%	10%
Operating expenses:
Cost of revenues	348,206	311,053	302,174	37,153	8,879	12%	3%
Research and development	171,940	159,950	146,758	11,990	13,192	7%	9%
Selling, general and administrative	462,834	400,565	383,863	62,269	16,702	16%	4%
Amortization of intangible assets	917	1,100	2,061	(183)	(961)	(17)%	(47)%
Gain on product line asset sale	—	(1,941)	—	1,941	(1,941)	(100)%	—%
Total operating expenses	983,897	870,727	834,856	113,170	35,871	13%	4%
Operating income	733,629	642,830	542,414	90,799	100,416	14%	19%
Interest expense, net	(105,638)	(95,546)	(68,967)	(10,092)	(26,579)	11%	39%
Other income (expense), net	14,034	6,340	(2,138)	7,694	8,478	121%	(397)%
Income before income taxes	642,025	553,624	471,309	88,401	82,315	16%	17%
Provision for income taxes	129,214	124,249	97,768	4,965	26,481	4%	27%
Net income	$512,811	$429,375	$373,541	83,436	55,834	19%	15%
Number of employees at fiscal year-end	3,586	3,455	3,404	131	51	4%	1%

	Percentage of Revenues Year Ended September 30,
	2024	2023	2022
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	20%	21%	22%
Research and development	10%	11%	11%
Selling, general and administrative	27%	26%	28%
Amortization of intangible assets	—%	—%	—%
Gain on product line asset sale	—%	—%	—%
Total operating expenses	57%	58%	61%
Operating income	43%	42%	39%
Interest expense, net	(6)%	(6)%	(5)%
Other income (expense), net	1%	—%	—%
Income before income taxes	38%	36%	34%
Provision for income taxes	8%	8%	7%
Net income	30%	28%	27%

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
The fiscal 2024 over 2023 increase in cost of revenues of $37.2 million was primarily attributable to an $18.1 million increase in infrastructure and facilities costs, a $12.4 million increase in personnel and labor costs, a $4.3 million increase in direct materials costs, and a $2.4 million increase in outside services costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs, a prior year one-time reimbursement from a third-party data center provider for implementation costs previously incurred, and an increase in software royalty costs. The increase in personnel and labor costs was primarily attributable to increased market base-pay adjustments and increased share-based compensation expense. The increase in direct materials costs was primarily attributable to increased telecommunications expenses to support FICO® Customer Communications Services revenue. The increase in outside services costs was primarily attributable to increased consulting costs. Cost of revenues as a percentage of revenues decreased to 20% during fiscal 2024 from 21% during fiscal 2023, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The fiscal 2024 over 2023 increase in research and development expenses of $12.0 million was primarily attributable to an $8.2 million increase in personnel and labor costs, as a result of increases in share-based compensation expense, headcount, and incentive expense, a $2.4 million increase in infrastructure and facilities costs primarily attributable to increased third-party data center hosting costs, and a $1.8 million increase in consulting costs. Research and development expenses as a percentage of revenues decreased to 10% during fiscal 2024 from 11% during fiscal 2023.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.

The fiscal 2024 over 2023 increase in selling, general and administrative expenses of $62.3 million was primarily attributable to a $38.6 million increase in personnel and labor costs, a $6.0 million increase in outside services costs, a $5.5 million increase in advertising and other promotional costs, a $4.9 million increase in non-income tax costs, a $3.7 million increase in travel costs, and a $2.6 million increase in infrastructure and facilities costs. The increase in personnel and labor costs was primarily attributable to increased share-based compensation expense, increased headcount, market base-pay adjustments, increased fringe benefit costs related to our supplemental retirement and savings plan, and increased incentive expense. The increase in outside services costs was primarily attributable to increased legal and consulting expenses. The increase in advertising and other promotional expenses was primarily attributable to increased costs for advertising campaigns and corporate events. The increase in non-income tax costs was primarily attributable to a tax law change related to transfer pricing effective in fiscal 2024 that impacted a non-U.S. subsidiary. The increase in travel costs was primarily attributable to promotional and corporate events. The increase in infrastructure and facilities costs was primarily attributable to the impact of a favorable adjustment in the prior year from the termination of an office lease. Selling, general and administrative expenses as a percentage of revenues increased to 27% during fiscal 2024 from 26% during fiscal 2023.
Amortization of Intangible Assets
Amortization of intangible assets consists of expense related to intangible assets recorded in connection with our acquisitions. Our finite-lived intangible assets, consisting primarily of completed technology and customer contracts and relationships, are amortized using the straight-line method over periods ranging from five to ten years.
Amortization expense was $0.9 million and $1.1 million for fiscal 2024 and 2023, respectively.
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
The fiscal 2024 from 2023 increase in net interest expense of $10.1 million was primarily attributable to a higher average interest rate and higher average outstanding balance of borrowings under our credit agreement during fiscal 2024.
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
The fiscal 2024 over 2023 increase in other income, net of $7.7 million was primarily attributable to an increase in net unrealized and realized gains on investments classified as trading securities in our supplemental retirement and savings plan and a decrease in foreign currency exchange losses.
Provision for Income Taxes
Our effective income tax rates were 20.1%, 22.4% and 20.7% in fiscal 2024, 2023 and 2022, respectively.
The decrease in our effective tax rate in fiscal 2024 compared to fiscal 2023 was due to an increase in excess tax benefits related to share-based compensation.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for fiscal 2024, 2023 and 2022:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2024	2023	2022	2024 to 2023	2023 to 2022	2024 to 2023	2023 to 2022
	(In thousands)			(In thousands)
Scores	$813,354	$681,071	$619,355	$132,283	$61,716	19%	10%
Software	257,529	241,191	183,122	16,338	58,069	7%	32%
Unallocated corporate expenses	(186,898)	(156,426)	(142,647)	(30,472)	(13,779)	19%	10%
Total segment operating income	883,985	765,836	659,830	118,149	106,006	15%	16%
Unallocated share-based compensation	(149,439)	(123,847)	(115,355)	(25,592)	(8,492)	21%	7%
Unallocated amortization expense	(917)	(1,100)	(2,061)	183	961	(17)%	(47)%
Gain on product line asset sale	—	1,941	—	(1,941)	1,941	(100)%	—%
Operating income	$733,629	$642,830	$542,414	90,799	100,416	14%	19%
Scores

	Year Ended September 30,			Percentage of Revenues
	2024	2023	2022	2024	2023	2022
	(In thousands)
Segment revenues	$919,650	$773,828	$706,643	100%	100%	100%
Segment operating expenses	(106,296)	(92,757)	(87,288)	(12)%	(12)%	(12)%
Segment operating income	$813,354	$681,071	$619,355	88%	88%	88%
Software

	Year Ended September 30,			Percentage of Revenues
	2024	2023	2022	2024	2023	2022
	(In thousands)
Segment revenues	$797,876	$739,729	$670,627	100%	100%	100%
Segment operating expenses	(540,347)	(498,538)	(487,505)	(68)%	(67)%	(73)%
Segment operating income	$257,529	$241,191	$183,122	32%	33%	27%
The fiscal 2024 over 2023 increase in operating income of $90.8 million was primarily attributable to a $204.0 million increase in segment revenues, partially offset by a $55.3 million increase in segment operating expenses, a $30.5 million increase in corporate expenses, and a $25.6 million increase in share-based compensation cost.
At the segment level, the $118.1 million increase in segment operating income was the result of a $132.3 million increase in our Scores segment operating income and a $16.3 million increase in our Software segment operating income, partially offset by a $30.5 million increase in corporate expenses.
The $132.3 million increase in our Scores segment operating income was attributable to a $145.8 million increase in segment revenue, partially offset by a $13.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with fiscal 2023.

The $16.3 million increase in our Software segment operating income was attributable to a $58.1 million increase in segment revenue, partially offset by a $41.8 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software decreased to 32% from 33%, primarily attributable to a prior year one-time reimbursement from a third-party data center provider for implementation costs previously incurred, partially offset by a decrease in sales of our lower-margin professional services.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2024, we had $150.7 million in cash and cash equivalents, which included $124.4 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on the $300 Million Term Loan (as defined below) due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next twelve months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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
Summary of Cash Flows

	Year Ended September 30,
	2024	2023	2022
	(In thousands)
Cash provided by (used in):
Operating activities	$632,964	$468,915	$509,450
Investing activities	(27,993)	(15,954)	(5,671)
Financing activities	(592,923)	(455,001)	(547,165)
Effect of exchange rate changes on cash	1,841	5,616	(18,766)
Increase (decrease) in cash and cash equivalents	$13,889	$3,576	$(62,152)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $633.0 million in fiscal 2024 compared to $468.9 million in fiscal 2023. The $164.1 million increase was attributable to an $83.4 million increase in net income, a $43.0 million increase that resulted from timing of receipts and payments in our ordinary course of business, and a $37.7 million increase in non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $28.0 million in fiscal 2024 compared to $16.0 million in fiscal 2023. The $12.0 million increase was attributable to a $16.7 million increase in capitalized internal-use software costs and a $4.6 million increase in purchases of property and equipment, partially offset by a $6.1 million decrease in cash transferred, net of proceeds, from a product line asset sale and a $3.2 million increase in proceeds from sales, net of purchases, of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $592.9 million in fiscal 2024 compared to $455.0 million in fiscal 2023. The $137.9 million increase was primarily attributable to a $416.2 million increase in repurchases of common stock and a $62.5 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $340.0 million increase in proceeds, net of payments, on our revolving line of credit and term loans.

Repurchases of Common Stock
In January 2024, our Board of Directors approved a stock repurchase program (the “January 2024 program”), replacing our previously authorized October 2022 stock repurchase program, which was terminated prior to its expiration. The January 2024 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $500.0 million in the open market or in negotiated transactions. In July 2024, our Board of Directors approved a new stock repurchase program (the “July 2024 program”), replacing the January 2024 program, which was terminated prior to its expiration and under which $29.6 million was remaining for repurchase at the time of termination. The July 2024 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The July 2024 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As of September 30, 2024, we had $760.5 million remaining under the July 2024 program. During fiscal 2024 and 2023, we expended $833.3 million and $407.3 million, respectively, under the July 2024 program and previously authorized stock repurchase programs, as applicable.
Revolving Line of Credit and Term Loans
We have a $600 million unsecured revolving line of credit and a $300 million unsecured term loan (the “$300 Million Term Loan”) with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and the $300 Million Term Loan can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The $300 Million Term Loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. Interest rates on amounts borrowed under the revolving line of credit and the $300 Million Term Loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and the $300 Million Term Loan contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
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
As of September 30, 2024, we had $210.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.396%, $258.8 million in outstanding balance of the $300 Million Term Loan at an interest rate of 6.344%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 6.281%. We were in compliance with all financial covenants under the credit agreement as of September 30, 2024.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2024, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2024:

	Year Ending September 30,					Thereafter	Total
	2025	2026	2027	2028	2029
	(In thousands)
Senior Notes (1)	$—	$400,000	$—	$900,000	$—	$—	$1,300,000
Revolving line of credit and term loans (1)	15,000	903,750		—	—	—	918,750
Interest due on Senior Notes	57,000	57,000	36,000	36,000	—	—	186,000
Operating lease obligations	13,378	9,805	5,618	4,439	2,626	2,039	37,905
Finance lease obligations	3,625	3,625	3,625	441	—	—	11,316
Purchase obligations (2)	$62,271	57,835	2,594	—	—	—	122,700
Unrecognized tax benefits (3)	—	—	—	—	—	—	19,879
Total commitments	$151,274	$1,432,015	$47,837	$940,880	$2,626	$2,039	$2,596,550

(1)Represents the unpaid principal payments due under the Senior Notes, revolving line of credit, and term loans.
(2)Represents purchase obligations primarily consisting of commitments to purchase certain services. For services that have been delivered under these arrangements as of September 30, 2024, we recorded related liabilities within accounts payable or other accrued liabilities on our consolidated balance sheet, which are excluded from the purchase obligations amount.
(3)Represents unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. GAAP. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, goodwill resulting from business combinations and other long-lived assets – impairment assessment, share-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences could be material to our financial condition and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.
While our significant accounting policies are more fully described in Note 1 and Note 9 to our consolidated financial statements included elsewhere in this report, we believe the following accounting policies require the most critical accounting estimates, which involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

Revenue Recognition
For our SaaS subscriptions, we estimate the total variable consideration at contract inception — subject to any constraints that may apply — and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Variable consideration is estimated based on either the expected value or the most likely amount method depending on which method we expect to better predict the amount of consideration to which we will be entitled. Our estimates of variable consideration are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at contract inception and require judgment. For the periods presented, we have not experienced significant changes to our estimates and judgments related to variable consideration in our contracts.
For our professional services, significant judgment may be required to determine the timing of satisfaction of a performance obligation in certain professional services contracts with a fixed consideration, in which we measure progress using an input method based on labor hours expended. In order to estimate the total hours of the project, we make assumptions about labor utilization, efficiency of processes, the customer’s specification and IT environment, among others. For certain complex projects, due to the risks and uncertainties inherent with the estimation process and factors relating to the assumptions, actual progress may differ due to the change in estimated total hours. Adjustments to estimates are made in the period in which the facts requiring such revisions become known and, accordingly, recognized revenues are subject to revisions as the contract progresses to completion. For the periods presented, we have not experienced significant changes to our estimates and judgments related to the timing of satisfaction of our professional services.
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct and should be accounted for separately may require significant judgment. Specifically, when implementation service is included in the original software or SaaS offerings, judgment is required to determine if the implementation service significantly modifies or customizes the software or SaaS service in such a way that the risks of providing it and the customization service are inseparable. In rare instances, contracts may include significant modification or customization of the software of SaaS service and will result in the combination of software or SaaS service and implementation service as one performance obligation. For the periods presented, we have not experienced significant changes to our estimates and judgments related to the identification of performance obligations for our contracts.
We determine the standalone selling prices (“SSP”) using data from our historical standalone sales, or, in instances where such information is not available (such as when we do not sell the product or service separately), we consider factors such as the stated contract prices, our overall pricing practices and objectives, go-to-market strategy, size and type of the transactions, and effects of the geographic area on pricing, among others. When the selling price of a product or service is highly variable, we may use the residual approach to determine the SSP of that product or service. Significant judgment may be required to determine the SSP for each distinct performance obligation when it involves the consideration of many market conditions and entity-specific factors discussed above. For the periods presented, we have not experienced significant changes to our estimates and judgments related to the determination of our SSPs.
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
As discussed above, while we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our impairment assessments for our goodwill and other long-lived assets. For the periods presented, we have not experienced significant changes to our estimates and judgments related to our goodwill or other long-lived assets impairment assessment. We believe our projected operating results and cash flows would need to be significantly less favorable to have a material impact on our impairment assessment. However, based upon our historical experience with operations, we do not believe there is a reasonable likelihood of a significant change in our projections.
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). We use the Black-Scholes valuation model to determine the fair value of our stock options and a Monte Carlo valuation model to determine the fair value of our market share units. Our valuation models and generally accepted valuation techniques require us to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the volatility of our stock price, expected dividend yield, employee turnover rates and employee stock option exercise behaviors. For the periods presented, we have not experienced significant changes to our estimates and judgments related to the fair value of our awards. See Note 12 to the accompanying consolidated financial statements for further discussion of our share-based employee benefit plans.
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
Contingencies and Litigation
We are subject to various proceedings, lawsuits and claims relating to products and services, technology, labor, stockholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered. The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities could have a material impact on our consolidated financial position or consolidated results of operations. For the periods presented, we have not experienced significant changes to our estimates and judgments related to the assessment of likelihood and in the determination of a range of potential losses.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2024 and 2023:

	September 30, 2024			September 30, 2023
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$150,667	$150,667	2.88%	$136,778	$136,778	3.05%

On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	399,500	$400,000	$386,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	864,000	900,000	803,250
Total	$1,300,000	$1,263,500	$1,300,000	$1,189,250
We have interest rate risk with respect to our unsecured revolving line of credit and term loans. Interest rates on amounts borrowed under the revolving line of credit and term loans are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of September 30, 2024, we had $210.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.396%, $258.8 million in outstanding balance of the $300 Million Term Loan at an interest rate of 6.344%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 6.281%.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2024 and 2023:

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	—
Singapore dollar (SGD)	SGD	7,404	$5,800	—

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	—
Singapore dollar (SGD)	SGD	8,569	$6,300	—
The foreign currency forward contracts were entered into on September 30, 2024 and 2023; therefore, their fair value was $0 at each of these dates.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Fair Isaac Corporation
Bozeman, Montana

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders' deficit, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of operations and cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Revenue Recognition – Contracts with Customers – Refer to Note 1 and Note 9 to the financial statements
Critical Audit Matter Description
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
The Company’s professional services include software implementation, consulting, model development and training. The transaction price can be a fixed amount or a variable amount based upon the time and materials expended. Revenue on fixed-price services is recognized using an input method based on labor hours expended, which the Company believes provides a faithful depiction of the transfer of services.
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
•We selected a sample of contracts and performed the following procedures:
◦Obtained and read the contract, including master agreements, renewal agreements, and other source documents that are part of the contract.
◦Confirmed the terms of the contract directly with the customer, including whether there are terms not formally included in the contract that may impact the identification of performance obligations and revenue recognition and performed alternative procedures in the event of nonreplies.

◦Tested management’s identification of the performance obligations within the customer contract.
◦Tested management’s estimation of variable consideration in the transaction price by evaluating the reasonableness of the inputs used in management’s estimates.

/s/	Deloitte & Touche LLP

San Diego, CA
November 6, 2024

We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	2023
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$150,667	$136,778
Accounts receivable, net	426,642	387,947
Prepaid expenses and other current assets	40,104	31,723
Total current assets	617,413	556,448
Marketable securities	45,289	33,014
Property and equipment, net	38,465	10,966
Operating lease right-of-use assets	29,580	25,703
Goodwill	782,752	773,327
Intangible assets, net	—	917
Deferred income taxes	86,513	59,136
Other assets	117,872	115,770
Total assets	$1,717,884	$1,575,281
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$22,473	$19,009
Accrued compensation and employee benefits	106,103	102,471
Other accrued liabilities	79,812	59,478
Deferred revenue	156,897	136,730
Current maturities on debt	15,000	50,000
Total current liabilities	380,285	367,688
Long-term debt	2,194,021	1,811,658
Operating lease liabilities	21,963	23,903
Other liabilities	84,294	60,022
Total liabilities	2,680,563	2,263,271
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,392 and 24,770 shares outstanding at September 30, 2024 and September 30, 2023, respectively)	244	248
Additional paid-in-capital	1,366,572	1,350,713
Treasury stock, at cost (64,465 and 64,087 shares at September 30, 2024 and September 30, 2023, respectively)	(6,138,736)	(5,324,865)
Retained earnings	3,900,870	3,388,059
Accumulated other comprehensive loss	(91,629)	(102,145)
Total stockholders’ deficit	(962,679)	(687,990)
Total liabilities and stockholders’ deficit	$1,717,884	$1,575,281
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2024	2023	2022
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$711,340	$640,182	$564,751
Professional services	86,536	99,547	105,876
Scores	919,650	773,828	706,643
Total revenues	1,717,526	1,513,557	1,377,270
Operating expenses:
Cost of revenues	348,206	311,053	302,174
Research and development	171,940	159,950	146,758
Selling, general and administrative	462,834	400,565	383,863
Amortization of intangible assets	917	1,100	2,061
Gain on product line asset sale	—	(1,941)	—
Total operating expenses	983,897	870,727	834,856
Operating income	733,629	642,830	542,414
Interest expense, net	(105,638)	(95,546)	(68,967)
Other income (expense), net	14,034	6,340	(2,138)
Income before income taxes	642,025	553,624	471,309
Provision for income taxes	129,214	124,249	97,768
Net income	512,811	429,375	373,541
Other comprehensive income (loss):
Foreign currency translation adjustments	10,516	22,557	(48,848)
Comprehensive income	$523,327	$451,932	$324,693
Earnings per share:
Basic	$20.78	$17.18	$14.34
Diluted	$20.45	$16.93	$14.18
Shares used in computing basic earnings per share:
Basic	24,676	24,986	26,042
Diluted	25,079	25,367	26,347

See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended September 30, 2024, 2023 and 2022

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2021	27,568	$276	$1,237,348	$(3,857,855)	$2,585,143	$(75,854)	$(110,942)
Share-based compensation	—	—	115,355	—	—	—	115,355
Issuance of treasury stock under employee stock plans	264	3	(53,115)	18,196	—	—	(34,916)
Repurchases of common stock	(2,678)	(27)	—	(1,096,110)	—	—	(1,096,137)
Net income	—	—	—	—	373,541	—	373,541
Foreign currency translation adjustments	—	—	—	—	—	(48,848)	(48,848)
Balance at September 30, 2022	25,154	252	1,299,588	(4,935,769)	2,958,684	(124,702)	(801,947)
Share-based compensation	—	—	123,847	—	—	—	123,847
Issuance of treasury stock under employee stock plans	231	2	(72,722)	18,245	—	—	(54,475)
Repurchases of common stock	(615)	(6)	—	(407,341)	—	—	(407,347)
Net income	—	—	—	—	429,375	—	429,375
Foreign currency translation adjustments	—	—	—	—	—	22,557	22,557
Balance at September 30, 2023	24,770	248	1,350,713	(5,324,865)	3,388,059	(102,145)	(687,990)
Share-based compensation	—	—	149,439	—	—	—	149,439
Issuance of treasury stock under employee stock plans	228	2	(133,580)	19,395	—	—	(114,183)
Repurchases of common stock	(606)	(6)	—	(833,266)	—	—	(833,272)
Net income	—	—	—	—	512,811	—	512,811
Foreign currency translation adjustments	—	—	—	—	—	10,516	10,516
Balance at September 30, 2024	24,392	$244	$1,366,572	$(6,138,736)	$3,900,870	$(91,629)	$(962,679)
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$512,811	$429,375	$373,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,827	14,638	20,465
Share-based compensation	149,439	123,847	115,355
Deferred income taxes	(27,330)	(47,378)	7,816
Net (gain) loss on marketable securities	(9,834)	(2,908)	9,269
Non-cash operating lease costs	12,423	14,708	15,922
Provision of doubtful accounts	1,675	1,475	2,800
Gain on product line asset sale	—	(1,941)	—
Net loss on sales and abandonment of property and equipment	438	547	193
Changes in operating assets and liabilities:
Accounts receivable	(34,144)	(70,117)	(31,557)
Prepaid expenses and other assets	(14,034)	(11,904)	7,368
Accounts payable	3,316	2,236	(2,802)
Accrued compensation and employee benefits	3,195	4,631	(3,637)
Other liabilities	7,216	(7,057)	(28,830)
Deferred revenue	13,966	18,763	23,547
Net cash provided by operating activities	632,964	468,915	509,450
Cash flows from investing activities:
Purchases of property and equipment	(8,884)	(4,237)	(6,029)
Capitalized internal-use software costs	(16,667)	—	—
Proceeds from sales of marketable securities	15,930	5,032	8,063
Purchases of marketable securities	(18,372)	(10,623)	(9,963)
Cash transferred, net of proceeds, from product line asset sale and business divestiture	—	(6,126)	2,258
Net cash used in investing activities	(27,993)	(15,954)	(5,671)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	947,000	407,000	1,039,000
Payments on revolving line of credit and term loans	(602,000)	(402,000)	(988,250)
Proceeds from issuance of senior notes	—	—	550,000
Payments on debt issuance costs	(706)	—	(8,819)
Payments on finance leases	(1,333)	—	—
Proceeds from issuance of treasury stock under employee stock plans	25,006	22,198	16,026
Taxes paid related to net share settlement of equity awards	(139,188)	(76,673)	(50,942)
Repurchases of common stock	(821,702)	(405,526)	(1,104,180)
Net cash used in financing activities	(592,923)	(455,001)	(547,165)
Effect of exchange rate changes on cash	1,841	5,616	(18,766)
Increase (decrease) in cash and cash equivalents	13,889	3,576	(62,152)
Cash and cash equivalents, beginning of year	136,778	133,202	195,354
Cash and cash equivalents, end of year	$150,667	$136,778	$133,202
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $859, $640 and $1,090 during the years ended September 30, 2024, 2023 and 2022, respectively	$133,716	$152,775	$65,332
Cash paid for interest	$106,388	$96,877	$57,208
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock	$13,391	$1,821	$—
Purchase of property and equipment included in accounts payable	$62	$106	$22
Finance lease obligation incurred	$11,740	$—	$—
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
1. Nature of Business and Summary of Significant Accounting Policies
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a leading applied analytics company. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 80 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure in the United States (“U.S.”) of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
Fair Value of Financial Instruments
The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit and term loans, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents and marketable securities investments are disclosed in Note 4. The fair value of our derivative instruments is disclosed in Note 5. The fair value of our senior notes is disclosed in Note 8.
Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in other income (expense). Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income (expense). We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity or available-for-sale during each of the three years ended September 30, 2024, 2023 and 2022. Investments with remaining maturities over one year are classified as long-term investments.
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Data processing equipment and purchased software	3 years	to	6 years
Internal-use software	4 years
Office furniture and equipment	3 years	to	7 years
Leasehold improvements	Shorter of estimated useful life or lease term
The cost and accumulated depreciation and amortization for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts, and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $9.4 million, $10.1 million and $15.2 million during fiscal 2024, 2023 and 2022, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
Internal-Use Software
Costs incurred to develop internal-use software during the application development stage are capitalized and reported at cost. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Amortization of capitalized costs are recorded within cost of revenues in our consolidated statements of income and comprehensive income.
Capitalized Software and Research and Development Costs
Software development costs relating to products to be sold in the normal course of business are expensed as incurred as research and development costs until technological feasibility is established. Technological feasibility for our products occurs approximately concurrently with the general release of our products; accordingly, we have not capitalized any development or production costs. Costs we incur to maintain and support our products are expensed in the period they are incurred and included in cost of revenues in our consolidated statements of income and comprehensive income.
Goodwill and Other Long-Lived Assets
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
For fiscal 2024, 2023 and 2022, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of either of our reporting units was less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for either of our reporting units for fiscal 2024, 2023 and 2022.
Our other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on other long-lived assets in fiscal 2024, 2023 and 2022.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services.
See Note 9 for further discussion on revenues.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
We recorded transactional foreign exchange gains (losses) of $(0.6) million, $(2.6) million and $1.9 million during fiscal 2024, 2023 and 2022, respectively.
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 12 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $12.3 million, $9.8 million and $8.1 million in fiscal 2024, 2023 and 2022, respectively.
New Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, in order to align the recognition of a contract liability with the definition of a performance obligation. We adopted ASU 2021-08 in the first quarter of fiscal 2024 and the adoption did not have a significant impact on our consolidated financial statements.
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
2. Product Line Asset Sale
During fiscal 2023, we sold certain assets related to our Siron compliance business within our Software segment and recorded a gain of $1.9 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
3. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$142,768	$142,768	$113,157	$113,157
Money market funds	731	731	23,621	23,621
Bank time deposits	7,168	7,168	—	—
Total	$150,667	$150,667	$136,778	$136,778
Marketable Securities:
Marketable securities	$36,044	$45,289	$31,100	$33,014
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of September 30, 2024 and 2023.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2024 and 2023.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of September 30, 2024 and 2023.
The following tables represent financial assets that we measured at fair value on a recurring basis at September 30, 2024 and 2023:

September 30, 2024	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2024
	(In thousands)
Assets:
Cash equivalents (1)	$7,899	$7,899
Marketable securities (2)	45,289	45,289
Total	$53,188	$53,188

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022

September 30, 2023	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2023
	(In thousands)
Assets:
Cash equivalents (1)	$23,621	$23,621
Marketable securities (2)	33,014	33,014
Total	$56,635	$56,635

(1)Included in cash and cash equivalents on our consolidated balance sheets at September 30, 2024 and 2023. Not included in these tables are cash deposits of $142.8 million and $113.2 million at September 30, 2024 and 2023, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our consolidated balance sheets at September 30, 2024 and 2023.
See Note 8 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2024, 2023 or 2022.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2024 and 2023:

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	—
Singapore dollar (SGD)	SGD	7,404	$5,800	—

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022

	September 30, 2023
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	12,900	$13,621	—
Buy foreign currency:
British pound (GBP)	GBP	10,700	$13,100	—
Singapore dollar (SGD)	SGD	8,569	$6,300	—
The foreign currency forward contracts were entered into on September 30, 2024 and 2023; therefore, their fair value was $0 at each of these dates.
Gains (losses) on derivative financial instruments were recorded in our consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Year Ended September 30,
	2024	2023	2022
	(In thousands)
Gain (loss) on foreign currency forward contracts	$1,580	$1,625	$(2,748)
6. Goodwill
The following table summarizes changes to goodwill during fiscal 2024 and 2023, both in total and as allocated to our segments. As of September 30, 2024, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2022	$146,648	$614,419	$761,067
Foreign currency translation adjustment	—	12,260	12,260
Balance at September 30, 2023	146,648	626,679	773,327
Foreign currency translation adjustment	—	9,425	9,425
Balance at September 30, 2024	$146,648	$636,104	$782,752

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
7. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at September 30, 2024 and 2023:

	September 30,
	2024	2023
	(In thousands)
Property and equipment, net:
Data processing equipment and purchased software	$74,084	$69,928
Internal-use software	16,510	—
Office furniture and equipment	9,473	12,296
Leasehold improvements	15,851	16,743
Less: accumulated depreciation and amortization	(77,453)	(88,001)
Total	$38,465	$10,966

Other accrued liabilities:
Interest payable	$21,663	$20,770
Other	58,149	38,708
Total	$79,812	$59,478
8. Debt
The following table represents our debt at carrying value at September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
	(In thousands)
Current maturities on debt:
Revolving line of credit	$—	$35,000
The $300 Million Term Loan	15,000	15,000
Current maturities on debt	15,000	50,000
Long-term debt:
Revolving line of credit	210,000	265,000
The $300 Million Term Loan	243,750	258,750
The $450 Million Term Loan	450,000	—
The 2018 Senior Notes	400,000	400,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
Less: debt issuance costs	(9,729)	(12,092)
Long-term debt	2,194,021	1,811,658
Total debt	$2,209,021	$1,861,658

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
Revolving Line of Credit and Term Loans
We have a $600 million unsecured revolving line of credit and a $300 million unsecured term loan (the “$300 Million Term Loan”) with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and the $300 Million Term Loan can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The $300 Million Term Loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. Interest rates on amounts borrowed under the revolving line of credit and the $300 Million Term Loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and the $300 Million Term Loan contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
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
As of September 30, 2024, we had $210.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 6.396%, $258.8 million in outstanding balance of the $300 Million Term Loan at an interest rate of 6.344%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 6.281%. We were in compliance with all financial covenants under the credit agreement as of September 30, 2024.
Future principal payments for the term loans are as follows:

Year Ending September 30,	(In thousands)
2025	$15,000
2026	693,750
Total	$708,750
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of September 30, 2024.
The following table presents the face values and fair values for the Senior Notes at September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$399,500	$400,000	$386,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	864,000	900,000	803,250
Total	$1,300,000	$1,263,500	$1,300,000	$1,189,250
Future principal payments for the Senior Notes are as follows:

Year Ending September 30,	(In thousands)
2026	$400,000
2027	—
2028	900,000
Total	$1,300,000
9. Revenue from Contracts with Customers
Contracts with Customers
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
Our SaaS products provide customers with access to and standard support for our software on a subscription basis, delivered through our own infrastructure or third-party cloud services. The SaaS transaction contracts typically include a guaranteed minimum fee per period that allows up to a certain level of usage and a consumption-based variable fee in excess of the minimum threshold; or a consumption-based variable fee not subject to a minimum threshold. The nature of our SaaS arrangements is to provide continuous access to our hosted solutions in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception — subject to any constraints that may apply — and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Variable consideration is estimated based on either the expected value or the most likely amount method depending on which method we expect to better predict the amount of consideration to which we will be entitled. Our estimates of variable consideration are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at contract inception and require judgment.
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
Disaggregation of Revenue
During fiscal 2023, we sold certain assets related to our Siron compliance business. The comparability of the data below is impacted as a result of this sale.
The following tables provide information about disaggregated revenue by primary geographical market:

	Year Ended September 30, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$905,266	$544,622	$1,449,888	84%
Europe, Middle East and Africa	5,908	163,618	169,526	10%
Asia Pacific	8,476	89,636	98,112	6%
Total	$919,650	$797,876	$1,717,526	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022

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
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Year Ended September 30,			Percentage of revenues
	2024	2023	2022	2024	2023	2022
	(Dollars in thousands)
On-premises software	$313,632	$292,763	$280,649	44%	46%	50%
SaaS software	397,708	347,419	284,102	56%	54%	50%
Total	$711,340	$640,182	$564,751	100%	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Year Ended September 30,			Percentage of revenues
	2024	2023	2022	2024	2023	2022
	(Dollars in thousands)
Platform software	$200,004	$154,750	$116,252	28%	24%	21%
Non-Platform software	511,336	485,432	448,499	72%	76%	79%
Total	$711,340	$640,182	$564,751	100%	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Year Ended September 30,			Percentage of revenues
	2024	2023	2022	2024	2023	2022
	(Dollars in thousands)
Software recognized at a point in time (1)	$76,284	$72,843	$75,647	11%	11%	13%
Software recognized over contract term (2)	635,056	567,339	489,104	89%	89%	87%
Total	$711,340	$640,182	$564,751	100%	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Year Ended September 30,			Percentage of revenues
	2024	2023	2022	2024	2023	2022
	(Dollars in thousands)
Business-to-business Scores	$711,843	$560,995	$475,442	77%	72%	67%
Business-to-consumer Scores	207,807	212,833	231,201	23%	28%	33%
Total	$919,650	$773,828	$706,643	100%	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 45%, 41% and 39% of our total revenues in fiscal 2024, 2023 and 2022, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in fiscal 2024 and 2023, and two each contributing more than 10% of our total revenues in fiscal 2022. At each of September 30, 2024 and September 30, 2023, one individual customer accounted for 10% or more of total consolidated receivables.
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
Receivables at September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
	(In thousands)
Billed	$264,942	$234,745
Unbilled	210,795	203,896
	475,737	438,641
Less: allowance for doubtful accounts	(6,454)	(4,978)
Net receivables	469,283	433,663
Less: long-term receivables (*)	(42,641)	(45,716)
Short-term receivables (*)	$426,642	$387,947

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying consolidated balance sheets.
Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2024	2023
	(In thousands)
Allowance for doubtful accounts, beginning balance	$4,978	$4,218
Add: expense	1,675	1,475
Less: write-offs (net of recoveries)	(199)	(715)
Allowance for doubtful accounts, ending balance	$6,454	$4,978
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022

	Year Ended September 30,
	2024	2023
	(In thousands)
Deferred revenues, beginning balance	$143,235	$126,560
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(133,554)	(113,341)
Increases due to billings, excluding amounts recognized as revenue during the period	150,528	130,016
Deferred revenues, ending balance (*)	$160,209	$143,235

(*) Deferred revenues at September 30, 2024 included current portion of $156.9 million and long-term portion of $3.3 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets. Deferred revenues at September 30, 2023 included current portion of $136.7 million and long-term portion of $6.5 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $507.3 million as of September 30, 2024, approximately 50% of which we expect to recognize over the next 14 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $470.5 million as of September 30, 2023.
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
Years Ended September 30, 2024, 2023 and 2022
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
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying consolidated balance sheets, were $60.5 million and $58.6 million at September 30, 2024 and 2023, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income. The amount of amortization was $9.2 million, $8.2 million, and $7.2 million during the years ended September 30, 2024, 2023 and 2022, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.
10. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $9.5 million, $8.9 million and $8.2 million during fiscal 2024, 2023 and 2022, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based upon the achievement of certain financial and performance objectives subject to the discretion of management. For executive officers, such discretion is exercised by the Leadership Development and Compensation Committee of our Board of Directors. Total expenses under our employee incentive plans were $62.5 million, $57.8 million and $55.7 million during fiscal 2024, 2023 and 2022, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
11. Income Taxes
The provision for income taxes was as follows during fiscal 2024, 2023 and 2022:

	Year ended September 30,
	2024	2023	2022
	(In thousands)
Current:
Federal	$110,402	$112,456	$50,403
State	10,199	16,844	8,952
Foreign	35,943	42,327	30,597
	156,544	171,627	89,952
Deferred:
Federal	(26,227)	(37,884)	8,165
State	(1,712)	(15,025)	507
Foreign	609	5,531	(856)
	(27,330)	(47,378)	7,816
Total provision	$129,214	$124,249	$97,768
The foreign provision was based on foreign pre-tax earnings of $150.8 million, $172.7 million and $136.0 million in fiscal 2024, 2023 and 2022, respectively. Current foreign tax expense related to foreign tax withholdings was $14.6 million, $12.3 million and $9.5 million in fiscal 2024, 2023 and 2022, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

Deferred tax assets and liabilities at September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$7,717	$12,309
Compensation benefits	32,093	30,490
Operating lease liabilities	7,881	9,396
Research and development costs	67,795	34,730
Other assets	18,241	17,327
	133,727	104,252
Less: valuation allowance	—	(2,183)
Total deferred tax assets	133,727	102,069
Deferred tax liabilities:
Intangible assets	(7,812)	(7,226)
Deferred commission	(14,484)	(14,017)
Operating lease right-of-use assets	(7,240)	(6,228)
Other liabilities	(17,678)	(15,462)
Total deferred tax liabilities	(47,214)	(42,933)
Deferred tax assets, net	$86,513	$59,136
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets at September 30, 2024.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
As of September 30, 2024, we had available U.S. federal net operating loss (“NOL”) carryforwards of approximately $2.8 million. The U.S. federal NOLs were acquired in connection with our acquisitions of Adeptra in fiscal 2012 and Infoglide in fiscal 2013. The U.S. federal NOL carryforwards will expire at various dates beginning in fiscal 2026, if not utilized. Utilization of the U.S. federal NOLs is subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. We had available an excess California state research credit of approximately $7.1 million as of September 30, 2024.
A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before provision for income taxes for fiscal 2024, 2023 and 2022 is shown below:

	Year Ended September 30,
	2024	2023	2022
	(In thousands)
Income tax provision at U.S. federal statutory rate	$134,825	$116,261	$98,975
State income taxes, net of U.S. federal benefit	13,109	14,135	8,359
Foreign tax rate differential	6,675	9,489	3,058
Research credits	(5,472)	(3,600)	(5,932)
Valuation allowance	(2,183)	(14,451)	(11,768)
Excess tax benefits relating to share-based compensation	(14,907)	(949)	702
GILTI, FDII, BEAT and FTC	(9,265)	(9,010)	(2,491)
Other	6,432	12,374	6,865
Recorded income tax provision	$129,214	$124,249	$97,768
As of September 30, 2024, we had approximately $82.6 million of unremitted earnings of non-U.S. subsidiaries. The Company has provided $2.8 million of deferred tax liabilities for foreign withholding taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that are not permanently reinvested outside the U.S. For other jurisdictions permanently reinvested, the Company expects the net impact of any future repatriations to be immaterial to the Company’s overall tax liability.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2024	2023	2022
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$13,849	$12,980	$10,897
Gross increases for tax positions in prior years	4,769	—	593
Gross decreases for tax positions in prior years	(1,956)	(1,127)	—
Gross increases based on tax positions related to the current year	4,277	3,650	3,250
Decreases for settlements and payments	—	(523)	—
Decreases due to statute expiration	(1,060)	(1,131)	(1,760)
Gross unrecognized tax benefits at end of year	$19,879	$13,849	$12,980
We had $19.9 million of total unrecognized tax benefits as of September 30, 2024, including $18.6 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
We recognize interest expense and penalties related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2024, we had accrued interest of $1.7 million related to the unrecognized tax benefits.
12. Share-Based Employee Benefit Plans
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
Stock option awards have a maximum term of ten years. In general, stock option awards and stock unit awards not subject to market or performance conditions vest annually over four years. Stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria. At September 30, 2024, there were 4,435,309 shares available for issuance as new awards under the 2021 Plan.
Description of Employee Stock Purchase Plan
We maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Eligible employees may elect to have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price of FICO common stock on the last trading day of each offering period. Offering period means approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. At September 30, 2024, there were 839,175 shares available for issuance under the 2019 Purchase Plan.
We satisfy stock option exercises, vesting of stock units and the 2019 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $149.4 million, $123.8 million and $115.4 million in fiscal 2024, 2023 and 2022, respectively. The total tax benefit related to this share-based compensation expense was $15.9 million, $13.8 million and $13.5 million in fiscal 2024, 2023 and 2022, respectively. As of September 30, 2024, there was $213.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.37 years.
In fiscal 2024 we received $8.3 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $10.2 million.
Share-Based Activity
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2024:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2023	376	$508.23
Granted	97	1,150.58
Released	(148)	478.44
Forfeited	(20)	567.62
Outstanding at September 30, 2024	305	$724.40
The weighted-average fair value of the RSUs granted was $1,150.58, $620.51 and $416.62 during fiscal 2024, 2023 and 2022, respectively. The total intrinsic value of the RSUs that vested was $171.0 million, $101.1 million and $97.3 million during fiscal 2024, 2023 and 2022, respectively, determined as of the date of vesting.
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
The following table summarizes the PSUs activity during fiscal 2024:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2023	115	$519.54
Granted	35	1,134.39
Released	(57)	502.66
Forfeited	(8)	529.92
Outstanding at September 30, 2024	85	$786.85
The weighted-average fair value of the PSUs granted was $1,134.39, $615.45 and $407.49 during fiscal 2024, 2023 and 2022, respectively. The total intrinsic value of the PSUs that vested was $65.2 million, $40.3 million and $25.9 million during fiscal 2024, 2023 and 2022, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to the Russell 3000 Index over performance periods of one, two and three years. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022

Expected volatility in FICO’s stock price	36.3%	47.3%	42.3%
Expected volatility in Russell 3000 Index	18.2%	26.0%	23.3%
Correlation between FICO and the Russell 3000 Index	60.3%	73.5%	74.7%
Risk-free interest rate	4.39%	4.02%	0.97%
Average expected dividend yield	—%	—%	—%
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
The following table summarizes the MSUs activity during fiscal 2024:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2023	87	$844.24
Granted	64	1,014.75
Released	(84)	737.77
Forfeited	(5)	845.67
Outstanding at September 30, 2024	62	$1,161.62
The weighted-average fair value of the MSUs granted was $1,014.75, $822.96 and $493.66 during fiscal 2024, 2023 and 2022, respectively. The total intrinsic value of the MSUs that vested was $95.0 million, $42.2 million and $7.8 million during fiscal 2024, 2023 and 2022, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2024, 2023 and 2022:

	Year Ended September 30,
	2024			2023			2022
Stock Options:
Weighted-average expected term (years)			4.46			5.23			4.43
Expected volatility (range)	33.6	-	33.9%	33.4	-	35.5%	32.9	-	34.1%
Weighted-average volatility			33.7%			33.5%			33.2%
Risk-free interest rate (range)	4.18	-	4.30%	3.40	-	4.49%	1.18	-	2.85%
Weighted-average expected dividend yield			—%			—%			—%
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
The following table summarizes option activity during fiscal 2024:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2023	227	$387.95
Granted	9	1,198.00
Exercised	(47)	176.46
Outstanding at September 30, 2024	189	$479.26	3.30	$277,150
Exercisable at September 30, 2024	119	$290.75	1.98	$196,829
Vested or expected to vest at September 30, 2024	185	$471.93	3.25	$272,681
The weighted-average fair value of options granted was $419.00, $289.54 and $134.91 during fiscal 2024, 2023 and 2022, respectively. The aggregate intrinsic value of options outstanding at September 30, 2024 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 189,000 outstanding options that had exercise prices lower than the $1,943.52 market price of our common stock at September 30, 2024. The total intrinsic value of options exercised was $49.1 million, $16.7 million and $14.5 million during fiscal 2024, 2023 and 2022, respectively, determined as of the date of exercise.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
Employee Stock Purchase Plan
The compensation expense on the 2019 Purchase Plan arises from the 15% discount offered to participants. A total of 13,721, 21,876, and 32,528 shares of our common stock were issued under the 2019 Purchase Plan during fiscal 2024, 2023 and 2022, respectively. The weighted-average purchase price was $1,217.05, $646.37, and $393.95 per share for fiscal 2024, 2023 and 2022, respectively.
13. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$512,811	$429,375	$373,541
Denominator — share:
Basic weighted-average shares	24,676	24,986	26,042
Effect of dilutive securities	403	381	305
Diluted weighted-average shares	25,079	25,367	26,347
Earnings per share:
Basic	$20.78	$17.18	$14.34
Diluted	$20.45	$16.93	$14.18
Anti-dilutive share-based awards excluded from the calculations of diluted EPS were immaterial during the years presented.
14. Segment Information
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
The following tables summarize segment information for fiscal 2024, 2023 and 2022:

	Year Ended September 30, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$711,340	$—	$711,340
Professional services	—	86,536	—	86,536
Scores	919,650	—	—	919,650
Total segment revenues	919,650	797,876	—	1,717,526
Segment operating expense	(106,296)	(540,347)	(186,898)	(833,541)
Segment operating income	$813,354	$257,529	$(186,898)	$883,985
Unallocated share-based compensation expense				(149,439)
Unallocated amortization expense				(917)
Operating income				733,629
Unallocated interest expense, net				(105,638)
Unallocated other income, net				14,034
Income before income taxes				$642,025
Depreciation and amortization	$451	$8,881	$66	$9,398

	Year Ended September 30, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$640,182	$—	$640,182
Professional services	—	99,547	—	99,547
Scores	773,828	—	—	773,828
Total segment revenues	773,828	739,729	—	1,513,557
Segment operating expense	(92,757)	(498,538)	(156,426)	(747,721)
Segment operating income	$681,071	$241,191	$(156,426)	765,836
Unallocated share-based compensation expense				(123,847)
Unallocated amortization expense				(1,100)
Unallocated gain on product line asset sale				1,941
Operating income				642,830
Unallocated interest expense, net				(95,546)
Unallocated other income, net				6,340
Income before income taxes				$553,624
Depreciation and amortization	$485	$9,550	$71	$10,106

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022

	Year Ended September 30, 2022
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$564,751	$—	$564,751
Professional services	—	105,876	—	105,876
Scores	706,643	—	—	706,643
Total segment revenues	706,643	670,627	—	1,377,270
Segment operating expense	(87,288)	(487,505)	(142,647)	(717,440)
Segment operating income	$619,355	$183,122	$(142,647)	659,830
Unallocated share-based compensation expense				(115,355)
Unallocated amortization expense				(2,061)
Operating income				542,414
Unallocated interest expense, net				(68,967)
Unallocated other expense, net				(2,138)
Income before income taxes				$471,309
Depreciation and amortization	$723	$14,412	$107	$15,242
Long-lived assets held outside of the U.S. were immaterial at September 30, 2024 and 2023.
15. Leases
We lease office space and data centers under operating lease arrangements, which constitute the majority of our lease obligations. We also enter into finance lease agreements from time to time for certain computer equipment. For any lease with a lease term in excess of 12 months, the related lease assets and liabilities are recognized on our consolidated balance sheets as operating leases or finance leases at the commencement of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components, and we have elected to combine these components together and account for them as a single lease component for all classes of assets. Leases with a lease term of 12 months or less are not recorded on our consolidated balance sheets. Furthermore, we recognize lease expense for these leases on a straight-line basis over the lease term.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
The following table presents the lease balances within the accompanying consolidated balance sheets as of September 30, 2024 and 2023:

	Balance Sheet Location	September 30,
		2024	2023
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$29,580	$25,703
Finance leases (*)	Property and equipment, net	9,881	—
Total lease assets		$39,461	$25,703
Liabilities
Current:
Operating leases	Other accrued liabilities	$11,555	$16,336
Finance leases	Other accrued liabilities	3,144	—
Non-current:
Operating leases	Operating lease liabilities	21,963	23,903
Finance leases	Other liabilities	7,263	—
Total lease liabilities		$43,925	$40,239

(*) Finance leases were recorded net of accumulated depreciation of $1.9 million at September 30, 2024.
The components of our operating and finance lease expenses were as follows:

	Year Ended September 30,
	2024	2023	2022
	(In thousands)
Operating lease cost	$14,421	$16,594	$18,426
Finance lease cost:
Depreciation of lease assets	1,859	—	—
Interest on lease liabilities	369	—	—
Short-term lease cost	811	461	201
Variable lease cost	2,060	2,363	2,091
Sublease income	(1,073)	(429)	—
Total lease cost	$18,447	$18,989	$20,718
The following table presents weighted-average remaining lease terms and weighted-average discount rates related to our operating and finance leases:

	September 30,
	2024	2023
Operating leases:
Weighted-average remaining lease term (in months)	44	35
Weighted-average discount rate	6.41%	4.58%
Finance leases:
Weighted-average remaining lease term (in months)	40	0
Weighted-average discount rate	5.52%	—%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
Supplemental cash flow information related to our non-cancellable leases was as follows:

	Year Ended September 30,
	2024	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$18,153	$19,780	$22,021
Operating cash outflow for finance leases	369	—	—
Financing cash outflow for finance leases	1,333	—	—
Lease assets obtained in exchange for new lease liabilities:
Operating leases	22,433	4,150	7,505
Finance leases	11,740	—	—
Future lease payments under our non-cancellable leases as of September 30, 2024 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
Fiscal 2025	$13,378	$3,625
Fiscal 2026	9,805	3,625
Fiscal 2027	5,618	3,625
Fiscal 2028	4,439	441
Fiscal 2029	2,626	—
Thereafter	2,039	—
Total future undiscounted lease payments	37,905	11,316
Less imputed interest	(4,387)	(909)
Total reported lease liabilities	$33,518	$10,407
The amounts above do not include contractual sublease income totaling $0.5 million, $0.4 million, and $0.2 million during fiscal 2025, 2026, and 2027, respectively.
16. Commitments
In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. Our purchase obligations primarily relate to a third-party data center hosting agreement, subscription arrangements, and service agreements.
Future minimum payments under our non-cancellable purchase obligations as of September 30, 2024 were as follows:

Year Ending September 30,	(In thousands)
2025	$62,271
2026	57,835
2027	2,594
Total	$122,700
We are also a party to a management agreement with 17 of our executives providing for certain payments and other benefits in the event of a qualified change in control of FICO, coupled with a termination of the officer during the following year.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2024, 2023 and 2022
17. Contingencies
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
18. Guarantees
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2024, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Our Director Nominees” in our 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024.
Our executive officers as of September 30, 2024 were as follows:

Name	Positions Held	Age
William J. Lansing	January 2012 - present, Chief Executive Officer and member of the Board of Directors of the Company. February 2009-November 2010, Chief Executive Officer and President, Infospace, Inc. 2004-2007, Chief Executive Officer and President, ValueVision Media, Inc. 2001-2003, General Partner, General Atlantic LLC. 2000-2001, Chief Executive Officer, NBC Internet, Inc. 1998-2000, President/Chief Executive Officer, Fingerhut Companies, Inc. 1996-1998, Vice President, Corporate Business Development, General Electric Company. 1996, Executive Vice President, Chief Operating Officer, Prodigy, Inc. 1986-1995, various positions, McKinsey & Company, Inc.	66

Steven P. Weber	May 2023 – present, Executive Vice President, Chief Financial Officer of the Company. January 2023 – May 2023, Vice President, Interim Chief Financial Officer of the Company. March 2021 – January 2023, Vice President, Treasurer, Tax and Investor Relations of the Company. November 2010 – March 2021, Vice President of Investor Relations and Treasurer of the Company. April 2003 – November 2010, various positions with the Company. September 2001 – April 2003, Senior Financial Analyst, Metris Companies. 1990 – 2001, various positions, Foodservice News.	61

Nikhil Behl	July 2024 – present, Executive Vice President, Software of the Company. August 2023 – July 2024, Executive Vice President, Chief Marketing Officer of the Company. April 2014 – August 2023, Vice President, Chief Marketing Officer of the Company. October 2013 – April 2014, Consultant to the Company. February 2012 – October 2013, Chief Executive Officer of Supplizer. August 2011 – January 2012, Chief Executive Officer of Zoostores.com. July 2010 – August 2011, Chief Executive Officer – Mercantila Business Unit of Infospace. 2007 – 2010, Chief Merchandising Officer of Mercantila. 1995 – June 2007, various positions, including VP Sales & Operations and VP Sales & Customer Service, Home & Home Office Store of Hewlett Packard.	50

Thomas A. Bowers	August 2020-present, Executive Vice President, Corporate Strategy of the Company. September 2019-August 2020, Vice President, Business Consulting of the Company. April 2018-September 2019, Founder and Managing Partner, M Cubed Development, LLC. August 2012-March 2018, Executive Vice President, American Savings Bank. 1987-2012, Senior partner and various positions, McKinsey & Company, Inc.	69

Richard S. Deal	November 2015 - present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007-November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001-August 2007, Vice President, Human Resources of the Company. 1998-2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993-1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	57

Michael S. Leonard	November 2011 - present, Vice President, Chief Accounting Officer of the Company. November 2007-November 2011, Senior Director, Finance of the Company. July 2000-November 2007, Director, Finance of the Company. 1998-2000, Controller of Natural Alternatives International, Inc. 1994-1998, various audit staff positions at KPMG LLP.	59

Mark R. Scadina	February 2009 - present, Executive Vice President, General Counsel and Corporate Secretary of the Company. June 2007-February 2009, Senior Vice President, General Counsel and Corporate Secretary of the Company. 2003-2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999-2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994-1999, Associate, Pennie and Edmonds LLP.	55

James M. Wehmann	April 2012 - present, Executive Vice President, Scores of the Company. November 2003-March 2012, Vice President/Senior Vice President, Global Marketing, Digital River, Inc. March 2002-June 2003, Vice President, Marketing, Brylane, Inc. September 2000-March 2002, Senior Vice President, Marketing, New Customer Acquisition, Bank One. 1993-2000, various roles, including Senior Vice President, Marketing, Fingerhut Companies, Inc.	59

Information regarding compliance with Section 16(a) of the Securities Exchange Act, as applicable, and regarding material changes, if any, to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors is incorporated by reference from the information in our 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024.
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
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024.
The required information regarding the Company’s insider trading policies is incorporated by reference from the information under the caption “Insider Trading Policy” in our 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation for Fiscal 2024” and “Executive Compensation” in our 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the caption “Certain Relationships and Related Persons Transactions” in our 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement to be filed with the SEC within 120 days after September 30, 2024.

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

10.40	Form of Market Share Unit Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.41	Fair Isaac Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 4, 2019.) (1)

10.42
Letter Agreement dated August 26, 2020 by and between the Company and Stephanie Covert. (Incorporated by reference to Exhibit 10.58 to the Company’s Form 10-K for the fiscal year ended September 30, 2020.) (1)

10.43
Letter Agreement dated August 26, 2020 by and between the Company and Thomas A. Bowers. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2020.) (1)

10.44
Second Amended and Restated Credit Agreement among the Company, Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent dated as of August 19, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2021).

10.45
First Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of October 20, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2021).

10.46
Second Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of November 3, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2022).

10.47
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

10.54	Form of Market Share Unit Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended September 30, 2021) (1).

10.55	Form of Indemnification Agreement between the Company and its executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2023) (1).

10.56	Letter Agreement, effective May 15, 2023, by and between the Company and Steven P. Weber (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2023) (1).

10.57	Market Share Unit Agreement, dated June 5, 2023, by and between the Company and William J. Lansing (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2023) (1).

10.58
Non-Statutory Stock Option Agreement, dated June 5, 2023, by and between the Company and William J. Lansing (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2023) (1).

10.59
Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.60
Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.61
Form of Executive Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.62 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.62
Form of Executive Market Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.63
Letter Agreement, dated as of August 22, 2023, by and between the Company and Nikhil Behl (Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.64	Letter Agreement, dated November 2, 2023, between Stephanie Covert and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 8, 2023) (1).

19.1*	Fair Isaac Corporation Statement of Company Policy as to Trades in the Company’s Securities By Company Personnel and Confidential Information

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1*	Section 1350 Certification of CEO.

32.2*	Section 1350 Certification of CFO.

97.1	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2023).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)Management contract or compensatory plan or arrangement.

*	Filed herewith.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
DATE: November 6, 2024
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

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 6, 2024
William J. Lansing

/s/ STEVEN P. WEBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 6, 2024
Steven P. Weber

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 6, 2024
Michael S. Leonard

/s/ FABIOLA R. ARREDONDO	Director	November 6, 2024
Fabiola R. Arredondo

/s/ BRADEN R. KELLY	Director	November 6, 2024
Braden R. Kelly

/s/ JAMES D. KIRSNER	Director	November 6, 2024
James D. Kirsner

/s/ EVA MANOLIS	Director	November 6, 2024
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 6, 2024
Marc F. McMorris

/s/ JOANNA REES	Director	November 6, 2024
Joanna Rees

/s/ DAVID A. REY	Director	November 6, 2024
David A. Rey

/s/ H. TAYLOE STANSBURY	Director	November 6, 2024
H. Tayloe Stansbury