Form 10-Q
period 2024-12-31
FAIR ISAAC CORP
filed 2025-02-04
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
The number of shares of common stock outstanding on January 21, 2025 was 24,418,138 (excluding 64,438,645 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2024	September 30, 2024
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$184,254	$150,667
Accounts receivable, net	350,924	426,642
Prepaid expenses and other current assets	60,658	$40,104
Total current assets	595,836	617,413
Marketable securities	45,925	$45,289
Property and equipment, net	43,018	38,465
Operating lease right-of-use assets	28,309	29,580
Goodwill	775,551	782,752
Deferred income taxes	93,485	86,513
Other assets	124,484	117,872
Total assets	$1,706,608	$1,717,884
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$23,190	$22,473
Accrued compensation and employee benefits	77,109	106,103
Other accrued liabilities	50,662	79,812
Deferred revenue	165,359	156,897
Current maturities on debt	15,000	15,000
Total current liabilities	331,320	380,285
Long-term debt	2,406,100	2,194,021
Operating lease liabilities	20,881	21,963
Other liabilities	86,471	84,294
Total liabilities	2,844,772	2,680,563
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,443 and 24,392 shares outstanding at December 31, 2024 and September 30, 2024, respectively)	244	244
Additional paid-in-capital	1,201,828	1,366,572
Treasury stock, at cost (64,414 and 64,465 shares at December 31, 2024 and September 30, 2024, respectively)	(6,285,951)	(6,138,736)
Retained earnings	4,053,398	3,900,870
Accumulated other comprehensive loss	(107,683)	(91,629)
Total stockholders’ deficit	(1,138,164)	(962,679)
Total liabilities and stockholders’ deficit	$1,706,608	$1,717,884
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2024	2023
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$186,011	$168,668
Professional services	18,282	21,279
Scores	235,675	192,112
Total revenues	439,968	382,059
Operating expenses:
Cost of revenues	87,345	83,461
Research and development	45,145	42,635
Selling, general and administrative	127,950	104,329
Amortization of intangible assets	—	275
Total operating expenses	260,440	230,700
Operating income	179,528	151,359
Interest expense, net	(29,488)	(24,162)
Other income, net	89	3,393
Income before income taxes	150,129	130,590
Income tax provision (benefit)	(2,399)	9,525
Net income	152,528	121,065
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,054)	8,703
Comprehensive income	$136,474	$129,768
Earnings per share:
Basic	$6.26	$4.89
Diluted	$6.14	$4.80
Shares used in computing earnings per share:
Basic	24,378	24,764
Diluted	24,827	25,219

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2024	24,392	$244	$1,366,572	$(6,138,736)	$3,900,870	$(91,629)	$(962,679)
Share-based compensation	—	—	40,654	—	—	—	40,654
Issuance of treasury stock under employee stock plans	130	1	(205,398)	12,533	—	—	(192,864)
Repurchases of common stock	(79)	(1)	—	(159,748)	—	—	(159,749)
Net income	—	—	—	—	152,528	—	152,528
Foreign currency translation adjustments	—	—	—	—	—	(16,054)	(16,054)
Balance at December 31, 2024	24,443	$244	$1,201,828	$(6,285,951)	$4,053,398	$(107,683)	$(1,138,164)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2023	24,770	$248	$1,350,713	$(5,324,865)	$3,388,059	$(102,145)	$(687,990)
Share-based compensation	—	—	31,574	—	—	—	31,574
Issuance of treasury stock under employee stock plans	187	2	(143,156)	15,741	—	—	(127,413)
Repurchases of common stock	(78)	(1)	—	(71,703)	—	—	(71,704)
Net income	—	—	—	—	121,065	—	121,065
Foreign currency translation adjustments	—	—	—	—	—	8,703	8,703
Balance at December 31, 2023	24,879	$249	$1,239,131	$(5,380,827)	$3,509,124	$(93,442)	$(725,765)

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$152,528	$121,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,535	2,824
Share-based compensation	40,654	31,574
Deferred income taxes	(5,947)	(4,435)
Net (gain) loss on marketable securities	1,135	(2,884)
Non-cash operating lease costs	2,840	3,500
Provision for doubtful accounts	495	419
Net (gain) loss on sales and abandonment of property and equipment	(8)	400
Changes in operating assets and liabilities:
Accounts receivable	57,370	27,399
Prepaid expenses and other assets	(19,768)	(13,457)
Accounts payable	841	(642)
Accrued compensation and employee benefits	(27,125)	(35,141)
Other liabilities	(26,238)	(16,490)
Deferred revenue	13,685	7,988
Net cash provided by operating activities	193,997	122,120
Cash flows from investing activities:
Purchases of property and equipment	(841)	(1,361)
Capitalized internal-use software costs	(6,330)	—
Proceeds from sales of marketable securities	375	13,167
Purchases of marketable securities	(2,146)	(14,224)
Net cash used in investing activities	(8,942)	(2,418)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	275,000	170,000
Payments on revolving line of credit and term loans	(63,750)	(70,750)
Payments on finance leases	(22)	—
Proceeds from issuance of treasury stock under employee stock plans	3,261	4,499
Taxes paid related to net share settlement of equity awards	(196,126)	(131,911)
Repurchases of common stock	(162,581)	(71,704)
Net cash used in financing activities	(144,218)	(99,866)
Effect of exchange rate changes on cash	(7,250)	3,807
Increase in cash and cash equivalents	33,587	23,643
Cash and cash equivalents, beginning of period	150,667	136,778
Cash and cash equivalents, end of period	$184,254	$160,421
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $236 and $10 during the quarters ended December 31, 2024 and 2023, respectively	$21,778	$4,926
Cash paid for interest	$43,714	$38,236
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$229	$178
Unsettled repurchases of common stock	$10,559	$—

See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a global analytics software leader. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 80 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO® Scores — the standard measure in the United States (“U.S.”) of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
The condensed consolidated financial statements include the accounts of FICO and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
We make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the disclosures made in the accompanying notes. For example, we use estimates in determining the appropriate levels of various accruals; variable considerations included in the transaction price and standalone selling price of each performance obligation for our customer contracts; labor hours in connection with fixed-fee service contracts; the amount of our tax provision; and the realizability of deferred tax assets. We also use estimates in determining the remaining economic lives and carrying values of property and equipment and other long-lived assets. In addition, we use assumptions to estimate the fair value of reporting units and share-based compensation. Actual results may differ from our estimates.
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that it will be effective for our annual periods beginning October 1, 2024, and our interim periods beginning October 1, 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.
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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of certain income statement expenses an entity presents on the face of the income statement into specified categories in disclosures within the footnotes to the financial statements, including employee compensation, depreciation, intangible asset amortization, and certain other expenses, when applicable. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which means that it will be effective for our annual periods beginning October 1, 2027, and our interim periods beginning October 1, 2028. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of December 31, 2024 and September 30, 2024.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2024 and September 30, 2024.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not have any assets or liabilities that are valued using inputs identified under a Level 3 hierarchy as of December 31, 2024 and September 30, 2024.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2024 and September 30, 2024:

December 31, 2024	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2024
	(In thousands)
Assets:
Cash equivalents (1)	$740	$740
Marketable securities (2)	45,925	45,925
Total	$46,665	$46,665

September 30, 2024	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2024
	(In thousands)
Assets:
Cash equivalents (1)	$7,899	$7,899
Marketable securities (2)	45,289	45,289
Total	$53,188	$53,188

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at December 31, 2024 and September 30, 2024. Not included in these tables are cash deposits of $183.5 million and $142.8 million at December 31, 2024 and September 30, 2024, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at December 31, 2024 and September 30, 2024.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters ended December 31, 2024 and 2023.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2024 and September 30, 2024:

	December 31, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	8,600	$8,958	$—
Buy foreign currency:
British pound (GBP)	GBP	8,460	$10,600	$—
Singapore dollar (SGD)	SGD	8,967	$6,600	$—

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	$—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	$—
Singapore dollar (SGD)	SGD	7,404	$5,800	$—
The foreign currency forward contracts were entered into on December 31, 2024 and September 30, 2024; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended December 31,
	2024	2023
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(1,384)	$541

4. Goodwill
The following table summarizes changes to goodwill during the quarter ended December 31, 2024, both in total and as allocated to our segments. As of December 31, 2024, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2024	$146,648	$636,104	$782,752
Foreign currency translation adjustment	—	(7,201)	(7,201)
Balance at December 31, 2024	$146,648	$628,903	$775,551

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net and other accrued liabilities at December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
	(In thousands)
Property and equipment, net:
Property and equipment	$88,171	$99,408
Internal-use software	22,996	16,510
Less: accumulated depreciation and amortization	(68,149)	(77,453)
Total	$43,018	$38,465

Other accrued liabilities:
Interest payable	$7,880	$21,663
Other	42,782	58,149
Total	$50,662	$79,812
6. Debt
The following table represents our debt at carrying value at December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
	(In thousands)
Current maturities on debt:
The $300 Million Term Loan	15,000	15,000
Long-term debt:
Revolving line of credit	425,000	210,000
The $300 Million Term Loan	240,000	243,750
The $450 Million Term Loan	450,000	450,000
The 2018 Senior Notes	400,000	400,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
Less: debt issuance costs	(8,900)	(9,729)
Long-term debt	2,406,100	2,194,021
Total debt	$2,421,100	$2,209,021

Revolving Line of Credit and Term Loans
We have a $600 million unsecured revolving line of credit, a $300 million unsecured term loan (the “$300 Million Term Loan”), and a $450 million unsecured term loan (the “$450 Million Term Loan”) with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and the term loans can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The $300 Million Term Loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. We have no obligation to make scheduled principal payments on the $450 Million Term Loan prior to the maturity date, but may prepay the $450 Million Term Loan, without premium or penalty, in whole or in part. Interest rates on amounts borrowed under the revolving line of credit and the term loans are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and the term loans contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
As of December 31, 2024, we had $425.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.762%, $255.0 million in outstanding balance of the $300 Million Term Loan at an interest rate of 5.794%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 5.745%. We were in compliance with all financial covenants under the credit agreement as of December 31, 2024.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of December 31, 2024.
The following table presents the face values and fair values for the Senior Notes at December 31, 2024 and September 30, 2024:

	December 31, 2024		September 30, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$398,000	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	849,375	900,000	864,000
Total	$1,300,000	$1,247,375	$1,300,000	$1,263,500

7. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended December 31, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$232,966	$146,909	$379,875	87%
Europe, Middle East and Africa	1,877	34,482	36,359	8%
Asia Pacific	832	22,902	23,734	5%
Total	$235,675	$204,293	$439,968	100%

	Quarter Ended December 31, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$184,948	$133,562	$318,510	83%
Europe, Middle East and Africa	1,308	35,060	36,368	10%
Asia Pacific	5,856	21,325	27,181	7%
Total	$192,112	$189,947	$382,059	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Quarter Ended December 31,		Percentage of revenues
	2024	2023	2024	2023
	(Dollars in thousands)
On-premises software	$82,835	$72,472	45%	43%
SaaS software	103,176	96,196	55%	57%
Total	$186,011	$168,668	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Quarter Ended December 31,		Percentage of revenues
	2024	2023	2024	2023
	(Dollars in thousands)
Platform software	$53,822	$45,173	29%	27%
Non-platform software	132,189	123,495	71%	73%
Total	$186,011	$168,668	100%	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Quarter Ended December 31,		Percentage of revenues
	2024	2023	2024	2023
	(Dollars in thousands)
Software recognized at a point in time (1)	$22,808	$13,782	12%	8%
Software recognized over contract term (2)	163,203	154,886	88%	92%
Total	$186,011	$168,668	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended December 31,		Percentage of revenues
	2024	2023	2024	2023
	(Dollars in thousands)
Business-to-business Scores	$182,391	$140,442	77%	73%
Business-to-consumer Scores	53,284	51,670	23%	27%
Total	$235,675	$192,112	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 44% and 39% of our total revenues in the quarters ended December 31, 2024 and 2023, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended December 31, 2024 and 2023. At each of December 31, 2024 and September 30, 2024, one individual customer accounted for 10% or more of total consolidated receivables.
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
Receivables at December 31, 2024 and September 30, 2024 consisted of the following:

	December 31, 2024	September 30, 2024
	(In thousands)
Billed	$207,719	$264,942
Unbilled	200,702	210,795
	408,421	475,737
Less: allowance for doubtful accounts	(6,943)	(6,454)
Net receivables	401,478	469,283
Less: long-term receivables (*)	(50,554)	(42,641)
Short-term receivables (*)	$350,924	$426,642

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Quarter Ended December 31, 2024
(In thousands)
Deferred revenues, beginning balance (*)	$160,209
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(75,280)
Increases due to billings, excluding amounts recognized as revenue during the period	83,650
Deferred revenues, ending balance (*)	$168,579

(*) Deferred revenues at December 31, 2024 included current portion of $165.4 million and long-term portion of $3.2 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2024 included current portion of $156.9 million and long-term portion of $3.3 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $496.3 million as of December 31, 2024, approximately 50% of which we expect to recognize over the next 14 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $507.3 million as of September 30, 2024.
8. Income Taxes
Effective Tax Rate
The effective income tax rate was (1.6)% and 7.3% during the quarters ended December 31, 2024 and 2023, respectively. The income tax provision (benefit) during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The Organization for Economic Co-operation and Development published Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax rate that are in the process of being adopted by a number of jurisdictions in which we operate. FICO continues to monitor these legislative developments and does not expect Pillar Two to have material impacts on its fiscal 2025 consolidated financial statements.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $20.7 million and $19.9 million at December 31, 2024 and September 30, 2024, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the income tax provision (benefit) in our condensed consolidated statements of income and comprehensive income. We accrued interest of $2.0 million and $1.7 million related to unrecognized tax benefits as of December 31, 2024 and September 30, 2024, respectively.

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
We also maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Eligible employees may elect to have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. The purchase price of the stock is 85% of the closing sales price of FICO common stock on the last trading day of each offering period. Offering period means the approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. No shares were purchased under the 2019 Purchase Plan during the quarter ended December 31, 2024.
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2024:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2024	305	$724.40
Granted	45	2,220.91
Released	(115)	644.10
Forfeited	(3)	713.21
Outstanding at December 31, 2024	232	$1,053.74
Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2024:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2024	85	$786.85
Granted	14	2,227.11
Released	(46)	665.25
Outstanding at December 31, 2024	53	$1,267.43

Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2024:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2024	62	$1,161.62
Granted	32	1,596.70
Released	(46)	978.49
Outstanding at December 31, 2024	48	$1,628.37
Stock Options
The following table summarizes option activity during the quarter ended December 31, 2024:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2024	189	$479.26
Granted	3	2,227.11
Exercised	(12)	271.41
Outstanding at December 31, 2024	180	$515.74	3.23	$265,461
Exercisable at December 31, 2024	114	$312.27	1.94	$191,700
Vested or expected to vest at December 31, 2024	176	$507.12	3.18	$261,772
10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2024 and 2023:

	Quarter Ended December 31,
	2024	2023
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$152,528	$121,065
Denominator — share:
Basic weighted-average shares	24,378	24,764
Effect of dilutive securities	449	455
Diluted weighted-average shares	24,827	25,219
Earnings per share:
Basic	$6.26	$4.89
Diluted	$6.14	$4.80
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
The following tables summarize segment information for the quarters ended December 31, 2024 and 2023:

	Quarter Ended December 31, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$186,011	$—	$186,011
Professional services	—	18,282	—	18,282
Scores	235,675	—	—	235,675
Total segment revenues	235,675	204,293	—	439,968
Segment operating expense	(31,904)	(143,551)	(44,331)	(219,786)
Segment operating income	$203,771	$60,742	$(44,331)	220,182
Unallocated share-based compensation expense				(40,654)
Operating income				179,528
Unallocated interest expense, net				(29,488)
Unallocated other income, net				89
Income before income taxes				$150,129
Depreciation and amortization	$125	$2,452	$18	$2,595

	Quarter Ended December 31, 2023
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$168,668	$—	$168,668
Professional services	—	21,279	—	21,279
Scores	192,112	—	—	192,112
Total segment revenues	192,112	189,947	—	382,059
Segment operating expense	(23,458)	(134,825)	(40,568)	(198,851)
Segment operating income	$168,654	$55,122	$(40,568)	183,208
Unallocated share-based compensation expense				(31,574)
Unallocated amortization expense				(275)
Operating income				151,359
Unallocated interest expense, net				(24,162)
Unallocated other income, net				3,393
Income before income taxes				$130,590
Depreciation and amortization	$81	$1,598	$12	$1,691

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
Statements contained in this report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, share repurchases, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations or strategic divestitures; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products and services, their characteristics, performance, sales potential or effect in use by customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and in subsequent filings with the SEC. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
OVERVIEW
We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 80 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO® Scores — the standard measure in the United States (“U.S.”) of consumer credit risk — empowering them to increase financial literacy and manage their financial health.
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

Highlights from the quarter ended December 31, 2024
•Total revenues were $440.0 million during the quarter ended December 31, 2024, a 15% increase from the quarter ended December 31, 2023.
•Revenues for our Scores segment were $235.7 million during the quarter ended December 31, 2024, a 23% increase from the quarter ended December 31, 2023.
•Annual Recurring Revenue for our Software segment as of December 31, 2024 was $729.3 million, a 6% increase from December 31, 2023.
•Dollar-Based Net Retention Rate for our Software segment was 105% as of December 31, 2024.
•Operating income was $179.5 million during the quarter ended December 31, 2024, a 19% increase from the quarter ended December 31, 2023.
•Net income was $152.5 million during the quarter ended December 31, 2024, a 26% increase from the quarter ended December 31, 2023.
•Diluted EPS was $6.14 during the quarter ended December 31, 2024, a 28% increase from the quarter ended December 31, 2023.
•Cash flows from operating activities were $194.0 million during the quarter ended December 31, 2024, compared with $122.1 million during the quarter ended December 31, 2023.
•Cash and cash equivalents were $184.3 million as of December 31, 2024, compared with $150.7 million as of September 30, 2024.
•Total debt balance was $2.4 billion as of December 31, 2024, compared with $2.2 billion as of September 30, 2024.
•Total share repurchases during the quarter ended December 31, 2024 were $159.7 million, compared with $71.7 million during the quarter ended December 31, 2023.
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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended December 31,
	2024	2023
	(In millions)
Total on-premises and SaaS software	$21.2	$18.3

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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
ARR	(In millions)
Platform	$152.5	$164.1	$173.2	$190.3	$201.4	$215.1	$227.0	$227.7
Non-platform	461.0	481.8	496.2	497.4	495.6	494.5	494.2	501.6
Total	$613.5	$645.9	$669.4	$687.7	$697.0	$709.6	$721.2	$729.3

Percentage
Platform	25%	25%	26%	28%	29%	30%	31%	31%
Non-platform	75%	75%	74%	72%	71%	70%	69%	69%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	60%	53%	53%	43%	32%	31%	31%	20%
Non-platform	7%	11%	14%	11%	8%	3%	—%	1%
Total	17%	20%	22%	18%	14%	10%	8%	6%

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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
DBNRR
Platform	146%	142%	145%	136%	126%	124%	123%	112%
Non-platform	105%	109%	111%	108%	106%	101%	99%	100%
Total	114%	117%	120%	114%	112%	108%	106%	105%

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
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2024 and 2023:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023	2024	2023
	(In thousands)				(In thousands)
Scores	$235,675	$192,112	54%	50%	$43,563	23%
Software	204,293	189,947	46%	50%	14,346	8%
Total	$439,968	$382,059	100%	100%	57,909	15%

Scores
Scores segment revenues increased $43.6 million due to an increase of $42.0 million in our business-to-business scores revenue and an increase of $1.6 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price and an increase in volume of mortgage originations.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023
	(In thousands)		(In thousands)
On-premises and SaaS software	$186,011	$168,668	$17,343	10%
Professional services	18,282	21,279	(2,997)	(14)%
Total	$204,293	$189,947	14,346	8%
Software segment revenues increased $14.3 million due to a $17.3 million increase in our on-premises and SaaS software revenue, partially offset by a $3.0 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in license revenue recognized at a point in time due to a large license renewal and an increase in revenue recognized over time largely driven by SaaS growth for our Platform products. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2024 and 2023:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2024	2023	2024	2023
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$439,968	$382,059	100%	100%	$57,909	15%
Operating expenses:
Cost of revenues	87,345	83,461	20%	22%	3,884	5%
Research and development	45,145	42,635	10%	11%	2,510	6%
Selling, general and administrative	127,950	104,329	29%	27%	23,621	23%
Amortization of intangible assets	—	275	—%	—%	(275)	(100)%
Total operating expenses	260,440	230,700	59%	60%	29,740	13%
Operating income	179,528	151,359	41%	40%	28,169	19%
Interest expense, net	(29,488)	(24,162)	(7)%	(7)%	(5,326)	22%
Other income, net	89	3,393	—%	1%	(3,304)	(97)%
Income before income taxes	150,129	130,590	34%	34%	19,539	15%
Income tax provision (benefit)	(2,399)	9,525	(1)%	2%	(11,924)	(125)%
Net income	$152,528	$121,065	35%	32%	31,463	26%
Number of employees at quarter end	3,604	3,485			119	3%

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
The quarter-over-prior year quarter increase in cost of revenues of $3.9 million was primarily attributable to a $2.9 million increase in infrastructure and facilities costs and a $0.9 million increase in personnel and labor costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs and an increase in depreciation on data center computer hardware. The increase in personnel and labor costs was primarily attributable to increased incentive expense and increased share-based compensation expense. Cost of revenues as a percentage of revenues decreased to 20% during the quarter ended December 31, 2024 from 22% during the quarter ended December 31, 2023, primarily due to increased sales of our higher-margin Scores products and decreased sales of our lower-margin professional services.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $2.5 million was primarily attributable to a $1.7 million increase in infrastructure and facilities costs primarily attributable to increased third-party data center hosting costs and software royalty fees and a $1.6 million increase in third-party contractor costs, partially offset by a $1.3 million decrease in personnel and labor costs. Research and development expenses as a percentage of revenues decreased to 10% during the quarter ended December 31, 2024 from 11% during the quarter ended December 31, 2023.

Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $23.6 million was primarily attributable to a $12.6 million increase in personnel and labor costs and a $10.2 million increase in advertising and other promotional expenses. The increase in personnel and labor costs was primarily attributable to increased share-based compensation expense, increased headcount, and market base-pay adjustments. The increase in advertising and other promotional expenses was primarily attributable to increased costs for corporate events and advertising campaigns. Selling, general and administrative expenses as a percentage of revenues increased to 29% during the quarter ended December 31, 2024 from 27% during the quarter ended December 31, 2023.
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
The quarter-over-prior year quarter increase in interest expense of $5.3 million was primarily attributable to a higher average outstanding balance on borrowings under our credit agreement during the quarter ended December 31, 2024, partially offset by a lower average interest rate on borrowings under our credit agreement during the quarter ended December 31, 2024.
Other Income, Net
Other income, net consists primarily of unrealized investment gains/losses and realized gains/losses on marketable securities classified as trading securities, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The quarter-over-prior year quarter decrease in other income, net of $3.3 million was primarily attributable to a decrease in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan.
Income Tax Provision (Benefit)
The effective income tax rate was (1.6)% and 7.3% during the quarters ended December 31, 2024 and 2023, respectively. The income tax provision (benefit) during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rate for the quarter ended December 31, 2024 was favorably impacted by the excess tax benefit relating to share-based compensation.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2024 and 2023:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2024	2023
	(In thousands)		(In thousands)
Scores	$203,771	$168,654	$35,117	21%
Software	60,742	55,122	5,620	10%
Unallocated corporate expenses	(44,331)	(40,568)	(3,763)	9%
Total segment operating income	220,182	183,208	36,974	20%
Unallocated share-based compensation	(40,654)	(31,574)	(9,080)	29%
Unallocated amortization expense	—	(275)	275	(100)%
Operating income	$179,528	$151,359	28,169	19%

	Scores				Software
	Quarter Ended December 31,		Percentage of Revenues		Quarter Ended December 31,		Percentage of Revenues
	2024	2023	2024	2023	2024	2023	2024	2023
	(In thousands)				(In thousands)
Segment revenues	$235,675	$192,112	100%	100%	$204,293	$189,947	100%	100%
Segment operating expense	(31,904)	(23,458)	(14)%	(12)%	(143,551)	(134,825)	(70)%	(71)%
Segment operating income	$203,771	$168,654	86%	88%	$60,742	$55,122	30%	29%
The quarter-over-prior year quarter increase in operating income of $28.2 million was primarily attributable to a $57.9 million increase in segment revenues, partially offset by a $17.2 million increase in segment operating expenses, a $9.1 million increase in share-based compensation cost, and a $3.8 million increase in corporate expenses.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $37.0 million was the result of a $35.1 million increase in our Scores segment operating income and a $5.6 million increase in our Software segment operating income, partially offset by a $3.8 million increase in corporate expenses.
The quarter-over-prior year quarter increase in Scores segment operating income of $35.1 million was due to a $43.6 million increase in segment revenue, partially offset by an $8.4 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores decreased to 86% from 88%, primarily attributable to an increase in marketing expenses.
The quarter-over-prior year quarter increase in Software segment operating income of $5.6 million was due to a $14.3 million increase in segment revenue, partially offset by an $8.7 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software was 30%, materially consistent with the quarter ended December 31, 2023.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2024, we had $184.3 million in cash and cash equivalents, which included $123.9 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on the $300 Million Term Loan (as defined below) due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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

Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2024	2023
	(In thousands)
Cash provided by (used in):
Operating activities	$193,997	$122,120	$71,877
Investing activities	(8,942)	(2,418)	(6,524)
Financing activities	(144,218)	(99,866)	(44,352)
Effect of exchange rate changes on cash	(7,250)	3,807	(11,057)
Increase in cash and cash equivalents	$33,587	$23,643	9,944
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $194.0 million during the quarter ended December 31, 2024 from $122.1 million during the quarter ended December 31, 2023. The $71.9 million increase was attributable to a $31.5 million increase in net income, a $29.1 million increase due to the timing of receipts and payments in our ordinary course of business, and an $11.3 million increase in non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $8.9 million for the quarter ended December 31, 2024 from $2.4 million for the quarter ended December 31, 2023. The $6.5 million increase was primarily attributable to a $6.3 million increase in capitalized internal-use software costs.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $144.2 million for the quarter ended December 31, 2024 from $99.9 million for the quarter ended December 31, 2023. The $44.4 million increase was primarily attributable to a $90.9 million increase in repurchases of common stock and a $64.2 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $112.0 million increase in proceeds, net of payments, from our revolving line of credit and term loans.
Repurchases of Common Stock
In July 2024, our Board of Directors approved a new stock repurchase program (the “July 2024 program”), replacing our previously authorized January 2024 stock repurchase program, which was terminated prior to its expiration. The July 2024 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The July 2024 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As of December 31, 2024, we had $600.7 million remaining under the July 2024 program. We expended $159.7 million during the quarter ended December 31, 2024 under the July 2024 program and $71.7 million during the quarter ended December 31, 2023 under previously authorized stock repurchase programs.

Revolving Line of Credit and Term Loans
We have a $600 million unsecured revolving line of credit, a $300 million unsecured term loan (the “$300 Million Term Loan”), and a $450 million unsecured term loan (the “$450 Million Term Loan”) with a syndicate of banks that mature on August 19, 2026. Borrowings under the revolving line of credit and the term loans can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. The $300 Million Term Loan requires principal payments in consecutive quarterly installments of $3.75 million on the last business day of each quarter. We have no obligation to make scheduled principal payments on the $450 Million Term Loan prior to the maturity date, but may prepay the $450 Million Term Loan, without premium or penalty, in whole or in part. Interest rates on amounts borrowed under the revolving line of credit and the term loans are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The revolving line of credit and the term loans contain certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and a minimum interest coverage ratio of 3.0 to 1.0. The credit agreement also contains other covenants typical of unsecured credit facilities.
As of December 31, 2024, we had $425.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.762%, $255.0 million in outstanding balance of the $300 Million Term Loan at an interest rate of 5.794%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 5.745%. We were in compliance with all financial covenants under the credit agreement as of December 31, 2024.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of December 31, 2024, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

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
You should carefully consider the critical accounting estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (“Annual Report on Form 10-K”). There have been no significant changes from the critical accounting estimates disclosed in our Annual Report on Form 10-K.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating expenses to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2024 and September 30, 2024:

	December 31, 2024			September 30, 2024
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$184,254	$184,254	2.86%	$150,667	$150,667	2.88%
On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at December 31, 2024 and September 30, 2024:

	December 31, 2024		September 30, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$398,000	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	849,375	900,000	864,000
Total	$1,300,000	$1,247,375	$1,300,000	$1,263,500

We have interest rate risk with respect to our unsecured revolving line of credit and term loans. Interest rates on amounts borrowed under the revolving line of credit and term loans are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of December 31, 2024, we had $425.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.762%, $255.0 million in outstanding balance of the $300 Million Term Loan at an interest rate of 5.794%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 5.745%.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2024 and September 30, 2024:

	December 31, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	8,600	$8,958	$—
Buy foreign currency:
British pound (GBP)	GBP	8,460	$10,600	$—
Singapore dollar (SGD)	SGD	8,967	$6,600	$—

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	$—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	$—
Singapore dollar (SGD)	SGD	7,404	$5,800	$—
The foreign currency forward contracts were entered into on December 31, 2024 and September 30, 2024; therefore, their fair value was $0 on each of these dates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
FICO is a defendant in consolidated putative class action lawsuits brought in the Northern District of Illinois against FICO and the credit bureaus, Equifax, Experian and TransUnion, alleging antitrust claims in connection with the distribution of FICO Scores. On November 24, 2024, the court ruled on FICO’s and the credit bureaus’ motions to dismiss the plaintiffs’ amended complaints. The court dismissed with prejudice all claims in the lawsuit other than a Sherman Act Section 2 claim and accompanying state law claims against FICO, which were allowed to proceed through the discovery stage of the litigation.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2024 (our “Annual Report on Form 10-K”). The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2024 through October 31, 2024	58,075	$1,997.15	57,509	$645,624,035
November 1, 2024 through November 30, 2024	216	$1,990.18	—	$645,624,035
December 1, 2024 through December 31, 2024	110,097	$2,174.99	21,760	$600,727,746
	168,388	$2,113.42	79,269	$600,727,746

(1)Includes 89,119 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2024.
(2)In July 2024, our Board of Directors approved a new stock repurchase program (the “July 2024 program”), replacing our previously authorized January 2024 stock repurchase program, which was terminated prior to its expiration. The July 2024 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The July 2024 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On November 11, 2024, William Lansing, our Chief Executive Officer and a member of our Board of Directors, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. This plan provides for the sale of up to 63,877 shares of our common stock in the aggregate, and terminates on the earlier of the close of business on December 5, 2025 or the date all shares are sold thereunder.

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

FAIR ISAAC CORPORATION

DATE:	February 4, 2025

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	February 4, 2025

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)