Form 10-Q
period 2025-03-31
FAIR ISAAC CORP
filed 2025-04-29
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
The number of shares of common stock outstanding on April 16, 2025 was 24,341,690 (excluding 64,515,093 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	September 30, 2024
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$146,641	$150,667
Accounts receivable, net	492,542	426,642
Prepaid expenses and other current assets	85,727	40,104
Total current assets	724,910	617,413
Marketable securities	45,400	45,289
Property and equipment, net	50,552	38,465
Operating lease right-of-use assets	27,572	29,580
Goodwill	779,279	782,752
Deferred income taxes	99,674	86,513
Other assets	108,366	117,872
Total assets	$1,835,753	$1,717,884
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$24,059	$22,473
Accrued compensation and employee benefits	76,511	106,103
Other accrued liabilities	55,892	79,812
Deferred revenue	171,780	156,897
Current maturities on debt	15,000	15,000
Total current liabilities	343,242	380,285
Long-term debt	2,513,179	2,194,021
Operating lease liabilities	20,816	21,963
Other liabilities	82,568	84,294
Total liabilities	2,959,805	2,680,563
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,352 and 24,392 shares outstanding at March 31, 2025 and September 30, 2024, respectively)	244	244
Additional paid-in-capital	1,251,784	1,366,572
Treasury stock, at cost (64,505 and 64,465 shares at March 31, 2025 and September 30, 2024, respectively)	(6,490,817)	(6,138,736)
Retained earnings	4,216,013	3,900,870
Accumulated other comprehensive loss	(101,276)	(91,629)
Total stockholders’ deficit	(1,124,052)	(962,679)
Total liabilities and stockholders’ deficit	$1,835,753	$1,717,884
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$183,826	$177,180	$369,837	$345,848
Professional services	17,870	19,744	36,152	41,023
Scores	297,039	236,885	532,714	428,997
Total revenues	498,735	433,809	938,703	815,868
Operating expenses:
Cost of revenues	87,630	86,946	174,975	170,407
Research and development	45,037	40,880	90,182	83,515
Selling, general and administrative	120,420	110,867	248,370	215,196
Amortization of intangible assets	—	275	—	550
Total operating expenses	253,087	238,968	513,527	469,668
Operating income	245,648	194,841	425,176	346,200
Interest expense, net	(31,378)	(26,093)	(60,866)	(50,255)
Other income (expense), net	(1,254)	3,986	(1,165)	7,379
Income before income taxes	213,016	172,734	363,145	303,324
Provision for income taxes	50,401	42,935	48,002	52,460
Net income	162,615	129,799	315,143	250,864
Other comprehensive income (loss):
Foreign currency translation adjustments	6,407	(4,157)	(9,647)	4,546
Comprehensive income	$169,022	$125,642	$305,496	$255,410
Earnings per share:
Basic	$6.67	$5.23	$12.92	$10.12
Diluted	$6.59	$5.16	$12.73	$9.96
Shares used in computing earnings per share:
Basic	24,389	24,819	24,383	24,791
Diluted	24,685	25,154	24,756	25,186

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2024	24,443	$244	$1,201,828	$(6,285,951)	$4,053,398	$(107,683)	$(1,138,164)
Share-based compensation	—	—	41,704	—	—	—	41,704
Issuance of treasury stock under employee stock plans	21	1	8,252	2,143	—	—	10,396
Repurchases of common stock	(112)	(1)	—	(207,009)	—	—	(207,010)
Net income	—	—	—	—	162,615	—	162,615
Foreign currency translation adjustments	—	—	—	—	—	6,407	6,407
Balance at March 31, 2025	24,352	$244	$1,251,784	$(6,490,817)	$4,216,013	$(101,276)	$(1,124,052)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2023	24,879	$249	$1,239,131	$(5,380,827)	$3,509,124	$(93,442)	$(725,765)
Share-based compensation	—	—	35,448	—	—	—	35,448
Issuance of treasury stock under employee stock plans	18	—	6,998	1,566	—	—	8,564
Repurchases of common stock	(144)	(1)	—	(179,548)	—	—	(179,549)
Net income	—	—	—	—	129,799	—	129,799
Foreign currency translation adjustments	—	—	—	—	—	(4,157)	(4,157)
Balance at March 31, 2024	24,753	$248	$1,281,577	$(5,558,809)	$3,638,923	$(97,599)	$(735,660)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2024	24,392	$244	$1,366,572	$(6,138,736)	$3,900,870	$(91,629)	$(962,679)
Share-based compensation	—	—	82,358	—	—	—	82,358
Issuance of treasury stock under employee stock plans	151	2	(197,146)	14,676	—	—	(182,468)
Repurchases of common stock	(191)	(2)	—	(366,757)	—	—	(366,759)
Net income	—	—	—	—	315,143	—	315,143
Foreign currency translation adjustments	—	—	—	—	—	(9,647)	(9,647)
Balance at March 31, 2025	24,352	$244	$1,251,784	$(6,490,817)	$4,216,013	$(101,276)	$(1,124,052)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2023	24,770	$248	$1,350,713	$(5,324,865)	$3,388,059	$(102,145)	$(687,990)
Share-based compensation	—	—	67,022	—	—	—	67,022
Issuance of treasury stock under employee stock plans	205	2	(136,158)	17,307	—	—	(118,849)
Repurchases of common stock	(222)	(2)	—	(251,251)	—	—	(251,253)
Net income	—	—	—	—	250,864	—	250,864
Foreign currency translation adjustments	—	—	—	—	—	4,546	4,546
Balance at March 31, 2024	24,753	$248	$1,281,577	$(5,558,809)	$3,638,923	$(97,599)	$(735,660)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$315,143	$250,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,950	6,178
Share-based compensation	82,358	67,022
Deferred income taxes	(12,781)	(13,041)
Net (gain) loss on marketable securities	3,174	(6,727)
Non-cash operating lease costs	5,213	6,772
Provision for doubtful accounts	990	838
Net loss on sales and abandonment of property and equipment	70	408
Changes in operating assets and liabilities:
Accounts receivable	(66,718)	(72,661)
Prepaid expenses and other assets	(43,213)	(12,490)
Accounts payable	1,796	(579)
Accrued compensation and employee benefits	(28,183)	(34,170)
Other liabilities	(14,016)	(5,049)
Deferred revenue	18,132	5,790
Net cash provided by operating activities	268,915	193,155
Cash flows from investing activities:
Purchases of property and equipment	(2,960)	(5,403)
Capitalized internal-use software costs	(13,638)	(5,380)
Proceeds from sales of marketable securities	1,495	15,571
Purchases of marketable securities	(4,780)	(16,828)
Net cash used in investing activities	(19,883)	(12,040)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	450,000	255,000
Payments on revolving line of credit and term loans	(132,500)	(74,500)
Payments on finance leases	(3,016)	(1,400)
Proceeds from issuance of treasury stock under employee stock plans	16,062	14,937
Taxes paid related to net share settlement of equity awards	(198,531)	(133,786)
Repurchases of common stock	(379,738)	(243,473)
Net cash used in financing activities	(247,723)	(183,222)
Effect of exchange rate changes on cash	(5,335)	996
Decrease in cash and cash equivalents	(4,026)	(1,111)
Cash and cash equivalents, beginning of period	150,667	136,778
Cash and cash equivalents, end of period	$146,641	$135,667
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $663 and $320 during the six-month periods ended March 31, 2025 and 2024, respectively	$92,213	$53,757
Cash paid for interest	$60,939	$50,331
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$14	$439
Unsettled repurchases of common stock	$412	$7,780
Finance lease obligations incurred	$—	$9,400

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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of March 31, 2025 and September 30, 2024.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2025 and September 30, 2024.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not value any assets or liabilities using inputs identified under a Level 3 hierarchy as of March 31, 2025 and September 30, 2024.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2025 and September 30, 2024:

March 31, 2025	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2025
	(In thousands)
Assets:
Cash equivalents (1)	$4,848	$4,848
Marketable securities (2)	45,400	45,400
Total	$50,248	$50,248

September 30, 2024	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2024
	(In thousands)
Assets:
Cash equivalents (1)	$7,899	$7,899
Marketable securities (2)	45,289	45,289
Total	$53,188	$53,188

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at March 31, 2025 and September 30, 2024. Not included in these tables are cash deposits of $141.8 million and $142.8 million at March 31, 2025 and September 30, 2024, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at March 31, 2025 and September 30, 2024.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and six-month periods ended March 31, 2025 and 2024.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2025 and September 30, 2024:

	March 31, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	8,500	$9,234	$—
Buy foreign currency:
British pound (GBP)	GBP	16,026	$20,800	$—
Singapore dollar (SGD)	SGD	6,971	$5,200	$—

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	$—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	$—
Singapore dollar (SGD)	SGD	7,404	$5,800	$—
The foreign currency forward contracts were entered into on March 31, 2025 and September 30, 2024; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In thousands)
Gains (losses) on foreign currency forward contracts	$502	$(180)	$(882)	$361

4. Goodwill
The following table summarizes changes to goodwill during the six months ended March 31, 2025, both in total and as allocated to our segments. As of March 31, 2025, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2024	$146,648	$636,104	$782,752
Foreign currency translation adjustment	—	(3,473)	(3,473)
Balance at March 31, 2025	$146,648	$632,631	$779,279

5. Composition of Certain Financial Statement Captions
The following table presents the composition of prepaid expenses and other current assets at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
	(In thousands)
Prepaid expenses and other current assets:
Prepaid income taxes	$44,927	$3,154
Other	40,800	36,950
Total	$85,727	$40,104
The following table presents the composition of property and equipment, net at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
	(In thousands)
Property and equipment, net:
Property and equipment	$86,998	$99,408
Internal-use software	30,305	16,510
Less: accumulated depreciation and amortization	(66,751)	(77,453)
Total	$50,552	$38,465
The following table presents the composition of other accrued liabilities at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
	(In thousands)
Other accrued liabilities:
Interest payable	$22,155	$21,663
Other	33,737	58,149
Total	$55,892	$79,812
6. Debt
The following table represents our debt at carrying value at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
	(In thousands)
Current maturities on debt:
The $300 Million Term Loan	$15,000	$15,000
Long-term debt:
Revolving line of credit	535,000	210,000
The $300 Million Term Loan	236,250	243,750
The $450 Million Term Loan	450,000	450,000
The 2018 Senior Notes	400,000	400,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
Less: debt issuance costs	(8,071)	(9,729)
Long-term debt	2,513,179	2,194,021
Total debt	$2,528,179	$2,209,021

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
As of March 31, 2025, we had $535.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.673%, $251.3 million in outstanding balance of the $300 Million Term Loan at an interest rate of 5.650%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 5.647%. We were in compliance with all financial covenants under the credit agreement as of March 31, 2025.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of March 31, 2025.
The following table presents the face values and fair values for the Senior Notes at March 31, 2025 and September 30, 2024:

	March 31, 2025		September 30, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$398,500	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	856,125	900,000	864,000
Total	$1,300,000	$1,254,625	$1,300,000	$1,263,500

7. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended March 31, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$291,982	$137,020	$429,002	86%
Europe, Middle East and Africa	1,667	41,733	43,400	9%
Asia Pacific	3,390	22,943	26,333	5%
Total	$297,039	$201,696	$498,735	100%

	Quarter Ended March 31, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$233,723	$130,294	$364,017	84%
Europe, Middle East and Africa	1,278	40,979	42,257	10%
Asia Pacific	1,884	25,651	27,535	6%
Total	$236,885	$196,924	$433,809	100%

	Six Months Ended March 31, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$524,948	$283,929	$808,877	86%
Europe, Middle East and Africa	3,544	76,215	79,759	9%
Asia Pacific	4,222	45,845	50,067	5%
Total	$532,714	$405,989	$938,703	100%

	Six Months Ended March 31, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$418,671	$263,856	$682,527	84%
Europe, Middle East and Africa	2,586	76,039	78,625	9%
Asia Pacific	7,740	46,976	54,716	7%
Total	$428,997	$386,871	$815,868	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
On-premises software	$82,300	$79,697	45%	45%	$165,135	$152,169	45%	44%
SaaS software	101,526	97,483	55%	55%	204,702	193,679	55%	56%
Total	$183,826	$177,180	100%	100%	$369,837	$345,848	100%	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Platform software	$56,464	$47,325	31%	27%	$110,286	$92,498	30%	27%
Non-platform software	127,362	129,855	69%	73%	259,551	253,350	70%	73%
Total	$183,826	$177,180	100%	100%	$369,837	$345,848	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Software recognized at a point in time (1)	$25,609	$20,177	14%	11%	$48,417	$33,959	13%	10%
Software recognized over contract term (2)	158,217	157,003	86%	89%	321,420	311,889	87%	90%
Total	$183,826	$177,180	100%	100%	$369,837	$345,848	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual licenses, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Business-to-business Scores	$242,494	$185,508	82%	78%	$424,885	$325,950	80%	76%
Business-to-consumer Scores	54,545	51,377	18%	22%	107,829	103,047	20%	24%
Total	$297,039	$236,885	100%	100%	$532,714	$428,997	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 52% and 47% of our total revenues in the quarters ended March 31, 2025 and 2024, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended March 31, 2025 and 2024. Revenues collectively generated by agreements with these customers accounted for 49% and 43% of our total revenues in the six months ended March 31, 2025 and 2024, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the six months ended March 31, 2025 and 2024. At March 31, 2025 and September 30, 2024, three individual customers and one individual customer accounted for 10% or more of total consolidated receivables, respectively.
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

Receivables at March 31, 2025 and September 30, 2024 consisted of the following:

	March 31, 2025	September 30, 2024
	(In thousands)
Billed	$301,667	$264,942
Unbilled	234,462	210,795
	536,129	475,737
Less: allowance for doubtful accounts	(7,506)	(6,454)
Net receivables	528,623	469,283
Less: long-term receivables (*)	(36,081)	(42,641)
Short-term receivables (*)	$492,542	$426,642

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Six Months Ended March 31, 2025
(In thousands)
Deferred revenues, beginning balance (*)	$160,209
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(115,568)
Increases due to billings, excluding amounts recognized as revenue during the period	130,404
Deferred revenues, ending balance (*)	$175,045

(*) Deferred revenues at March 31, 2025 included current portion of $171.8 million and long-term portion of $3.2 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2024 included current portion of $156.9 million and long-term portion of $3.3 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $512.5 million as of March 31, 2025, approximately 50% of which we expect to recognize over the next 14 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $507.3 million as of September 30, 2024.

8. Income Taxes
Effective Tax Rate
The effective income tax rate was 23.7% and 24.9% during the quarters ended March 31, 2025 and 2024, respectively, and 13.2% and 17.3% during the six months ended March 31, 2025 and 2024, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The Organization for Economic Co-operation and Development published Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax rate that are in the process of being adopted by a number of jurisdictions in which we operate. FICO continues to monitor these legislative developments and does not expect Pillar Two to have material impacts on its fiscal 2025 consolidated financial statements.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $22.3 million and $19.9 million at March 31, 2025 and September 30, 2024, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $2.5 million and $1.7 million related to unrecognized tax benefits as of March 31, 2025 and September 30, 2024, respectively.
9. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2025 and 2024:

	Quarter Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$162,615	$129,799	$315,143	$250,864
Denominator — share:
Basic weighted-average shares	24,389	24,819	24,383	24,791
Effect of dilutive securities	296	335	373	395
Diluted weighted-average shares	24,685	25,154	24,756	25,186
Earnings per share:
Basic	$6.67	$5.23	$12.92	$10.12
Diluted	$6.59	$5.16	$12.73	$9.96
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
The following tables summarize segment information for the quarters and six-month periods ended March 31, 2025 and 2024:

	Quarter Ended March 31, 2025
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$183,826	$—	$183,826
Professional services	—	17,870	—	17,870
Scores	297,039	—	—	297,039
Total segment revenues	297,039	201,696	—	498,735
Segment operating expense	(32,069)	(138,372)	(40,942)	(211,383)
Segment operating income	$264,970	$63,324	$(40,942)	287,352
Unallocated share-based compensation expense				(41,704)
Operating income				245,648
Unallocated interest expense, net				(31,378)
Unallocated other expense, net				(1,254)
Income before income taxes				$213,016
Depreciation and amortization	$118	$2,340	$18	$2,476

	Quarter Ended March 31, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$177,180	$—	$177,180
Professional services	—	19,744	—	19,744
Scores	236,885	—	—	236,885
Total segment revenues	236,885	196,924	—	433,809
Segment operating expense	(24,677)	(132,762)	(45,806)	(203,245)
Segment operating income	$212,208	$64,162	$(45,806)	230,564
Unallocated share-based compensation expense				(35,448)
Unallocated amortization expense				(275)
Operating income				194,841
Unallocated interest expense, net				(26,093)
Unallocated other income, net				3,986
Income before income taxes				$172,734
Depreciation and amortization	$107	$2,099	$16	$2,222

	Six Months Ended March 31, 2025
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$369,837	$—	$369,837
Professional services	—	36,152	—	36,152
Scores	532,714	—	—	532,714
Total segment revenues	532,714	405,989	—	938,703
Segment operating expense	(63,973)	(281,923)	(85,273)	(431,169)
Segment operating income	$468,741	$124,066	$(85,273)	507,534
Unallocated share-based compensation expense				(82,358)
Operating income				425,176
Unallocated interest expense, net				(60,866)
Unallocated other expense, net				(1,165)
Income before income taxes				$363,145
Depreciation and amortization	$243	$4,792	$36	$5,071

	Six Months Ended March 31, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$345,848	$—	$345,848
Professional services	—	41,023	—	41,023
Scores	428,997	—	—	428,997
Total segment revenues	428,997	386,871	—	815,868
Segment operating expense	(48,135)	(267,587)	(86,374)	(402,096)
Segment operating income	$380,862	$119,284	$(86,374)	413,772
Unallocated share-based compensation expense				(67,022)
Unallocated amortization expense				(550)
Operating income				346,200
Unallocated interest expense, net				(50,255)
Unallocated other income, net				7,379
Income before income taxes				$303,324
Depreciation and amortization	$188	$3,697	$28	$3,913

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

Highlights from the quarter and six months ended March 31, 2025
•Total revenues were $498.7 million during the quarter ended March 31, 2025, a 15% increase from the quarter ended March 31, 2024, and $938.7 million during the six months ended March 31, 2025, a 15% increase from the six months ended March 31, 2024.
•Revenues for our Scores segment were $297.0 million during the quarter ended March 31, 2025, a 25% increase from the quarter ended March 31, 2024, and $532.7 million during the six months ended March 31, 2025, a 24% increase from the six months ended March 31, 2024.
•Annual Recurring Revenue for our Software segment as of March 31, 2025 was $714.6 million, a 3% increase from March 31, 2024.
•Dollar-Based Net Retention Rate for our Software segment was 102% as of March 31, 2025.
•Operating income was $245.6 million during the quarter ended March 31, 2025, a 26% increase from the quarter ended March 31, 2024, and $425.2 million during the six months ended March 31, 2025, a 23% increase from the six months ended March 31, 2024.
•Net income was $162.6 million during the quarter ended March 31, 2025, a 25% increase from the quarter ended March 31, 2024, and $315.1 million during the six months ended March 31, 2025, a 26% increase from the six months ended March 31, 2024.
•Diluted EPS was $6.59 during the quarter ended March 31, 2025, a 28% increase from the quarter ended March 31, 2024, and $12.73 during the six months ended March 31, 2025, a 28% increase from the six months ended March 31, 2024.
•Cash flows from operating activities were $268.9 million during the six months ended March 31, 2025, compared with $193.2 million during the six months ended March 31, 2024.
•Cash and cash equivalents were $146.6 million as of March 31, 2025, compared with $150.7 million as of September 30, 2024.
•Total debt balance was $2.5 billion as of March 31, 2025, compared with $2.2 billion as of September 30, 2024.
•Total share repurchases during the quarter ended March 31, 2025 were $207.0 million, compared with $179.5 million during the quarter ended March 31, 2024, and during the six months ended March 31, 2025 were $366.8 million, compared with $251.3 million during the six months ended March 31, 2024.
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

The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In millions)
Total on-premises and SaaS software	$21.8	$16.8	$43.0	$35.1
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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
ARR	(In millions)
Platform	$164.1	$173.2	$190.3	$201.4	$215.1	$227.0	$227.7	$234.7
Non-platform	481.8	496.2	497.4	495.6	494.5	494.2	501.6	479.9
Total	$645.9	$669.4	$687.7	$697.0	$709.6	$721.2	$729.3	$714.6

Percentage
Platform	25%	26%	28%	29%	30%	31%	31%	33%
Non-platform	75%	74%	72%	71%	70%	69%	69%	67%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	53%	53%	43%	32%	31%	31%	20%	17%
Non-platform	11%	14%	11%	8%	3%	—%	1%	(3)%
Total	20%	22%	18%	14%	10%	8%	6%	3%

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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
DBNRR
Platform	142%	145%	136%	126%	124%	123%	112%	110%
Non-platform	109%	111%	108%	106%	101%	99%	100%	96%
Total	117%	120%	114%	112%	108%	106%	105%	102%

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
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2025 and 2024:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024	2025	2024
	(In thousands)				(In thousands)
Scores	$297,039	$236,885	60%	55%	$60,154	25%
Software	201,696	196,924	40%	45%	4,772	2%
Total	$498,735	$433,809	100%	100%	64,926	15%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024	2025	2024
	(In thousands)				(In thousands)
Scores	$532,714	$428,997	57%	53%	$103,717	24%
Software	405,989	386,871	43%	47%	19,118	5%
Total	$938,703	$815,868	100%	100%	122,835	15%

Quarter Ended March 31, 2025 Compared to Quarter Ended March 31, 2024
Scores
Scores segment revenues increased $60.2 million due to an increase of $57.0 million in our business-to-business scores revenue and an increase of $3.2 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price. The increase in business-to-consumer revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2025	2024
	(In thousands)		(In thousands)
On-premises and SaaS software	$183,826	$177,180	$6,646	4%
Professional services	17,870	19,744	(1,874)	(9)%
Total	$201,696	$196,924	4,772	2%
Software segment revenues increased $4.8 million due to a $6.6 million increase in our on-premises and SaaS software revenue, partially offset by a $1.9 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in license revenue recognized at a point in time.
Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024
Scores
Scores segment revenues increased $103.7 million due to an increase of $98.9 million in our business-to-business scores revenue and an increase of $4.8 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price and an increase in volume of mortgage originations. The increase in business-to-consumer revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2025	2024
	(In thousands)		(In thousands)
On-premises and SaaS software	$369,837	$345,848	$23,989	7%
Professional services	36,152	41,023	(4,871)	(12)%
Total	$405,989	$386,871	19,118	5%
Software segment revenues increased $19.1 million due to a $24.0 million increase in our on-premises and SaaS software revenue, partially offset by a $4.9 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in license revenue recognized at a point in time due to a large license renewal and an increase in revenue recognized over time largely driven by SaaS growth for our Platform products.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2025 and 2024:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2025	2024	2025	2024
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$498,735	$433,809	100%	100%	$64,926	15%
Operating expenses:
Cost of revenues	87,630	86,946	18%	20%	684	1%
Research and development	45,037	40,880	9%	9%	4,157	10%
Selling, general and administrative	120,420	110,867	24%	26%	9,553	9%
Amortization of intangible assets	—	275	—%	—%	(275)	(100)%
Total operating expenses	253,087	238,968	51%	55%	14,119	6%
Operating income	245,648	194,841	49%	45%	50,807	26%
Interest expense, net	(31,378)	(26,093)	(6)%	(6)%	(5,285)	20%
Other income (expense), net	(1,254)	3,986	—%	1%	(5,240)	(131)%
Income before income taxes	213,016	172,734	43%	40%	40,282	23%
Provision for income taxes	50,401	42,935	10%	10%	7,466	17%
Net income	$162,615	$129,799	33%	30%	32,816	25%
Number of employees at quarter end	3,718	3,550			168	5%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2025	2024	2025	2024
	(In thousands)				(In thousands)
Revenues	$938,703	$815,868	100%	100%	$122,835	15%
Operating expenses:
Cost of revenues	174,975	170,407	19%	21%	4,568	3%
Research and development	90,182	83,515	10%	10%	6,667	8%
Selling, general and administrative	248,370	215,196	26%	27%	33,174	15%
Amortization of intangible assets	—	550	—%	—%	(550)	(100)%
Total operating expenses	513,527	469,668	55%	58%	43,859	9%
Operating income	425,176	346,200	45%	42%	78,976	23%
Interest expense, net	(60,866)	(50,255)	(6)%	(6)%	(10,611)	21%
Other income (expense), net	(1,165)	7,379	—%	1%	(8,544)	(116)%
Income before income taxes	363,145	303,324	39%	37%	59,821	20%
Provision for income taxes	48,002	52,460	5%	6%	(4,458)	(8)%
Net income	$315,143	$250,864	34%	31%	64,279	26%

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
The quarter-over-prior year quarter increase in cost of revenues of $0.7 million was primarily attributable to a $2.2 million increase in infrastructure and facilities costs, partially offset by a $0.8 million decrease in personnel and labor costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs. The decrease in personnel and labor costs was primarily attributable to decreased headcount. Cost of revenues as a percentage of revenues decreased to 18% during the quarter ended March 31, 2025 from 20% during the quarter ended March 31, 2024, primarily due to increased sales of our higher-margin Scores products.
The year-to-date period-over-period increase in cost of revenues of $4.6 million was primarily attributable to a $5.1 million increase in infrastructure and facilities costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs and an increase in depreciation on data center computer hardware. Cost of revenues as a percentage of revenues decreased to 19% during the six months ended March 31, 2025 from 21% during the six months ended March 31, 2024 primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $4.2 million was primarily attributable to a $2.0 million increase in outside services costs, a $1.2 million increase in infrastructure and facilities costs, and a $0.8 million increase in personnel and labor costs. The increase in outside services costs was primarily attributable to increased third-party contractor costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs and software royalty fees. The increase in personnel and labor costs was primarily attributable to increased headcount. Research and development expenses as a percentage of revenues remained consistent at 9% during the quarters ended March 31, 2025 and 2024.
The year-to-date period-over-period increase in research and development expenses of $6.7 million was primarily attributable to a $3.6 million increase in outside services costs and a $2.9 million increase in infrastructure and facilities costs. The increase in outside services costs was primarily attributable to increased third-party contractor costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs and software royalty fees. Research and development expenses as a percentage of revenues remained consistent at 10% during the six months ended March 31, 2025 and 2024.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $9.6 million was primarily attributable to a $5.9 million increase in personnel and labor costs and a $3.6 million increase in advertising and other promotional expenses. The increase in personnel and labor costs was primarily attributable to increased share-based compensation expense, increased headcount, and market base-pay adjustments, partially offset by decreased fringe benefit costs related to our supplemental retirement and savings plan. The increase in advertising and other promotional expenses was primarily attributable to increased costs for advertising campaigns. Selling, general and administrative expenses as a percentage of revenues decreased to 24% during the quarter ended March 31, 2025 from 26% during the quarter ended March 31, 2024.

The year-to-date period-over-period increase in selling, general and administrative expenses of $33.2 million was primarily attributable to an $18.5 million increase in personnel and labor costs, a $10.3 million increase in advertising and other promotional costs, a $2.9 million increase in non-income tax costs, and a $1.3 million increase in travel costs. The increase in personnel and labor costs was primarily attributable to increased share-based compensation expense, increased headcount, market base-pay adjustments, incentive expense, and commission expense, partially offset by decreased fringe benefits costs related to our supplemental retirement and savings plan. The increase in advertising and other promotional expenses was primarily attributable to increased costs for advertising campaigns and corporate events. The increase in non-income tax costs was attributable to a tax law change related to transfer pricing, effective during the six months ended March 31, 2025, that impacted a non-U.S. subsidiary. The increase in travel costs was primarily attributable to promotional and corporate events. Selling, general and administrative expenses as a percentage of revenues decreased to 26% during the six months ended March 31, 2025 from 27% during the six months ended March 31, 2024.
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
The quarter-over-prior year quarter increase in interest expense of $5.3 million was primarily attributable to a higher average outstanding balance on borrowings under our credit agreement during the quarter ended March 31, 2025, partially offset by a lower average interest rate on borrowings under our credit agreement during the quarter ended March 31, 2025.
The year-to-date period-over-period increase in interest expense of $10.6 million was primarily attributable to a higher average outstanding balance on borrowings under our credit agreement during the six months ended March 31, 2025, partially offset by a lower average interest rate on borrowings under our credit agreement during the six months ended March 31, 2025.
Other Income (Expense), Net
Other income (expense), net consists primarily of unrealized investment gains/losses and realized gains/losses on marketable securities classified as trading securities, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The quarter-over-prior year quarter decrease in other income (expense), net of $5.2 million was primarily attributable to a decrease in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan.
The year-to-date period-over-period decrease in other income (expense), net of $8.5 million was primarily attributable to a decrease in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan.
Provision for Income Taxes
The effective income tax rate was 23.7% and 24.9% during the quarters ended March 31, 2025 and 2024, respectively, and 13.2% and 17.3% during the six months ended March 31, 2025 and 2024, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rates for the quarter and six months ended March 31, 2025 were favorably impacted by the excess tax benefit relating to share-based compensation.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six-month periods ended March 31, 2025 and 2024:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024
	(In thousands)		(In thousands)
Scores	$264,970	$212,208	$52,762	25%
Software	63,324	64,162	(838)	(1)%
Unallocated corporate expenses	(40,942)	(45,806)	4,864	(11)%
Total segment operating income	287,352	230,564	56,788	25%
Unallocated share-based compensation	(41,704)	(35,448)	(6,256)	18%
Unallocated amortization expense	—	(275)	275	(100)%
Operating income	$245,648	$194,841	50,807	26%

	Scores				Software
	Quarter Ended March 31,		Percentage of Revenues		Quarter Ended March 31,		Percentage of Revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(In thousands)				(In thousands)
Segment revenues	$297,039	$236,885	100%	100%	$201,696	$196,924	100%	100%
Segment operating expense	(32,069)	(24,677)	(11)%	(10)%	(138,372)	(132,762)	(69)%	(67)%
Segment operating income	$264,970	$212,208	89%	90%	$63,324	$64,162	31%	33%
The quarter-over-prior year quarter increase in operating income of $50.8 million was primarily attributable to a $64.9 million increase in segment revenues and a $4.9 million decrease in corporate expenses, partially offset by a $13.0 million increase in segment operating expenses and a $6.3 million increase in share-based compensation cost.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $56.8 million was the result of a $52.8 million increase in our Scores segment operating income and a $4.9 million decrease in corporate expenses, partially offset by a $0.8 million decrease in our Software segment operating income.
The quarter-over-prior year quarter increase in Scores segment operating income of $52.8 million was due to a $60.2 million increase in segment revenue, partially offset by a $7.4 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue was 89%, materially consistent with the quarter ended March 31, 2024.
The quarter-over-prior year quarter decrease in Software segment operating income of $0.8 million was due to a $5.6 million increase in segment operating expenses, partially offset by a $4.8 million increase in segment revenue. Software segment operating income as a percentage of segment revenue decreased to 31% from 33%, primarily attributable to the increase in third-party data center hosting costs.

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024
	(In thousands)		(In thousands)
Scores	$468,741	$380,862	$87,879	23%
Software	124,066	119,284	4,782	4%
Unallocated corporate expenses	(85,273)	(86,374)	1,101	(1)%
Total segment operating income	507,534	413,772	93,762	23%
Unallocated share-based compensation	(82,358)	(67,022)	(15,336)	23%
Unallocated amortization expense	—	(550)	550	(100)%
Operating income	$425,176	$346,200	78,976	23%

	Scores				Software
	Six Months Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(In thousands)				(In thousands)
Segment revenues	$532,714	$428,997	100%	100%	$405,989	$386,871	100%	100%
Segment operating expense	(63,973)	(48,135)	(12)%	(11)%	(281,923)	(267,587)	(69)%	(69)%
Segment operating income	$468,741	$380,862	88%	89%	$124,066	$119,284	31%	31%
The year-to-date period-over-period increase of $79.0 million in operating income was primarily attributable to a $122.8 million increase in segment revenues and a $1.1 million decrease in corporate expenses, partially offset by a $30.1 million increase in segment operating expenses and a $15.3 million increase in share-based compensation cost.
At the segment level, the year-to-date period-over-period increase of $93.8 million in segment operating income was the result of an $87.9 million increase in our Scores segment operating income, a $4.8 million increase in our Software segment operating income, and a $1.1 million decrease in corporate expenses.
The year-to-date period-over-period $87.9 million increase in Scores segment operating income was attributable to a $103.7 million increase in segment revenue, partially offset by a $15.8 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue was 88%, materially consistent with the six months ended March 31, 2024.
The year-to-date period-over-period $4.8 million increase in Software segment operating income was attributable to a $19.1 million increase in segment revenue, partially offset by a $14.3 million increase in segment operating expenses. Software segment operating income as a percentage of segment revenue was 31%, consistent with the six months ended March 31, 2024.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2025, we had $146.6 million in cash and cash equivalents, which included $100.4 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $600 million revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $15.0 million principal payments on the $300 Million Term Loan (as defined below) due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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

Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2025	2024
	(In thousands)
Cash provided by (used in):
Operating activities	$268,915	$193,155	$75,760
Investing activities	(19,883)	(12,040)	(7,843)
Financing activities	(247,723)	(183,222)	(64,501)
Effect of exchange rate changes on cash	(5,335)	996	(6,331)
Decrease in cash and cash equivalents	$(4,026)	$(1,111)	(2,915)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $268.9 million during the six months ended March 31, 2025 from $193.2 million during the six months ended March 31, 2024. The $75.8 million increase was attributable to a $64.3 million increase in net income and a $24.5 million increase in non-cash items, partially offset by a $13.0 million decrease due to the timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $19.9 million for the six months ended March 31, 2025 from $12.0 million for the six months ended March 31, 2024. The $7.8 million increase was primarily attributable to an $8.3 million increase in capitalized internal-use software costs.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $247.7 million for the six months ended March 31, 2025 from $183.2 million for the six months ended March 31, 2024. The $64.5 million increase was primarily attributable to a $136.3 million increase in repurchases of common stock and a $64.7 million increase in taxes paid related to net share settlement of equity awards, partially offset by a $137.0 million increase in proceeds, net of payments, from our revolving line of credit and term loans.
Repurchases of Common Stock
In July 2024, our Board of Directors approved a new stock repurchase program (the “July 2024 program”), replacing our previously authorized January 2024 stock repurchase program, which was terminated prior to its expiration. The July 2024 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The July 2024 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As of March 31, 2025, we had $394.1 million remaining under the July 2024 program. We expended $207.0 million and $366.8 million during the quarter and six months ended March 31, 2025, respectively, under the July 2024 program. We expended $179.5 million and $251.3 million during the quarter and six months ended March 31, 2024, respectively, under previously authorized stock repurchase programs.

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
As of March 31, 2025, we had $535.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.673%, $251.3 million in outstanding balance of the $300 Million Term Loan at an interest rate of 5.650%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 5.647%. We were in compliance with all financial covenants under the credit agreement as of March 31, 2025.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes,” and collectively with the 2018 Senior Notes and the 2019 Senior Notes, the “Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of March 31, 2025, the carrying value of the Senior Notes was $1.3 billion and we were in compliance with all financial covenants under these obligations.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating expenses to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2025 and September 30, 2024:

	March 31, 2025			September 30, 2024
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$146,641	$146,641	2.80%	$150,667	$150,667	2.88%
On May 8, 2018, we issued $400 million of senior notes in a private placement to qualified institutional investors (the “2018 Senior Notes”). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private placement to qualified institutional investors (the “2021 Senior Notes” and collectively with the 2018 Senior Notes and 2019 Senior Notes, the “Senior Notes”). The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at March 31, 2025 and September 30, 2024:

	March 31, 2025		September 30, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$398,500	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	856,125	900,000	864,000
Total	$1,300,000	$1,254,625	$1,300,000	$1,263,500

We have interest rate risk with respect to our unsecured revolving line of credit and term loans. Interest rates on amounts borrowed under the revolving line of credit and term loans are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) one-month adjusted term SOFR plus 1%, plus, in each case, an applicable margin, or (ii) an adjusted term SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). Adjusted term SOFR is defined as term SOFR for the relevant interest period plus a SOFR adjustment of 0.10% per annum. The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of March 31, 2025, we had $535.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.673%, $251.3 million in outstanding balance of the $300 Million Term Loan at an interest rate of 5.650%, and $450.0 million in outstanding balance of the $450 Million Term Loan at an interest rate of 5.647%.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2025 and September 30, 2024:

	March 31, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	8,500	$9,234	$—
Buy foreign currency:
British pound (GBP)	GBP	16,026	$20,800	$—
Singapore dollar (SGD)	SGD	6,971	$5,200	$—

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	$—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	$—
Singapore dollar (SGD)	SGD	7,404	$5,800	$—
The foreign currency forward contracts were entered into on March 31, 2025 and September 30, 2024; therefore, their fair value was $0 on each of these dates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2025 through January 31, 2025	47,990	$1,905.35	47,161	$510,890,915
February 1, 2025 through February 28, 2025	41,919	$1,793.56	41,746	$436,022,938
March 1, 2025 through March 31, 2025	23,067	$1,837.35	22,799	$394,132,089
	112,976	$1,849.98	111,706	$394,132,089

(1)Includes 1,270 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2025.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 **	Section 1350 Certification of CEO.

32.2 **	Section 1350 Certification of CFO.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	April 29, 2025

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 29, 2025

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)