Form 10-Q
period 2025-06-30
FAIR ISAAC CORP
filed 2025-07-30
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
The number of shares of common stock outstanding on July 18, 2025 was 24,003,656 (excluding 64,853,127 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	September 30, 2024
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$189,049	$150,667
Accounts receivable, net	454,106	426,642
Prepaid expenses and other current assets	66,689	40,104
Total current assets	709,844	617,413
Marketable securities	50,726	45,289
Property and equipment, net	60,348	38,465
Operating lease right-of-use assets	27,969	29,580
Goodwill	785,448	782,752
Deferred income taxes	105,912	86,513
Other assets	121,776	117,872
Total assets	$1,862,023	$1,717,884
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,336	$22,473
Accrued compensation and employee benefits	95,901	106,103
Other accrued liabilities	74,313	79,812
Deferred revenue	171,713	156,897
Current maturities on debt	399,345	15,000
Total current liabilities	770,608	380,285
Long-term debt	2,380,209	2,194,021
Operating lease liabilities	21,124	21,963
Other liabilities	87,528	84,294
Total liabilities	3,259,469	2,680,563
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 24,096 and 24,392 shares outstanding at June 30, 2025 and September 30, 2024, respectively)	241	244
Additional paid-in-capital	1,292,112	1,366,572
Treasury stock, at cost (64,761 and 64,465 shares at June 30, 2025 and September 30, 2024, respectively)	(6,999,328)	(6,138,736)
Retained earnings	4,397,802	3,900,870
Accumulated other comprehensive loss	(88,273)	(91,629)
Total stockholders’ deficit	(1,397,446)	(962,679)
Total liabilities and stockholders’ deficit	$1,862,023	$1,717,884
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$187,915	$183,785	$557,752	$529,633
Professional services	24,191	22,614	60,343	63,637
Scores	324,309	241,450	857,023	670,447
Total revenues	536,415	447,849	1,475,118	1,263,717
Operating expenses:
Cost of revenues	87,571	88,225	262,546	258,632
Research and development	47,212	44,217	137,394	127,732
Selling, general and administrative	139,114	124,881	387,484	340,077
Amortization of intangible assets	—	275	—	825
Total operating expenses	273,897	257,598	787,424	727,266
Operating income	262,518	190,251	687,694	536,451
Interest expense, net	(32,899)	(26,868)	(93,765)	(77,123)
Other income, net	7,372	3,935	6,207	11,314
Income before income taxes	236,991	167,318	600,136	470,642
Provision for income taxes	55,202	41,062	103,204	93,522
Net income	181,789	126,256	496,932	377,120
Other comprehensive income (loss):
Foreign currency translation adjustments	13,003	(4,098)	3,356	448
Comprehensive income	$194,792	$122,158	$500,288	$377,568
Earnings per share:
Basic	$7.49	$5.12	$20.41	$15.24
Diluted	$7.40	$5.05	$20.12	$15.01
Shares used in computing earnings per share:
Basic	24,284	24,646	24,350	24,743
Diluted	24,575	25,015	24,696	25,129

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2025	24,352	$244	$1,251,784	$(6,490,817)	$4,216,013	$(101,276)	$(1,124,052)
Share-based compensation	—	—	41,930	—	—	—	41,930
Issuance of treasury stock under employee stock plans	28	—	(1,602)	2,791	—	—	1,189
Repurchases of common stock	(284)	(3)	—	(511,302)	—	—	(511,305)
Net income	—	—	—	—	181,789	—	181,789
Foreign currency translation adjustments	—	—	—	—	—	13,003	13,003
Balance at June 30, 2025	24,096	$241	$1,292,112	$(6,999,328)	$4,397,802	$(88,273)	$(1,397,446)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2024	24,753	$248	$1,281,577	$(5,558,809)	$3,638,923	$(97,599)	$(735,660)
Share-based compensation	—	—	42,435	—	—	—	42,435
Issuance of treasury stock under employee stock plans	7	—	(3,295)	601	—	—	(2,694)
Repurchases of common stock	(196)	(2)	—	(255,543)	—	—	(255,545)
Net income	—	—	—	—	126,256	—	126,256
Foreign currency translation adjustments	—	—	—	—	—	(4,098)	(4,098)
Balance at June 30, 2024	24,564	$246	$1,320,717	$(5,813,751)	$3,765,179	$(101,697)	$(829,306)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2024	24,392	$244	$1,366,572	$(6,138,736)	$3,900,870	$(91,629)	$(962,679)
Share-based compensation	—	—	124,288	—	—	—	124,288
Issuance of treasury stock under employee stock plans	179	2	(198,748)	17,467	—	—	(181,279)
Repurchases of common stock	(475)	(5)	—	(878,059)	—	—	(878,064)
Net income	—	—	—	—	496,932	—	496,932
Foreign currency translation adjustments	—	—	—	—	—	3,356	3,356
Balance at June 30, 2025	24,096	$241	$1,292,112	$(6,999,328)	$4,397,802	$(88,273)	$(1,397,446)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2023	24,770	$248	$1,350,713	$(5,324,865)	$3,388,059	$(102,145)	$(687,990)
Share-based compensation	—	—	109,457	—	—	—	109,457
Issuance of treasury stock under employee stock plans	212	2	(139,453)	17,908	—	—	(121,543)
Repurchases of common stock	(418)	(4)	—	(506,794)	—	—	(506,798)
Net income	—	—	—	—	377,120	—	377,120
Foreign currency translation adjustments	—	—	—	—	—	448	448
Balance at June 30, 2024	24,564	$246	$1,320,717	$(5,813,751)	$3,765,179	$(101,697)	$(829,306)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$496,932	$377,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,931	10,012
Share-based compensation	124,288	109,457
Deferred income taxes	(19,427)	(19,013)
Net gain on marketable securities	(1,629)	(7,760)
Non-cash operating lease costs	7,426	9,686
Provision for doubtful accounts	1,485	1,256
Net loss on sales and abandonment of property and equipment	93	428
Changes in operating assets and liabilities:
Accounts receivable	(32,784)	(47,683)
Prepaid expenses and other assets	(25,094)	(14,254)
Accounts payable	4,276	3,432
Accrued compensation and employee benefits	(9,656)	(9,699)
Other liabilities	(16,580)	(18,542)
Deferred revenue	14,877	12,046
Net cash provided by operating activities	555,138	406,486
Cash flows from investing activities:
Purchases of property and equipment	(4,751)	(7,130)
Capitalized internal-use software costs	(21,831)	(11,298)
Proceeds from sales of marketable securities	1,856	15,855
Purchases of marketable securities	(5,664)	(17,861)
Net cash used in investing activities	(30,390)	(20,434)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	450,000	795,000
Payments on revolving line of credit and term loans	(1,368,750)	(538,250)
Proceeds from issuance of senior notes	1,500,000	—
Payments on debt issuance costs	(17,163)	(706)
Payments on finance leases	(3,079)	(1,311)
Proceeds from issuance of treasury stock under employee stock plans	21,908	15,680
Taxes paid related to net share settlement of equity awards	(203,188)	(137,223)
Repurchases of common stock	(866,520)	(498,171)
Net cash used in financing activities	(486,792)	(364,981)
Effect of exchange rate changes on cash	426	(1,806)
Increase in cash and cash equivalents	38,382	19,265
Cash and cash equivalents, beginning of period	150,667	136,778
Cash and cash equivalents, end of period	$189,049	$156,043
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $3,442 and $836 during the nine-month periods ended June 30, 2025 and 2024, respectively	$129,078	$97,281
Cash paid for interest	$101,112	$91,708
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$2,600	$132
Unsettled repurchases of common stock	$24,935	$10,448
Finance lease obligations incurred	$—	$11,740

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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of June 30, 2025 and September 30, 2024.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2025 and September 30, 2024.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not value any assets or liabilities using inputs identified under a Level 3 hierarchy as of June 30, 2025 and September 30, 2024.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2025 and September 30, 2024:

June 30, 2025	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2025
	(In thousands)
Assets:
Cash equivalents (1)	$32,358	$32,358
Marketable securities (2)	50,726	50,726
Total	$83,084	$83,084

September 30, 2024	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2024
	(In thousands)
Assets:
Cash equivalents (1)	$7,899	$7,899
Marketable securities (2)	45,289	45,289
Total	$53,188	$53,188

(1)Included in cash and cash equivalents on our condensed consolidated balance sheets at June 30, 2025 and September 30, 2024. Not included in these tables are cash deposits of $156.7 million and $142.8 million at June 30, 2025 and September 30, 2024, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at June 30, 2025 and September 30, 2024.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and nine-month periods ended June 30, 2025 and 2024.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2025 and September 30, 2024:

	June 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	6,500	$7,655	$—
Buy foreign currency:
British pound (GBP)	GBP	9,613	$13,200	$—
Singapore dollar (SGD)	SGD	5,708	$4,500	$—

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	$—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	$—
Singapore dollar (SGD)	SGD	7,404	$5,800	$—
The foreign currency forward contracts were entered into on June 30, 2025 and September 30, 2024; therefore, their fair value was $0 on each of these dates.
Gains on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Gains on foreign currency forward contracts	$950	$25	$68	$386

4. Goodwill
The following table summarizes changes to goodwill during the nine months ended June 30, 2025, both in total and as allocated to our segments. As of June 30, 2025, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2024	$146,648	$636,104	$782,752
Foreign currency translation adjustment	—	2,696	2,696
Balance at June 30, 2025	$146,648	$638,800	$785,448

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net at June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
	(In thousands)
Property and equipment, net:
Property and equipment	$87,433	$99,408
Internal-use software	38,498	16,510
Less: accumulated depreciation and amortization	(65,583)	(77,453)
Total	$60,348	$38,465
The following table presents the composition of other accrued liabilities at June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
	(In thousands)
Other accrued liabilities:
Interest payable	$16,101	$21,663
Other	58,212	58,149
Total	$74,313	$79,812
6. Debt
The following table represents our debt at carrying value at June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
	(In thousands)
Current maturities on debt:
The $300 Million Term Loan	$—	$15,000
The 2018 Senior Notes	400,000	—
Less: debt issuance costs	(655)	—
Current maturities on debt	399,345	15,000
Long-term debt:
Revolving line of credit	—	210,000
The $300 Million Term Loan	—	243,750
The $450 Million Term Loan	—	450,000
The 2018 Senior Notes	—	400,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
The 2025 Senior Notes	1,500,000	—
Less: debt issuance costs	(19,791)	(9,729)
Long-term debt	2,380,209	2,194,021
Total debt	$2,779,554	$2,209,021

Revolving Line of Credit and Term Loans
On May 13, 2025, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit from $600 million to $1.0 billion and extending its maturity to May 13, 2030. Also on May 13, 2025, we repaid in full and terminated the $300 million unsecured term loan (the “$300 Million Term Loan”) and the $450 million unsecured term loan (the “$450 Million Term Loan”) outstanding under our credit agreement, utilizing proceeds from the issuance of the 2025 Senior Notes (as defined below). Borrowings under the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest rates on amounts borrowed under the revolving line of credit are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The credit agreement contains certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and contains other covenants typical of an unsecured credit facility.
As of June 30, 2025, there were no borrowings outstanding under the revolving line of credit and we were in compliance with all financial covenants under the credit agreement.
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
On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes.
On May 13, 2025, we issued $1.5 billion of senior notes in a private offering to qualified institutional investors (the “2025 Senior Notes,” and collectively with the 2018 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes, the “Senior Notes”). The 2025 Senior Notes require interest payments semi-annually at a rate of 6.00% per annum and will mature on May 15, 2033. We used the net proceeds of the 2025 Senior Notes to repay all the outstanding aggregate principal and interest amounts of the $300 Million Term Loan and the $450 Million Term Loan, and the outstanding balance and interest on our revolving line of credit, as well as for general corporate purposes.
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of June 30, 2025.
The following table presents the face values and fair values for the Senior Notes at June 30, 2025 and September 30, 2024:

	June 30, 2025		September 30, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$399,000	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	873,000	900,000	864,000
The 2025 Senior Notes	1,500,000	1,513,125	—	—
Total	$2,800,000	$2,785,125	$1,300,000	$1,263,500

7. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended June 30, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$321,154	$149,003	$470,157	87%
Europe, Middle East and Africa	1,553	39,844	41,397	8%
Asia Pacific	1,602	23,259	24,861	5%
Total	$324,309	$212,106	$536,415	100%

	Quarter Ended June 30, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$239,319	$142,003	$381,322	85%
Europe, Middle East and Africa	1,769	44,592	46,361	10%
Asia Pacific	362	19,804	20,166	5%
Total	$241,450	$206,399	$447,849	100%

	Nine Months Ended June 30, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$846,102	$432,932	$1,279,034	87%
Europe, Middle East and Africa	5,097	116,059	121,156	8%
Asia Pacific	5,824	69,104	74,928	5%
Total	$857,023	$618,095	$1,475,118	100%

	Nine Months Ended June 30, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$657,990	$405,859	$1,063,849	84%
Europe, Middle East and Africa	4,355	120,631	124,986	10%
Asia Pacific	8,102	66,780	74,882	6%
Total	$670,447	$593,270	$1,263,717	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
On-premises software	$81,673	$83,775	43%	46%	$246,808	$235,944	44%	45%
SaaS software	106,242	100,010	57%	54%	310,944	293,689	56%	55%
Total	$187,915	$183,785	100%	100%	$557,752	$529,633	100%	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Platform software	$61,479	$51,780	33%	28%	$171,765	$144,278	31%	27%
Non-platform software	126,436	132,005	67%	72%	385,987	385,355	69%	73%
Total	$187,915	$183,785	100%	100%	$557,752	$529,633	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Software recognized at a point in time (1)	$24,485	$24,638	13%	13%	$72,902	$58,597	13%	11%
Software recognized over contract term (2)	163,430	159,147	87%	87%	484,850	471,036	87%	89%
Total	$187,915	$183,785	100%	100%	$557,752	$529,633	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual licenses, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in thousands)
Business-to-business Scores	$268,479	$188,754	83%	78%	$693,364	$514,704	81%	77%
Business-to-consumer Scores	55,830	52,696	17%	22%	163,659	155,743	19%	23%
Total	$324,309	$241,450	100%	100%	$857,023	$670,447	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 54% and 47% of our total revenues in the quarters ended June 30, 2025 and 2024, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended June 30, 2025 and 2024. Revenues collectively generated by agreements with these customers accounted for 51% and 44% of our total revenues in the nine months ended June 30, 2025 and 2024, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the nine months ended June 30, 2025 and 2024. At June 30, 2025 and September 30, 2024, two individual customers and one individual customer accounted for 10% or more of total consolidated receivables, respectively.
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

Receivables at June 30, 2025 and September 30, 2024 consisted of the following:

	June 30, 2025	September 30, 2024
	(In thousands)
Billed	$254,648	$264,942
Unbilled	252,812	210,795
	507,460	475,737
Less: allowance for doubtful accounts	(8,039)	(6,454)
Net receivables	499,421	469,283
Less: long-term receivables (*)	(45,315)	(42,641)
Short-term receivables (*)	$454,106	$426,642

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Nine Months Ended June 30, 2025
(In thousands)
Deferred revenues, beginning balance (*)	$160,209
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(140,523)
Increases due to billings, excluding amounts recognized as revenue during the period	155,372
Deferred revenues, ending balance (*)	$175,058

(*) Deferred revenues at June 30, 2025 included current portion of $171.7 million and long-term portion of $3.4 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2024 included current portion of $156.9 million and long-term portion of $3.3 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $593.3 million as of June 30, 2025, approximately 50% of which we expect to recognize over the next 15 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $507.3 million as of September 30, 2024.

8. Income Taxes
Effective Tax Rate
The effective income tax rate was 23.3% and 24.5% during the quarters ended June 30, 2025 and 2024, respectively, and 17.2% and 19.9% during the nine months ended June 30, 2025 and 2024, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The Organization for Economic Co-operation and Development published Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax rate that are in the process of being adopted by a number of jurisdictions in which we operate. We continue to monitor these legislative developments and do not expect Pillar Two to have a material impact on our fiscal 2025 consolidated financial statements.
The One Big Beautiful Bill Act (“OBBBA”) of 2025 was signed into law on July 4, 2025. We continue to monitor the impact of the tax provisions of the OBBBA, most of which are not effective for FICO until fiscal 2026 and after. We do not expect the OBBBA to have a material impact on our fiscal 2025 consolidated financial statements.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $23.2 million and $19.9 million at June 30, 2025 and September 30, 2024, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $2.9 million and $1.7 million related to unrecognized tax benefits as of June 30, 2025 and September 30, 2024, respectively.
9. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$181,789	$126,256	$496,932	$377,120
Denominator — share:
Basic weighted-average shares	24,284	24,646	24,350	24,743
Effect of dilutive securities	291	369	346	386
Diluted weighted-average shares	24,575	25,015	24,696	25,129
Earnings per share:
Basic	$7.49	$5.12	$20.41	$15.24
Diluted	$7.40	$5.05	$20.12	$15.01
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
The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30, 2025
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$187,915	$—	$187,915
Professional services	—	24,191	—	24,191
Scores	324,309	—	—	324,309
Total segment revenues	324,309	212,106	—	536,415
Segment operating expense	(39,598)	(144,164)	(48,205)	(231,967)
Segment operating income	$284,711	$67,942	$(48,205)	304,448
Unallocated share-based compensation expense				(41,930)
Operating income				262,518
Unallocated interest expense, net				(32,899)
Unallocated other income, net				7,372
Income before income taxes				$236,991
Depreciation and amortization	$139	$2,730	$20	$2,889

	Quarter Ended June 30, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$183,785	$—	$183,785
Professional services	—	22,614	—	22,614
Scores	241,450	—	—	241,450
Total segment revenues	241,450	206,399	—	447,849
Segment operating expense	(28,461)	(136,059)	(50,368)	(214,888)
Segment operating income	$212,989	$70,340	$(50,368)	232,961
Unallocated share-based compensation expense				(42,435)
Unallocated amortization expense				(275)
Operating income				190,251
Unallocated interest expense, net				(26,868)
Unallocated other income, net				3,935
Income before income taxes				$167,318
Depreciation and amortization	$129	$2,553	$18	$2,700

	Nine Months Ended June 30, 2025
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$557,752	$—	$557,752
Professional services	—	60,343	—	60,343
Scores	857,023	—	—	857,023
Total segment revenues	857,023	618,095	—	1,475,118
Segment operating expense	(103,571)	(426,087)	(133,478)	(663,136)
Segment operating income	$753,452	$192,008	$(133,478)	811,982
Unallocated share-based compensation expense				(124,288)
Operating income				687,694
Unallocated interest expense, net				(93,765)
Unallocated other income, net				6,207
Income before income taxes				$600,136
Depreciation and amortization	$382	$7,522	$56	$7,960

	Nine Months Ended June 30, 2024
	Scores	Software	Unallocated Corporate Expenses	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$529,633	$—	$529,633
Professional services	—	63,637	—	63,637
Scores	670,447	—	—	670,447
Total segment revenues	670,447	593,270	—	1,263,717
Segment operating expense	(76,596)	(403,646)	(136,742)	(616,984)
Segment operating income	$593,851	$189,624	$(136,742)	646,733
Unallocated share-based compensation expense				(109,457)
Unallocated amortization expense				(825)
Operating income				536,451
Unallocated interest expense, net				(77,123)
Unallocated other income, net				11,314
Income before income taxes				$470,642
Depreciation and amortization	$317	$6,250	$46	$6,613

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

Highlights from the quarter and nine months ended June 30, 2025
•Total revenues were $536.4 million during the quarter ended June 30, 2025, a 20% increase from the quarter ended June 30, 2024, and $1.5 billion during the nine months ended June 30, 2025, a 17% increase from the nine months ended June 30, 2024.
•Revenues for our Scores segment were $324.3 million during the quarter ended June 30, 2025, a 34% increase from the quarter ended June 30, 2024, and $857.0 million during the nine months ended June 30, 2025, a 28% increase from the nine months ended June 30, 2024.
•Annual Recurring Revenue for our Software segment as of June 30, 2025 was $739.1 million, a 4% increase from June 30, 2024.
•Dollar-Based Net Retention Rate for our Software segment was 103% as of June 30, 2025.
•Operating income was $262.5 million during the quarter ended June 30, 2025, a 38% increase from the quarter ended June 30, 2024, and $687.7 million during the nine months ended June 30, 2025, a 28% increase from the nine months ended June 30, 2024.
•Net income was $181.8 million during the quarter ended June 30, 2025, a 44% increase from the quarter ended June 30, 2024, and $496.9 million during the nine months ended June 30, 2025, a 32% increase from the nine months ended June 30, 2024.
•Diluted EPS was $7.40 during the quarter ended June 30, 2025, a 47% increase from the quarter ended June 30, 2024, and $20.12 during the nine months ended June 30, 2025, a 34% increase from the nine months ended June 30, 2024.
•Cash flows from operating activities were $555.1 million during the nine months ended June 30, 2025, compared with $406.5 million during the nine months ended June 30, 2024.
•Cash and cash equivalents were $189.0 million as of June 30, 2025, compared with $150.7 million as of September 30, 2024.
•We issued $1.5 billion of senior notes and used the net proceeds to repay all the outstanding balances on our term loans and revolving line of credit. We also amended our credit agreement to increase our borrowing capacity under the unsecured revolving line of credit to $1.0 billion and extended its maturity. Total debt balance was $2.8 billion as of June 30, 2025, compared with $2.2 billion as of September 30, 2024.
•Total share repurchases during the quarter ended June 30, 2025 were $511.3 million, compared with $255.5 million during the quarter ended June 30, 2024, and during the nine months ended June 30, 2025 were $878.1 million, compared with $506.8 million during the nine months ended June 30, 2024.
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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Total on-premises and SaaS software	$26.7	$27.5	$69.7	$62.6
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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
ARR	(In millions)
Platform	$173.2	$190.3	$201.4	$215.1	$227.0	$227.7	$234.7	$254.2
Non-platform	496.2	497.4	495.6	494.5	494.2	501.6	479.9	484.9
Total	$669.4	$687.7	$697.0	$709.6	$721.2	$729.3	$714.6	$739.1

Percentage
Platform	26%	28%	29%	30%	31%	31%	33%	34%
Non-platform	74%	72%	71%	70%	69%	69%	67%	66%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	53%	43%	32%	31%	31%	20%	17%	18%
Non-platform	14%	11%	8%	3%	—%	1%	(3)%	(2)%
Total	22%	18%	14%	10%	8%	6%	3%	4%

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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
DBNRR
Platform	145%	136%	126%	124%	123%	112%	110%	115%
Non-platform	111%	108%	106%	101%	99%	100%	96%	97%
Total	120%	114%	112%	108%	106%	105%	102%	103%

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
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024	2025	2024
	(In thousands)				(In thousands)
Scores	$324,309	$241,450	60%	54%	$82,859	34%
Software	212,106	206,399	40%	46%	5,707	3%
Total	$536,415	$447,849	100%	100%	88,566	20%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024	2025	2024
	(In thousands)				(In thousands)
Scores	$857,023	$670,447	58%	53%	$186,576	28%
Software	618,095	593,270	42%	47%	24,825	4%
Total	$1,475,118	$1,263,717	100%	100%	211,401	17%

Quarter Ended June 30, 2025 Compared to Quarter Ended June 30, 2024
Scores
Scores segment revenues increased $82.9 million due to an increase of $79.7 million in our business-to-business scores revenue and an increase of $3.2 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, an increase in volume of mortgage originations and a multi-year license renewal in the U.S. recognized on our insurance score product during the quarter ended June 30, 2025. The increase in business-to-consumer revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2025	2024
	(In thousands)		(In thousands)
On-premises and SaaS software	$187,915	$183,785	$4,130	2%
Professional services	24,191	22,614	1,577	7%
Total	$212,106	$206,399	5,707	3%
Software segment revenues increased $5.7 million due to a $4.1 million increase in our on-premises and SaaS software revenue and a $1.6 million increase in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products.
Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024
Scores
Scores segment revenues increased $186.6 million due to an increase of $178.7 million in our business-to-business scores revenue and an increase of $7.9 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, an increase in volume of mortgage originations and a multi-year license renewal in the U.S. recognized on our insurance score product during the nine months ended June 30, 2025. The increase in business-to-consumer revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2025	2024
	(In thousands)		(In thousands)
On-premises and SaaS software	$557,752	$529,633	$28,119	5%
Professional services	60,343	63,637	(3,294)	(5)%
Total	$618,095	$593,270	24,825	4%
Software segment revenues increased $24.8 million due to a $28.1 million increase in our on-premises and SaaS software revenue, partially offset by a $3.3 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in license revenue recognized at a point in time due to a large license renewal and an increase in revenue recognized over time largely driven by SaaS growth for our Platform products.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2025	2024	2025	2024
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$536,415	$447,849	100%	100%	$88,566	20%
Operating expenses:
Cost of revenues	87,571	88,225	16%	20%	(654)	(1)%
Research and development	47,212	44,217	9%	10%	2,995	7%
Selling, general and administrative	139,114	124,881	26%	28%	14,233	11%
Amortization of intangible assets	—	275	—%	—%	(275)	(100)%
Total operating expenses	273,897	257,598	51%	58%	16,299	6%
Operating income	262,518	190,251	49%	42%	72,267	38%
Interest expense, net	(32,899)	(26,868)	(6)%	(6)%	(6,031)	22%
Other income, net	7,372	3,935	1%	1%	3,437	87%
Income before income taxes	236,991	167,318	44%	37%	69,673	42%
Provision for income taxes	55,202	41,062	10%	9%	14,140	34%
Net income	$181,789	$126,256	34%	28%	55,533	44%
Number of employees at quarter end	3,855	3,588			267	7%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2025	2024	2025	2024
	(In thousands)				(In thousands)
Revenues	$1,475,118	$1,263,717	100%	100%	$211,401	17%
Operating expenses:
Cost of revenues	262,546	258,632	18%	21%	3,914	2%
Research and development	137,394	127,732	9%	10%	9,662	8%
Selling, general and administrative	387,484	340,077	26%	27%	47,407	14%
Amortization of intangible assets	—	825	—%	—%	(825)	(100)%
Total operating expenses	787,424	727,266	53%	58%	60,158	8%
Operating income	687,694	536,451	47%	42%	151,243	28%
Interest expense, net	(93,765)	(77,123)	(6)%	(6)%	(16,642)	22%
Other income, net	6,207	11,314	—%	1%	(5,107)	(45)%
Income before income taxes	600,136	470,642	41%	37%	129,494	28%
Provision for income taxes	103,204	93,522	7%	7%	9,682	10%
Net income	$496,932	$377,120	34%	30%	119,812	32%

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
The quarter-over-prior year quarter decrease in cost of revenues of $0.7 million was primarily attributable to a $1.6 million decrease in personnel and labor costs and a $1.1 million decrease in outside services costs, partially offset by a $2.3 million increase in infrastructure and facilities costs. The decrease in personnel and labor costs was primarily attributable to decreased incentive expense. The decrease in outside services costs was primarily attributable to decreased third-party contractor costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs. Cost of revenues as a percentage of revenues decreased to 16% during the quarter ended June 30, 2025 from 20% during the quarter ended June 30, 2024, primarily due to increased sales of our higher-margin Scores products.
The year-to-date period-over-period increase in cost of revenues of $3.9 million was primarily attributable to a $7.4 million increase in infrastructure and facilities costs, partially offset by a $1.5 million decrease in outside services costs and a $1.5 million decrease in personnel and labor costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs and an increase in depreciation on data center computer hardware. The decrease in outside services costs was primarily attributable to decreased third-party contractor costs. The decrease in personnel and labor costs was primarily attributable to decreased incentive expense and headcount. Cost of revenues as a percentage of revenues decreased to 18% during the nine months ended June 30, 2025 from 21% during the nine months ended June 30, 2024, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $3.0 million was primarily attributable to a $1.9 million increase in outside services costs and a $1.1 million increase in infrastructure and facilities costs. The increase in outside services costs was primarily attributable to increased third-party contractor costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. Research and development expenses as a percentage of revenues decreased to 9% during the quarter ended June 30, 2025 from 10% during the quarter ended June 30, 2024.
The year-to-date period-over-period increase in research and development expenses of $9.7 million was primarily attributable to a $5.5 million increase in outside services costs and a $4.0 million increase in infrastructure and facilities costs. The increase in outside services costs was primarily attributable to increased third-party contractor costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs and software royalty fees. Research and development expenses as a percentage of revenues decreased to 9% during the nine months ended June 30, 2025 from 10% during the nine months ended June 30, 2024.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $14.2 million was primarily attributable to a $7.0 million increase in advertising and other promotional expenses, a $5.1 million increase in personnel and labor costs, a $1.3 million increase in travel expenses, and a $1.1 million increase in non-income tax costs. The increase in advertising and other promotional expenses was primarily attributable to increased costs for advertising campaigns and corporate events. The increase in personnel and labor costs was primarily attributable to increased headcount, market base-pay adjustments, fringe benefit costs related to our supplemental retirement and savings plan, and commission expense, partially offset by decreased incentive expense and share-based compensation expense. The increase in travel costs was primarily attributable to promotional and corporate events. The increase in non-income tax costs was attributable to a foreign tax law change related to transfer pricing, effective during the quarter ended June 30, 2025, that impacted a non-U.S. subsidiary. Selling, general and administrative expenses as a percentage of revenues decreased to 26% during the quarter ended June 30, 2025 from 28% during the quarter ended June 30, 2024.

The year-to-date period-over-period increase in selling, general and administrative expenses of $47.4 million was primarily attributable to a $23.6 million increase in personnel and labor costs, a $17.2 million increase in advertising and other promotional costs, a $4.0 million increase in non-income tax costs, and a $2.6 million increase in travel costs. The increase in personnel and labor costs was primarily attributable to increased share-based compensation expense, headcount, market base-pay adjustments, and commission expense, partially offset by decreased fringe benefits costs related to our supplemental retirement and savings plan. The increase in advertising and other promotional expenses was primarily attributable to increased costs for advertising campaigns and corporate events. The increase in non-income tax costs was attributable to a foreign tax law change related to transfer pricing, effective during the nine months ended June 30, 2025, that impacted a non-U.S. subsidiary. The increase in travel costs was primarily attributable to promotional and corporate events. Selling, general and administrative expenses as a percentage of revenues decreased to 26% during the nine months ended June 30, 2025 from 27% during the nine months ended June 30, 2024.
Interest Expense, Net
Interest expense includes interest on the senior notes issued in May 2025, December 2021, December 2019 and May 2018, as well as interest and credit agreement fees on the revolving line of credit and term loans. On our condensed consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter-over-prior year quarter increase in interest expense of $6.0 million was primarily attributable to the $1.5 billion of 6.00% senior notes issued in May 2025, partially offset by a lower average outstanding balance and a lower average interest rate on borrowings under our credit agreement during the quarter ended June 30, 2025.
The year-to-date period-over-period increase in interest expense of $16.6 million was primarily attributable to the $1.5 billion of 6.00% senior notes issued in May 2025 and a higher average outstanding balance on borrowings under our credit agreement during the nine months ended June 30, 2025, partially offset by a lower average interest rate on borrowings under our credit agreement during the nine months ended June 30, 2025.
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
The quarter-over-prior year quarter increase in other income, net of $3.4 million was primarily attributable to an increase in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan.
The year-to-date period-over-period decrease in other income, net of $5.1 million was primarily attributable to a decrease in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan, partially offset by an increase in net exchange rate gains resulting from remeasurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts.
Provision for Income Taxes
The effective income tax rate was 23.3% and 24.5% during the quarters ended June 30, 2025 and 2024, respectively, and 17.2% and 19.9% during the nine months ended June 30, 2025 and 2024, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The effective tax rates for the quarter and nine months ended June 30, 2025 were favorably impacted by the excess tax benefit relating to share-based compensation.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and nine-month periods ended June 30, 2025 and 2024:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024
	(In thousands)		(In thousands)
Scores	$284,711	$212,989	$71,722	34%
Software	67,942	70,340	(2,398)	(3)%
Unallocated corporate expenses	(48,205)	(50,368)	2,163	(4)%
Total segment operating income	304,448	232,961	71,487	31%
Unallocated share-based compensation	(41,930)	(42,435)	505	(1)%
Unallocated amortization expense	—	(275)	275	(100)%
Operating income	$262,518	$190,251	72,267	38%

	Scores				Software
	Quarter Ended June 30,		Percentage of Revenues		Quarter Ended June 30,		Percentage of Revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(In thousands)				(In thousands)
Segment revenues	$324,309	$241,450	100%	100%	$212,106	$206,399	100%	100%
Segment operating expense	(39,598)	(28,461)	(12)%	(12)%	(144,164)	(136,059)	(68)%	(66)%
Segment operating income	$284,711	$212,989	88%	88%	$67,942	$70,340	32%	34%
The quarter-over-prior year quarter increase in operating income of $72.3 million was primarily attributable to an $88.6 million increase in segment revenues and a $2.2 million decrease in corporate expenses, partially offset by a $19.2 million increase in segment operating expenses.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $71.5 million was the result of a $71.7 million increase in our Scores segment operating income and a $2.2 million decrease in corporate expenses, partially offset by a $2.4 million decrease in our Software segment operating income.
The quarter-over-prior year quarter increase in Scores segment operating income of $71.7 million was due to an $82.8 million increase in segment revenue, partially offset by an $11.1 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue was 88%, consistent with the quarter ended June 30, 2024.
The quarter-over-prior year quarter decrease in Software segment operating income of $2.4 million was due to an $8.1 million increase in segment operating expenses, partially offset by a $5.7 million increase in segment revenue. Software segment operating income as a percentage of segment revenue decreased to 32% from 34%, primarily attributable to the increase in third-party data center hosting costs.

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024
	(In thousands)		(In thousands)
Scores	$753,452	$593,851	$159,601	27%
Software	192,008	189,624	2,384	1%
Unallocated corporate expenses	(133,478)	(136,742)	3,264	(2)%
Total segment operating income	811,982	646,733	165,249	26%
Unallocated share-based compensation	(124,288)	(109,457)	(14,831)	14%
Unallocated amortization expense	—	(825)	825	(100)%
Operating income	$687,694	$536,451	151,243	28%

	Scores				Software
	Nine Months Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(In thousands)				(In thousands)
Segment revenues	$857,023	$670,447	100%	100%	$618,095	$593,270	100%	100%
Segment operating expense	(103,571)	(76,596)	(12)%	(11)%	(426,087)	(403,646)	(69)%	(68)%
Segment operating income	$753,452	$593,851	88%	89%	$192,008	$189,624	31%	32%
The year-to-date period-over-period increase of $151.2 million in operating income was primarily attributable to a $211.4 million increase in segment revenues and a $3.3 million decrease in corporate expenses, partially offset by a $49.4 million increase in segment operating expenses and a $14.8 million increase in share-based compensation cost.
At the segment level, the year-to-date period-over-period increase of $165.2 million in segment operating income was the result of a $159.6 million increase in our Scores segment operating income, a $3.3 million decrease in corporate expenses, and a $2.4 million increase in our Software segment operating income.
The year-to-date period-over-period $159.6 million increase in Scores segment operating income was attributable to a $186.6 million increase in segment revenue, partially offset by a $27.0 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue was 88%, materially consistent with the nine months ended June 30, 2024.
The year-to-date period-over-period $2.4 million increase in Software segment operating income was attributable to a $24.8 million increase in segment revenue, partially offset by a $22.4 million increase in segment operating expenses. Software segment operating income as a percentage of segment revenue was 31%, materially consistent with the nine months ended June 30, 2024.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2025, we had $189.0 million in cash and cash equivalents, which included $121.9 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $1.0 billion revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $400.0 million principal payment on the 2018 Senior Notes (as defined below) due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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

Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2025	2024
	(In thousands)
Cash provided by (used in):
Operating activities	$555,138	$406,486	$148,652
Investing activities	(30,390)	(20,434)	(9,956)
Financing activities	(486,792)	(364,981)	(121,811)
Effect of exchange rate changes on cash	426	(1,806)	2,232
Increase in cash and cash equivalents	$38,382	$19,265	19,117
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $555.1 million during the nine months ended June 30, 2025 from $406.5 million during the nine months ended June 30, 2024. The $148.7 million increase was attributable to a $119.8 million increase in net income, a $19.1 million increase in non-cash items, and a $9.8 million increase due to the timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $30.4 million for the nine months ended June 30, 2025 from $20.4 million for the nine months ended June 30, 2024. The $10.0 million increase was primarily attributable to a $10.5 million increase in capitalized internal-use software costs.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $486.8 million for the nine months ended June 30, 2025 from $365.0 million for the nine months ended June 30, 2024. The $121.8 million increase was primarily attributable to a $1.2 billion increase in payments, net of proceeds, on our revolving line of credit and term loans, a $368.3 million increase in repurchases of common stock, a $66.0 million increase in taxes paid related to net share settlement of equity awards, and a $16.5 million increase in debt issuance costs, partially offset by the proceeds from issuance of $1.5 billion senior notes.
Repurchases of Common Stock
In July 2024, our Board of Directors approved a stock repurchase program (the “July 2024 program”), replacing our previously authorized January 2024 stock repurchase program, which was terminated prior to its expiration. The July 2024 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. In June 2025, our Board of Directors approved a new stock repurchase program (the “June 2025 program”), replacing the July 2024 program, which was terminated prior to its expiration. The June 2025 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The June 2025 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As of June 30, 2025, we had $880.1 million remaining under the June 2025 program. We expended $511.3 million and $878.1 million during the quarter and nine months ended June 30, 2025, respectively, under the July 2024 program and the June 2025 program. We expended $255.5 million and $506.8 million during the quarter and nine months ended June 30, 2024, respectively, under previously authorized stock repurchase programs.

Revolving Line of Credit
On May 13, 2025, we amended our credit agreement with a syndicate of banks, increasing our borrowing capacity under the unsecured revolving line of credit from $600 million to $1.0 billion and extending its maturity to May 13, 2030. Also on May 13, 2025, we repaid in full and terminated the $300 million unsecured term loan (the “$300 Million Term Loan”) and the $450 million unsecured term loan (the “$450 Million Term Loan”) outstanding under our credit agreement, utilizing proceeds from the issuance of the 2025 Senior Notes (as defined below). Borrowings under the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest rates on amounts borrowed under the revolving line of credit are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The credit agreement contains certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and contains other covenants typical of an unsecured credit facility.
As of June 30, 2025, there were no borrowings outstanding under the revolving line of credit and we were in compliance with all financial covenants under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. On May 13, 2025, we issued $1.5 billion of senior notes in a private offering to qualified institutional investors (the “2025 Senior Notes,” and collectively with the 2018 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes, the “Senior Notes”). The 2025 Senior Notes require interest payments semi-annually at a rate of 6.00% per annum and will mature on May 15, 2033. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of June 30, 2025, the carrying value of the Senior Notes was $2.8 billion and we were in compliance with all financial covenants under these obligations.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating expenses to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2025 and September 30, 2024:

	June 30, 2025			September 30, 2024
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$189,049	$189,049	2.80%	$150,667	$150,667	2.88%
The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at June 30, 2025 and September 30, 2024:

	June 30, 2025		September 30, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$399,000	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	873,000	900,000	864,000
The 2025 Senior Notes	1,500,000	1,513,125	—	—
Total	$2,800,000	$2,785,125	$1,300,000	$1,263,500

We have interest rate risk with respect to our unsecured revolving line of credit. Interest rates on amounts borrowed under the revolving line of credit are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of June 30, 2025, there were no borrowings outstanding under the revolving line of credit.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2025 and September 30, 2024:

	June 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	6,500	$7,655	$—
Buy foreign currency:
British pound (GBP)	GBP	9,613	$13,200	$—
Singapore dollar (SGD)	SGD	5,708	$4,500	$—

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	$—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	$—
Singapore dollar (SGD)	SGD	7,404	$5,800	$—
The foreign currency forward contracts were entered into on June 30, 2025 and September 30, 2024; therefore, their fair value was $0 on each of these dates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
FICO is a defendant in consolidated putative class action lawsuits brought in the Northern District of Illinois against FICO and the credit bureaus, Equifax, Experian and TransUnion, alleging antitrust claims in connection with the distribution of FICO Scores. On November 24, 2024, the court ruled on FICO’s and the credit bureaus’ motions to dismiss the plaintiffs’ amended complaints. The court dismissed with prejudice all claims in the lawsuit other than a Sherman Act Section 2 claim and accompanying state law claims against FICO, which were allowed to proceed through the discovery stage of the litigation. FICO intends to vigorously defend against the remaining claims in this proceeding.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 through April 30, 2025	18,609	$1,805.58	17,865	$361,938,170
May 1, 2025 through May 31, 2025	92,990	$1,753.52	91,261	$202,040,151
June 1, 2025 through June 30, 2025	174,752	$1,801.14	174,693	$880,091,733
	286,351	$1,785.97	283,819	$880,091,733

(1)Includes 2,532 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2025.
(2)In July 2024, our Board of Directors approved a stock repurchase program (the “July 2024 program”), replacing our previously authorized January 2024 stock repurchase program, which was terminated prior to its expiration. The July 2024 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. In June 2025, our Board of Directors approved a new stock repurchase program (the “June 2025 program”), replacing the July 2024 program, which was terminated prior to its expiration. The June 2025 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The June 2025 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Restated Certificate of Incorporation of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009).

4.1
Indenture dated as of May 13, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, which includes the form of 6.000% Senior Notes due 2033. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed May 13, 2025.)

10.1
Third Amended and Restated Credit Agreement among the Company, the lenders party thereto, Wells Fargo Bank National Association, Wells Fargo Securities, LLC and BofA Securities, Inc., dated May 13, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2025.)

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

FAIR ISAAC CORPORATION

DATE:	July 30, 2025

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 30, 2025

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)