Form 10-K
period 2025-09-30
FAIR ISAAC CORP
filed 2025-11-07
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 2025

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
As of March 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $36,060,682,209 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 23, 2025 was 23,709,047 (excluding 65,147,736 shares held by the Company as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, share repurchases, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations or strategic divestitures; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products and services, their characteristics, performance, sales potential or effect in use by customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I
Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) is a global analytics software leader. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 80 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure of consumer credit risk in the United States (“U.S.”) — empowering them to increase financial literacy and manage their financial health. More information about us can be found on our website, www.fico.com. We make our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K, as well as amendments to those reports, available free of charge through our website as soon as reasonably practicable after we electronically file them with the U.S. Securities and Exchange Commission (“SEC”). References to our website address in this report do not constitute an incorporation by reference. Information on our website is not part of this report.

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
FICO has invested significant resources in the development of scores that can help expand credit access and lower borrowing costs for consumers that have limited credit history or who have sparse or inactive credit files. These scores use alternative data sources to enhance conventional consumer reporting agency data and generate scores for otherwise un-scorable consumers and in many cases improve the credit scores of scorable consumers.
•FICO® Score XD uses public records and property data, and a consumer’s history with mobile phone, landline phone and cable payments, to generate scores on the same 300-850 scale as standard FICO® Scores. FICO Score XD is available to lenders through our distribution partners, LexisNexis Risk Solutions and Equifax.
•The UltraFICO® Score uses consumer-permissioned data such as checking, savings, or money market account data, to generate scores on the same 300-850 scale as standard FICO® Scores. Incorporating consumer-permissioned data helps empower consumers to establish or improve their creditworthiness by using data that reflects sound financial activity, but that is not part of a conventional credit report.
Both scores maintain the same score to risk relationship as standard FICO® Scores, enhancing their compatibility with existing credit underwriting systems and models.
Outside the U.S., we offer FICO® Scores for consumer loans, and in some cases for small and medium business loans. These scores are typically sold to end-users through consumer reporting agencies in those countries, as they are in the U.S. FICO Scores have been made available in over 40 countries and we have also developed client-specific versions of the FICO Score in over ten countries.
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
Several analytic methodologies underlie our products in this area. These include proprietary applications of both linear and nonlinear optimization algorithms, advanced neural systems, machine learning and artificial intelligence (“AI”). We also apply various statistical techniques for analysis and pattern detection within large datasets and can derive insights and predictive features from various forms of data, including unstructured data.
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
Our goal is to move substantially all of FICO’s current software products onto FICO® Platform. Many capabilities of FICO’s current software products are now part of FICO Platform, addressing use cases such as origination, fraud detection, customer management, and next best action, among others. We believe this strategy of moving our software products to FICO Platform will result in revenue growth through follow-on “land and expand” sales to existing FICO Platform customers and more sales to medium-sized businesses typically served through value-added resellers and systems integrators.
Our annual recurring revenue (“ARR”) from FICO® Platform based products was $263.6 million as of September 30, 2025, representing 35% of our total software ARR. For information about ARR, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Annual Recurring Revenue, in this Annual Report on Form 10-K.

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
•FICO® Analytics Workbench is a predictive analytics tool that allows businesses to create and deploy explainable machine learning models for use in decisions that typically require strict governance and compliance, often including regulatory oversight. FICO Analytics Workbench runs on FICO® Platform.
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
•FICO® Originations Solution is an application-to-decision credit originations solution. It enables banks, credit unions, finance companies, online lenders, auto lenders, and other companies to automate and improve the processing of requests for credit. Our Originations Solution increases the speed, consistency and efficiency with which requests are handled, reducing losses, and increasing approval rates through the application of sophisticated policies and analytics that assess applicant risk and reduce the need for manual review by underwriters. Originations capabilities are available on FICO® Platform.
•FICO® Customer Communication Service is an intelligent omnichannel digital communication manager for resolving customer interactions. It enables businesses to automate individualized customer dialogues with the same consistency and regulatory compliance as their human agents. With Customer Communication Service, businesses can be available 24/7 for one-way or two-way communication through any channel their consumers choose. Businesses can rapidly launch mobile alerts, messaging, virtual agents, self-service options, and other auto-resolution capabilities. It helps make the full customer journey more efficient and raises the level of data-driven digital intelligence behind lifecycle communications. Customer Communication capabilities are available on FICO® Platform.
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

MARKETS AND CUSTOMERS
Our scores and software products and services serve clients in multiple industries, including banking, insurance, retail, healthcare and public agencies. End users of our products include three-quarters of each of the largest 100 financial institutions in the U.S. and the largest 100 banks in the world. Our clients also include more than 600 insurers, including eight of the top ten U.S. property and casualty insurers; more than 300 retailers and general merchandisers; and more than 200 government or public agencies. Seven of the top ten companies on the 2025 Fortune 500 list use one or more of our solutions. In addition, our consumer solutions are marketed to more than 200 million U.S. consumers whose credit relationships are reported to the three major U.S. consumer reporting agencies.
The majority of our scores are marketed and sold through consumer reporting agencies. During fiscal 2025, 2024 and 2023, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 51%, 45% and 41% of our total revenues, respectively. We also sell our scores and credit monitoring directly to consumers through our myFICO.com on-line subscription offerings. Outside of the U.S., we sell our scores through consumer reporting agencies, other third-party distributors, and in some cases directly to large end-users.
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
Our largest market segment is financial services, representing 92% of our total revenue during fiscal 2025. Our largest geographic market is the Americas, representing 87% of our total revenue during fiscal 2025.

COMPETITION
The market for our solutions is intensely competitive and is constantly changing. Our competitors vary both in size and in the scope of the products and services they offer. We encounter competition from several sources, including:
•in-house analytic and systems developers;
•developers and providers of neural networks, machine learning, and AI systems;
•fraud solutions providers;
•scoring model builders;
•providers of credit reports and credit scores, including consumer reporting agencies;
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

Software
The competition in our Software segment varies by application. In the fraud solutions market for banking, we compete primarily with Nice Actimize, Experian, Pegasystems, BAE Systems Applied Intelligence, SAS, ACI Worldwide, IBM, Feedzai and Featurespace. In the customer origination market, we compete with Experian, Equifax, Moody’s, Meridian Link, and CGI, among others. In the customer management market, we compete with Experian and SAS, among others. In the marketing services market, we compete with Pegasystems, Equifax, Experian, SAS, Adobe and Salesforce, among others. In the decision platform market, we compete with Pegasystems, IBM and SAS, among others.

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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. As of September 30, 2025, we held 204 U.S. and 26 foreign patents, with 79 applications pending.
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
We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. As of September 30, 2025, we had 23 trademarks registered in the U.S. and select foreign countries.

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
The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA. Numerous other U.S. states have passed similar privacy laws, and other states are considering such legislation.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) with respect to the offering of consumer financial products and services and provides the Consumer Financial Protection Bureau (the “CFPB”) with authority to enforce those provisions as well as certain enumerated federal consumer financial laws. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to a covered financial institution offering consumer financial products and services. Further, the CFPB has authority to issue rules designating non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act, which the CFPB has done for several markets including the consumer reporting market. Such designated “larger participants” are subject to reporting and on-site compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. In addition, the laws and regulations issued by U.S. and foreign regulators of some of our largest financial institution customers may require them to flow down certain contractual obligations, exercise greater oversight, and perform more rigorous audits of their key service providers such as us.

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
There has been an increased focus on laws and regulations related to our business and the business of our customers relating to policy concerns regarding the operation of consumer reporting agencies, the use and accuracy of credit and alternative data, the costs of consumer reports and credit scores, the use of credit scores and fair lending, and the use, transparency, and fairness of algorithms, AI, and machine learning in business processes.
The European Commission has finalized the EU AI Act, which establishes requirements for the provision and use of products that leverage AI systems, including in credit scoring. The EU AI Act entered into force on August 1, 2024 and its provisions take effect between six and 36 months after that date, with most of those provisions becoming effective in 2026. Other countries, as well as the executive branch of the U.S. government and a number of U.S. states, are considering or have implemented laws, regulations, or standards applicable to AI technologies.
Additional laws and regulations in the U.S. and abroad that may affect our business and our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:
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
•Laws and regulations related to data and cybersecurity, such as the Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; cyber incident notice requirements for banks and their service providers under rules and regulations issued by federal banking regulators; cybersecurity incident disclosure requirements for public companies under regulations issued by the SEC; and identity theft, file freezing, and similar state privacy laws.
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
•Laws and regulations relating to the environmental, social and governance, or sustainability, practices of companies, including enhanced climate-related disclosure requirements from regulators, such as California’s climate disclosure rules and the E.U.’s Corporate Sustainability Reporting Directive.
We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust and unfair competition laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices acts and various employment laws.
HUMAN CAPITAL RESOURCES
Our People
As of September 30, 2025, we employed 3,811 persons across 28 countries. Of these, our largest representation included 1,335 (35%) based in the U.S., 1,506 (40%) based in India and 271 (7%) based in the U.K. Other than to the extent mandated by applicable law in certain foreign jurisdictions, none of our employees are covered by a collective bargaining agreement, and no work stoppages were experienced during fiscal 2025.
Our Board of Directors (our “Board”) and executive leadership team believe that our people are vital to our success. The Leadership Development and Compensation Committee (the “LDCC”) of our Board oversees all human capital management policies, programs, and strategies, including but not limited to those regarding talent recruitment, development, retention, succession planning, health and safety, organizational culture, employee engagement, diversity, and compensation and benefit programs. The LDCC also periodically reviews and reports to the Board with respect to succession planning for our Chief Executive Officer and other senior management positions. In addition, our Chief Human Resources Officer reports to our Board periodically on people-focused programs.

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
Examples of organizational changes that have been driven by the insights from these surveys include investments in expanded workforce capacity, broadened and more frequent company-wide communications, increased employee stock ownership by significantly expanding the recipients of equity-based awards and encouraging all employees to take advantage of our Employee Stock Purchase Plan, expanded benefit programs including paid parental leave, well-being, family building, childcare reimbursement and company-funded transportation programs, enhanced incentive plan funding, and expanded investments in professional development targeting leadership and technical skills, as well as initiatives to promote a culture where all employees feel welcome at work.
Our engagement scores have steadily strengthened and we have enjoyed strong workforce retention over the past year. Each of 22 engagement driver scores from our most recent surveys are at or above our external benchmark scores.

Organizational Culture
FICO is committed to building and reinforcing a culture where all employees feel welcome and where individual perspectives are valued. FICO believes that a highly talented workforce that includes people with a wide range of backgrounds, experiences and perspectives drives innovation while helping us relate to our global customer base. Our goal is to achieve this innovation and connection to our customer base through a culture that attracts the broadest talent audience possible, while always striving to select the most qualified individuals. We also believe that promoting a culture where each individual is truly valued allows our people to reach their full potential.
Our FICO Cares organization encourages our people to connect with and contribute to their community. We encourage employees to participate in volunteer activities by providing work schedule flexibility and paid Community Volunteer Leave. We also encourage and match employee cash donations and volunteer time to qualified charitable organizations through our Corporate Matching Gift Program.
Across our global workforce, as of September 30, 2025, the percentage of males and females was 67% and 33%, respectively. Looking at our U.S. workforce, as of September 30, 2025, 46% were racially/ethnically diverse employees who are members of a protected class.
Additional information on our talent programs is available on the Corporate Responsibility page of our website at www.fico.com/en/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Talent Recruitment
We leverage organizational culture as a competitive advantage in our efforts to attract people from the broadest possible talent pool. We deploy selection practices designed to ensure strong alignment between candidate qualifications and knowledge and skills needed for success in each role, and we invest in hiring manager training focused on effective selection strategies. Further, in the U.S., we detail our targeted base pay ranges on all public job postings and prohibit our recruiters from inquiring about a candidate’s current level of compensation. Our focus on the professional development of our people drives the internal posting of virtually all job opportunities. And, consistent with our remarkably low undesired attrition rate, FICO has significantly strengthened its position as an employer of choice, resulting in attractive external candidate pools.

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
We define a “promotion” as an increase in pay band linked to the proven ability to be successful in the next level of responsibility. Our structured promotion process takes place twice annually with promotions to all job levels including senior job levels occurring with our year-end cycle (October/November) and promotions to lower and middle job levels taking place with our mid-year cycle (April/May). This process supports an integrated approach yielding improved consistency in promotion decisions, including that all groups are representatively recognized. Approximately 25% of our people are recognized via promotion each year.

Succession Planning
Our Board spends considerable time each year reviewing CEO and key leadership succession and development plans. These discussions include an annual dedicated review of CEO succession, as well as discussions at multiple meetings, including in executive session as needed, regarding broader key leader succession, organizational health and scenario planning in the event of unexpected leadership changes. The Board also has regular and direct exposure to senior leadership and high potential officers through formal and informal avenues throughout the year. Beyond the C-suite, we actively assess talent across the organization to optimize deployment of resources, encourage professional development, drive accountability, and identify and take actions to mitigate undesired attrition risk. At the mid-point of each fiscal year, talent assessments are performed by people managers for each team member. These assessments include a mid-year performance rating and a leadership strength rating, the combination of which yields a Talent Management Score ranging from one to nine with recommended follow-up actions associated with each score. In addition, managers identify any significant attrition risks and underlying drivers and develop related mitigation plans. Finally, for each senior leader role, managers identify potential successor candidates along with targeted development needs to encourage readiness.
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

Compensation and Benefit Programs
We regularly participate in market-based compensation surveys, seek the advice of outside experts, and leverage new hire, peer equity, and unplanned attrition trend data to ensure that our base pay and incentive structures are competitive. We create a strong sense of shared purpose by having our CEO and each member of our executive leadership team participate in the same annual cash incentive bonus design as all non-sales employees across our organization.
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
We foster a healthy work/life balance for our people including both remote and hybrid work location policies that provide significant flexibility surrounding work location and work schedules.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of September 30, 2025 were as follows:

Name	Positions Held	Age
William J. Lansing	January 2012–present, Chief Executive Officer and member of the Board of Directors of the Company. February 2009–November 2010, Chief Executive Officer and President, Infospace, Inc. 2004–2007, Chief Executive Officer and President, ValueVision Media, Inc. 2001–2003, General Partner, General Atlantic LLC. 2000–2001, Chief Executive Officer, NBC Internet, Inc. 1998–2000, President/Chief Executive Officer, Fingerhut Companies, Inc. 1996–1998, Vice President, Corporate Business Development, General Electric Company. 1996, Executive Vice President, Chief Operating Officer, Prodigy, Inc. 1986–1995, various positions, McKinsey & Company, Inc.	67

Steven P. Weber	May 2023–present, Executive Vice President, Chief Financial Officer of the Company. January 2023–May 2023, Vice President, Interim Chief Financial Officer of the Company. March 2021–January 2023, Vice President, Treasurer, Tax and Investor Relations of the Company. November 2010–March 2021, Vice President of Investor Relations and Treasurer of the Company. April 2003–November 2010, various positions with the Company. September 2001–April 2003, Senior Financial Analyst, Metris Companies. 1990–2001, various positions, Foodservice News.	62

Nikhil Behl	March 2025–present, President, Software of the Company. July 2024–March 2025, Executive Vice President, Software of the Company. August 2023–July 2024, Executive Vice President, Chief Marketing Officer of the Company. April 2014–August 2023, Vice President, Chief Marketing Officer of the Company. October 2013–April 2014, Consultant to the Company. February 2012–October 2013, Chief Executive Officer of Supplizer. August 2011–January 2012, Chief Executive Officer of Zoostores.com. July 2010–August 2011, Chief Executive Officer, Mercantila Business Unit of Infospace. 2007–2010, Chief Merchandising Officer of Mercantila. 1995–June 2007, various positions, including VP Sales & Operations and VP Sales & Customer Service, Home & Home Office Store of Hewlett Packard.	51

Thomas A. Bowers	August 2020–present, Executive Vice President, Corporate Strategy of the Company. September 2019–August 2020, Vice President, Business Consulting of the Company. April 2018–September 2019, Founder and Managing Partner, M Cubed Development, LLC. August 2012–March 2018, Executive Vice President, American Savings Bank. 1987–2012, Senior partner and various positions, McKinsey & Company, Inc.	70

Richard S. Deal	November 2015–present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007–November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001–August 2007, Vice President, Human Resources of the Company. 1998–2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993–1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	58

Michael S. Leonard	November 2011–present, Vice President, Chief Accounting Officer of the Company. November 2007–November 2011, Senior Director, Finance of the Company. July 2000–November 2007, Director, Finance of the Company. 1998–2000, Controller of Natural Alternatives International, Inc. 1994–1998, various audit staff positions at KPMG LLP.	60

Mark R. Scadina	February 2009–present, Executive Vice President, General Counsel and Corporate Secretary of the Company. June 2007–February 2009, Senior Vice President, General Counsel and Corporate Secretary of the Company. 2003–2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999–2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994–1999, Associate, Pennie and Edmonds LLP.	56

Item 1A. Risk Factors

Business, Market and Strategy Risks
We may not be successful in executing the business strategy for our Software segment, which could cause our growth prospects and results of operations to suffer.
We have increasingly focused our Software segment’s business strategy on investing significant development resources to enable substantially all of our software to run on FICO® Platform, our modular software offering designed to enable advanced analytics and decisioning use cases. This business strategy is designed to enable us to increase our business by selling multiple connectable and extensible products to clients, and to allow our clients to more easily expand their usage and the use cases they enable over time. The market may be unreceptive to our general business approach, including being unreceptive to our cloud-based offerings and unreceptive to purchasing multiple products from us. As we continue to pursue this business strategy, we may experience volatility in our Software segment’s revenues and operating results caused by various factors, including the differences in revenue recognition treatment and timing between our cloud-based offerings and on-premises software licenses, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales, delivery and distribution methods. If this business strategy is not successful, we may not be able to grow our Software segment’s business, growth may occur more slowly than we anticipate, or revenues and profits may decline.
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
•changes in technology, including increased use of artificial intelligence (“AI”);
•our inability to obtain or use key data for our products;
•saturation or contraction of market demand;
•loss of key customers;
•industry consolidation;
•failure to successfully adopt cloud-based technologies;
•our inability to obtain regulatory approvals for our products and services, including credit score models;
•the increasing availability of free or relatively inexpensive consumer credit, credit score and other information from public or commercial sources, including those that use AI technologies;
•failure to execute our selling approach; and
•inability to successfully sell our products in new vertical markets.
Our ability to increase our revenues depends to some extent upon introducing new products and services, upon introducing enhancements and improvements to existing products and services and upon entering new markets for products and services. If we are unable to successfully develop, or if the marketplace does not accept, new, enhanced or improved products and services, or if we experience defects, failures or delays associated with the introduction of new, enhanced or improved products or services, our business could suffer serious harm.

Our revenue growth and the success of our business strategy depend upon our ability to enhance and improve existing products and services, and to continue to introduce new products and services that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. If we are unable to develop new, enhanced or improved products and services, including those that utilize AI technologies, or if we are not successful in introducing such products and services, we may not be able to grow our business or growth may occur more slowly than we anticipate. In addition, significant undetected errors or delays in new products or new versions of products may affect market acceptance of our products and could harm our business, financial condition or results of operations. In the past, we have experienced delays while developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data, and adapting to particular software operating environments and certain client or other systems. We have also experienced errors or “bugs” in our software products, despite testing prior to release of the products. These errors could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, and could adversely affect market acceptance of our products. Errors or defects in our products that are significant, or are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims. Our use of AI in the development of our products and our incorporation of AI features into some of our products could introduce errors, defects, or delays impacting our ability to successfully develop new products.
We also believe that much of the future growth of our business and the success of our business strategy may depend on our ability to continue to expand into newer markets for our products and services. Such areas are relatively new to our product development and sales and marketing personnel. Products and services that we plan to market in the future are in various stages of development. If these newer markets are not willing to adopt our products and services, either as a result of the quality of these products and services or due to other factors, such as economic conditions, our revenues may decrease.
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
In addition, the U.S. and other key international economies periodically experience downturns in which economic activity is impacted by falling demand for a variety of goods and services, increased volatility of interest rates, fluctuating rates of inflation, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, trade policies and tariffs, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Economic disruption could result in a decline in the sales of new products to our customers and the volume of transactions that we execute for existing customers. In addition, the volume of our Scores sales depends heavily on macroeconomic conditions, including, for example, the volume of transactions in the U.S. mortgage and credit card markets, which account for a significant portion of the revenues in our Scores segment.
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
During fiscal 2025, 92% of our revenues were derived from sales of products and services to the banking industry. Periods of global economic uncertainty experienced in the past have produced substantial stress, volatility, illiquidity and disruption of global credit and other financial markets, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The potential for future stress and disruptions, including in connection with geopolitical tensions, military conflicts, trade policies and tariffs, the level of inflation and the volatility of interest rates, presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions. In addition, if consumer demand for financial services and products and the number of credit applications decrease, the demand for our products and services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of products and services we provide our customers and could negatively impact our revenue and results of operations.
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
While we expand our sales into international markets, the risks are greater as some of these markets have experienced and may in the future experience substantial disruption and we are less well-known in them.
If use of the FICO® Score by Fannie Mae and Freddie Mac were to cease or decline, it could have a material adverse effect on our revenues, results of operations and stock price.
A significant portion of our revenues in our Scores segment is attributable to the U.S. mortgage market, which includes, for mortgages eligible for purchase by The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”), a requirement by those enterprises that U.S. lenders provide FICO® Scores for each mortgage delivered to them. However, their continued use of the FICO Score is subject to ongoing validation and approval by those enterprises and the Federal Housing Finance Agency (“FHFA”). If other credit score models are approved for use with mortgages delivered to Fannie Mae and Freddie Mac, or the FICO Score is not approved for continued use with those mortgages, it could have a material adverse effect on our revenues, results of operations and stock price. Other changes implemented by FHFA, Fannie Mae or Freddie Mac could also affect the demand for FICO Scores and thus could have similar adverse effects on our business, including, for example, the change announced by the FHFA Director in July 2025 permitting mortgage originators to choose the credit score they submit with mortgages delivered to Fannie Mae and Freddie Mac or a potential future change permitting mortgage originators to underwrite loans using credit scores from fewer than three national consumer reporting agencies. The ability of our FICO Score to compete effectively in the U.S. mortgage market may be constrained by the pricing and other business practices of the consumer reporting agencies, which could have a material adverse effect on our revenues, results of operations and stock price.
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
•developers and providers of neural networks, machine learning, and AI systems;
•fraud solutions providers;
•scoring model builders;
•providers of credit reports and credit scores, including consumer reporting agencies;
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
Many of our products are sold by distributors or partners, and we intend to continue to market and distribute our products through these existing distributor and partner relationships, as well as invest resources to develop additional sales, distribution and marketing relationships. For example, our Scores segment relies on, among others, Experian, TransUnion and Equifax. Failure of our existing and future distributors or partners to generate significant revenues or otherwise perform their expected services or functions, demands by such distributors or partners to change the terms on which they offer our products, or our failure to establish additional distribution or sales and marketing alliances, could have a material adverse effect on our business, operating results and financial condition. In addition, certain of our distributors and partners presently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, Experian, TransUnion and Equifax have developed a credit scoring product to compete directly with our products and are actively selling that product. Competition from distributors or other sales and marketing partners could significantly harm sales of our products and services.
We will continue to rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.

Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution, to protect our proprietary technology. This protection of our proprietary technology is limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position, and ultimately, our business. The extent to which our intellectual property rights can be protected differs by jurisdiction, and is rapidly evolving with respect to AI technologies. There can be no assurance that our protection of our intellectual property rights in the U.S. or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition or results of operations.
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
In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technologies, cloud-based technologies and the use of the Internet. For example, AI technologies, including generative AI, and their use are currently undergoing rapid change. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, or if we fail to bring product enhancements or new product developments to market quickly enough, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to:
•innovate by internally developing new and competitive technologies;
•use leading third-party technologies effectively;
•continue to develop our technical expertise;
•anticipate and effectively respond to changing customer needs;
•initiate new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases; and
•influence and respond to emerging industry standards and other technological changes, including relating to AI.
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
•an acquisition may not further our business strategy as we expected, we may not integrate acquired operations, systems or technology as successfully as we expected or we may overpay for our investments, or otherwise not realize the expected return, which could adversely affect our business or operating results;
•we may be unable to retain the key employees, customers and other business partners of the acquired operation;
•we may have difficulties entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;
•our operating results or financial condition may be adversely impacted by known or unknown contingent liabilities, other liabilities or claims we assume in an acquisition or that are imposed on us as a result of an acquisition, including claims by government agencies or authorities, terminated employees, current or former customers, former stockholders or other third parties;
•we could incur material charges in connection with the impairment of goodwill or other assets that we acquire;
•a company that we acquire may have experienced a security incident that it has yet to discover, investigate and remediate, may have other cybersecurity vulnerabilities, or may have unsophisticated security measures, any of which we might not identify in a timely manner and which could spread more broadly to other parts of our company during the integration effort;
•we may incur material charges as a result of acquisition costs or costs incurred in combining and/or operating the acquired business that are greater than anticipated;
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
Because our business requires the storage, transmission and utilization of sensitive consumer and customer information, we will continue to routinely be the target of attempted cybersecurity and other security threats by technically sophisticated and well-resourced outside third parties, among others, attempting to access or steal the data we store. Many of our products are provided by us through the Internet. We are exposed to additional cybersecurity threats as we continue to migrate our software solutions and data from our legacy systems to cloud-based solutions. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting security vulnerabilities or sophisticated attack methods. These threats include social engineering attacks, phishing attacks and other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. As a software and technology vendor, we may incorporate or distribute software or other materials from third parties. Attacks or other threats to our supply chain for such software and materials may render us unable to provide assurances of the origin of such software and materials, and could put us at risk of distributing software or other materials that may cause harm to ourselves, our customers or other third parties. In addition, increased attention on and use of AI increases the risk of cyber-attacks and data breaches, which can occur more quickly and evolve more rapidly when AI is used. Further, use of AI by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.
Cybersecurity breaches, including those that impact our third-party vendors and other security providers, could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, significant litigation, regulatory fines, penalties, loss of customers or reputational damage, indemnity obligations and other liability. There is no assurance that the programs, technologies and processes that we have put in place in an effort to maintain the security and protection of our non-public information and that of our customers will be fully implemented, complied with or effective. If our cybersecurity measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our systems or to consumer or customer information, sensitive data may be accessed, stolen, disclosed or lost, our reputation may be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access, disable or degrade service or to sabotage systems change frequently and generally are not recognized until launched against a target, or even for some time after, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Because a successful breach of our computer systems, software, networks or other technology asset could occur and persist for an extended period of time before being detected, we may not be able to immediately address the consequences of a cybersecurity incident.

Malicious third parties may also conduct attacks designed to temporarily deny customers, distributors and vendors access to our systems and services, and may demand payment by us in order to restore access. Cybersecurity breaches experienced by our vendors, by our distributors, by our customers, by companies that we acquire, or by us may trigger governmental notice requirements and public disclosures, which may lead to widespread negative publicity, statutory damages, and lawsuits filed by individuals impacted by cybersecurity breaches under privacy and cybersecurity statutes that create rights of action. We may also be affected by cybersecurity breaches experienced by customers who use our products on-premises, and those breaches may occur due to factors not under our control, including a customer’s failure to timely install updates and fixes to our products, vulnerabilities in a customer’s own cybersecurity measures, and other factors. Any cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines or other action or liability, all of which could materially and adversely affect our business and operating results.

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business and financial condition.
Our ability to provide reliable products and services to our customers depends on the efficient and uninterrupted operation of our and our external service providers’ data centers, information technology and communication systems. Any disruption of or interference with our use of data centers, information technology or communication systems of our external service providers would adversely affect our operations and our business. As we continue to grow our Software segment’s business, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption. These interruptions can include software or hardware malfunctions, communication failures, outages or other failures of third-party environments or service providers, or be due to defective updates, fires, floods, earthquakes, pandemics, war, terrorist acts or civil unrest, power losses, equipment failures, supply chain disruptions, computer viruses, denial-of-service or other cybersecurity attacks, employee or insider malfeasance, human error and other events beyond our control. Any steps that we or our external service providers have taken to prevent or reduce disruption may not be sufficient to prevent an interruption of services and disaster recovery planning may not account for all eventualities.
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
The failure to obtain certain forms of data from our customers or others for our use in product development could harm our business.
Our business requires that we develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update some of our products. In most cases, this data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which is collected privately and maintained in proprietary databases. Customers and key business partners provide us with the data we require to analyze transactions, report results and build new models. Our business strategy depends in part upon our ability to access new forms of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business partners, or if they decline to provide such data due to privacy, security, competitive concerns, regulatory concerns, or prohibitions or a lack of permission from their customers or partners, we could lose access to required data and our products. If this were to happen, our development of new products might become less effective. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure, transfer or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. Third parties have asserted copyright and other intellectual property interests in this data, and these assertions, if successful, could prevent us from using this data. We may not be successful in maintaining our relationships with these external data source providers or in continuing to obtain data from them on acceptable terms or at all. Any interruption of our supply of data could seriously harm our business, financial condition or results of operations.
The failure to recruit and retain qualified personnel could hinder our ability to successfully manage our business.

Our business strategy and our future success will depend in large part on our ability to attract and retain experienced sales, consulting, research and development, marketing, technical support and management personnel. The labor market for these individuals, particularly in the complex disciplines of enterprise platform sales, software engineering, data science, AI and cybersecurity, is very competitive due to the limited number of people available with the necessary skills and understanding to build, sell and support our complex products and it may become more competitive with general market growth. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This and other competitive factors could impair our ability to recruit and retain personnel. We have experienced past difficulty in recruiting and retaining qualified personnel, especially in these intensely competitive and technical skill areas, and we may experience future difficulty in recruiting and retaining such personnel, at a time when we may need additional staff to support expanded research and development efforts, new customers and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S., and from the U.S. and other countries to work abroad. Limitations imposed by current and changing immigration laws in the U.S. and abroad and the availability of visas in the countries where we do business could hinder our ability to attract and retain necessary qualified personnel and harm our business and future operating results. There is a risk that even if we invest significant resources in attempting to attract, train and retain qualified personnel, we will not succeed in our efforts, and our business could be harmed. The failure of the value of our stock to appreciate may adversely affect our ability to use equity and equity-based incentive plans to attract and retain personnel, and may require us to use alternative forms of compensation for this purpose.
Legal, Regulatory and Compliance Risks
Increased regulatory focus on U.S. residential mortgage closing costs may affect our ability to implement price changes for FICO® Scores used in mortgage originations and thus limit the revenues and profitability of the FICO Score. If new laws, regulations or other governmental action affecting the FICO Score or our other products, services and solutions are implemented or carried out, it could adversely affect our business and results of operations.
There has been increased regulatory focus in the U.S. related to the transparency and fairness of certain fees charged to consumers in connection with the closing of a residential mortgage loan, including fees for credit reports and credit scores. If new laws, regulations or other governmental action limit the fees that can be charged for credit scores by us, consumer reporting agencies, or end users of our FICO® Scores, or that place other restrictions on the sale or distribution of credit scores, our ability in the future to increase pricing for FICO Scores used in mortgage originations may be impacted and thus the revenues and profitability of the FICO Score may be adversely affected and the growth of our Scores business may be constrained.
There has also been increased focus more broadly on laws and regulations in the U.S. related to our business and the business of consumer reporting agencies, including by U.S. state and federal regulators, relating to policy concerns with regard to the operation of consumer reporting agencies, the sale and distribution of credit scores and credit reports, the use and accuracy of credit and alternative data, the use of credit scores and fair lending, and the use, transparency, and fairness of algorithms, AI, and machine learning in business processes. The costs and other burdens of compliance with such laws and regulations, and with new or revised laws and regulations that may be implemented addressing these topics, could negatively impact the use and adoption of our solutions, reduce overall demand for them, and harm our business, financial condition or results of operations.
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
Laws and governmental regulation affect how our business is conducted and, in some cases, subject us to the possibility of government supervision or enforcement and future lawsuits arising from our products and services. Laws and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services, and may require them to flow down certain contractual obligations, exercise greater oversight, and perform more rigorous audits of their key service providers such as us. Laws and regulations in the U.S. and abroad that may affect our business and/or our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:
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
•Data and cybersecurity laws and regulations, including: the Cybersecurity Act of 2015; the U.S. Department of Commerce’s National Institute of Standards and Technology’s Cybersecurity Framework; the Clarifying Lawful Overseas Use of Data Act; cyber incident notice requirements for banks and their service providers under rules and regulations issued by federal banking regulators; cybersecurity incident disclosure requirements for public companies under regulations issued by the SEC; and identity theft, file freezing, and similar state privacy laws;
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
•Antitrust and unfair competition laws;
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
•Laws and regulations that apply to outsourcing of services by our clients, and that set forth requirements for managing third parties (e.g., vendors, contractors, suppliers and distributors); and

•Laws and regulations relating to the environmental, social and sustainability practices of companies, including enhanced climate-related disclosure requirements from regulators, such as California’s climate disclosure rules and the E.U.’s Corporate Sustainability Reporting Directive.
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
The California Consumer Privacy Act of 2018 (“CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also created a new agency, the California Privacy Protection Agency, authorized to implement and enforce the CCPA and the CPRA. Numerous other U.S. states have passed similar privacy laws, and other states are considering such legislation.
The European Commission has finalized the EU AI Act, which establishes requirements for the provision and use of products that leverage AI systems, including in credit scoring. The EU AI Act entered into force on August 1, 2024, and its provisions take effect between six and 36 months after that date, with most of those provisions becoming effective in 2026. Other countries, as well as the executive branch of the U.S. government and a number of U.S. states, are considering or have implemented laws, regulations or standards applicable to the provision and use of AI technologies.
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
In addition to existing laws and regulations, changes in the U.S. or foreign legislative, judicial, regulatory or consumer environments could harm our business, financial condition or results of operations. The laws and regulations above, and changes to them or their interpretation by the courts, could affect the demand for or profitability of our products, including scoring and consumer products. New laws and regulations pertaining to our customers could cause them to pursue new strategies, reducing the demand for our products. We expect there will continue to be an increased focus on laws and regulations related to our business and/or the business of our clients, including with regard to the operation of consumer reporting agencies, the collection, use, accuracy, correction and sharing of personal information, credit scoring, the use of AI and machine learning, and algorithmic accountability and fair lending.

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
A large portion of our revenues is derived from international sales. During fiscal 2025, 23% of our revenues were derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
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
•currency fluctuations;
•unfavorable tax rules;
•changes in tariffs and other trade barriers;
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
In addition to the risk of depending on international sales, we have risks incurred in having research and development personnel located in various international locations. We currently have a substantial portion of our product development staff in international locations, some of which have political and developmental risks. For example, approximately one-third of our workforce is located in India, which could be negatively impacted by heightened tensions between India and Pakistan. If any of such risks materialize, our business could be damaged.
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
Economic uncertainty has and could continue to negatively affect the businesses and purchasing decisions of companies in the industries we serve. Such disruptions present considerable risks to our businesses and operations. As global economic conditions experience stress and negative volatility, including any stress or negative volatility related to the imposition of, and threatened imposition of, tariffs and retaliatory tariffs, economic sanctions and increased trade tensions or if there is an escalation in regional or global conflicts, or terrorism, we will likely experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition, which may adversely affect our business, results of operations and liquidity.
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

Management Oversight and Governance
The Company’s Chief Information Security Officer (“CISO”), who reports to the President, Software, is responsible for the design and implementation of our security program and strategy based on the mandate provided by the Board and senior management. The CISO has extensive experience in the management of cybersecurity risk management programs, having served in various leadership roles in information technology and information security for over 20 years, including serving as the Chief Security Officer of two other large public technology companies. We believe the Company’s business leaders have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.

The CISO, in coordination with other members of senior management, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company are tasked with addressing cybersecurity threats and responding to cybersecurity incidents. Through ongoing communications with these teams, the CISO and senior management are informed promptly about, and monitor the prevention, detection, investigation, mitigation and remediation of, cybersecurity threats. These teams are expected to operate pursuant to documented plans and playbooks that include processes for escalation of incidents to leadership and to the Audit Committee and the Board, as appropriate, based on the severity level of an incident. In addition, the Company periodically consults with outside advisors and experts to assist with assessing, identifying and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk management environment.
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

Board Oversight and Governance
Our management is responsible for identifying the various risks facing the Company, formulating risk management policies and procedures, and managing the Company’s risk exposures. Our Board responsibility is to monitor the Company’s risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks. The Audit Committee of the Board is responsible for discussing with management the Company’s major risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. Accordingly, our internal risk management team regularly reports to the Audit Committee on our major risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The Audit Committee, in turn, reports on the matters discussed at the committee level to the full Board.

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
Item 2. Properties
The Company’s headquarters are located in Bozeman, Montana. As of September 30, 2025, the Company leased office facilities in geographically dispersed locations primarily for corporate functions, sales, research and development, data centers and other purposes. The Company believes its existing facilities, which are used by both reportable segments, are in good operating condition and are suitable to meet operating needs.
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
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 23, 2025, we had 208 stockholders of record of our common stock.
Dividends
We have not declared or paid any cash dividends on our common stock since May 2017, and we do not presently plan to pay cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our Board after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness, plans for expansion and restrictions imposed by our debt arrangements, if any.
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 through July 31, 2025	131,572	$1,620.27	131,046	$667,795,277
August 1, 2025 through August 31, 2025	145,749	$1,373.86	145,457	$467,959,531
September 1, 2025 through September 30, 2025	81,456	$1,528.23	81,376	$343,600,296
	358,777	$1,499.27	357,879	$343,600,296

(1)Includes 898 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2025.
(2)In June 2025, our Board approved a new stock repurchase program (the “June 2025 program”), replacing the previously authorized July 2024 stock repurchase program, which was terminated prior to its expiration. The June 2025 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The June 2025 program remains in effect until the total authorized amount is expended or until further action by our Board.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2020, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. Our past performance may not be indicative of future performance.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high-level summary of our strategies and initiatives, highlights from fiscal year 2025 and key performance metrics for our Software segment; a more detailed analysis of our results of operations; our capital resources and liquidity, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting estimates that involve a significant level of estimation uncertainty. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Our MD&A focuses on discussion of year-over-year comparisons between fiscal 2025 and fiscal 2024. Discussion of fiscal 2023 results and year-over-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
BUSINESS OVERVIEW
Strategies and Initiatives
In fiscal 2025, our B2B scoring solutions, including the flagship FICO® Score, continued to be the standard measure of consumer credit risk in the U.S. The adoption of our most predictive scores, FICO® Score 10 and FICO® Score 10 T, gained increased traction for non-conforming mortgages and was approved for conforming mortgages by the Federal Housing Finance Agency for enterprise credit scoring requirements. In addition, we launched FICO® Score 10 BNPL and FICO® Score 10 T BNPL, the first credit scores from a leading credit scoring provider to incorporate Buy Now, Pay Later (“BNPL”) data. These innovative scores represent a significant advancement in credit scoring, accounting for the growing importance of BNPL loans in the U.S. credit ecosystem. Internationally, we launched a FICO Score in Kenya, which leverages TransUnion data and CreditVision variables to redefine risk management and help expand access to financial services across Kenya. In fiscal 2025, in support of our B2C business and financial inclusion, we launched the FICO® Score Mortgage Simulator, which is the only simulator in the market built by FICO data scientists and powered by the FICO Score algorithm. We also introduced our Lenders Leading Financial Inclusion program that aims to expand credit access for underserved communities and we hosted free Score A Better Future® financial education workshops for students and adults from traditionally underserved communities.
During fiscal 2025, the strategy for our Software segment continued to advance and drive growth through our platform-first products. We expanded our FICO® Platform reach, both by geography and customer type, with the launch of FICO® Marketplace, enabling organizations to operationalize analytics, power customer connections, and make decisions at scale. Marketplace offers easy access to data, artificial intelligence (“AI”) models, optimization tools, decision rulesets, and machine learning models, which deliver enterprise business outcomes from AI. We continue to innovate and bring new capabilities to FICO Platform, demonstrating its value with new customers and expanding use cases with existing customers and partners. We announced newly granted patents around advancing responsible AI, machine learning, and applied intelligence technology. Additionally, we continue to expand our FICO® Educational Analytics Challenge program that was created to empower students and help educate the next generation of data scientists.
We also continued to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During fiscal 2025, we repurchased 0.8 million shares at a total repurchase price of $1.4 billion.
Highlights from Fiscal 2025
•Total revenues were $2.0 billion during fiscal 2025, a 16% increase from fiscal 2024.
•Revenues for our Scores segment were $1.2 billion during fiscal 2025, a 27% increase from fiscal 2024.
•Annual Recurring Revenue for our Software segment as of September 30, 2025 was $747.3 million, a 4% increase from September 30, 2024.
•Dollar-Based Net Retention Rate for our Software segment was 102% as of September 30, 2025.
•Operating income was $924.9 million during fiscal 2025, a 26% increase from fiscal 2024.
•Net income was $651.9 million during fiscal 2025, a 27% increase from fiscal 2024.
•Diluted EPS was $26.54 during fiscal 2025, a 30% increase from fiscal 2024.
•Cash flow from operating activities was $778.8 million during fiscal 2025, compared with $633.0 million during fiscal 2024.

•Cash and cash equivalents were $134.1 million as of September 30, 2025, compared with $150.7 million as of September 30, 2024.
•We issued $1.5 billion of senior notes and used the net proceeds to repay all the outstanding balances on our term loans. We also amended our credit agreement to increase our borrowing capacity under the unsecured revolving line of credit to $1.0 billion and extended its maturity. Total debt balance was $3.1 billion as of September 30, 2025, compared with $2.2 billion as of September 30, 2024.
•Total share repurchases during fiscal 2025 were $1.4 billion, compared with $0.8 billion during fiscal 2024.
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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended September 30,		Year Ended September 30,
	2025	2024	2025	2024
	(In millions)
Total on-premises and SaaS software	$32.7	$22.1	$102.4	$84.7
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

The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
ARR	(In millions)
Platform	$190.3	$201.4	$215.1	$227.0	$227.7	$234.7	$254.2	$263.6
Non-platform	497.4	495.6	494.5	494.2	501.6	479.9	484.9	483.7
Total	$687.7	$697.0	$709.6	$721.2	$729.3	$714.6	$739.1	$747.3

Percentage
Platform	28%	29%	30%	31%	31%	33%	34%	35%
Non-platform	72%	71%	70%	69%	69%	67%	66%	65%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	43%	32%	31%	31%	20%	17%	18%	16%
Non-platform	11%	8%	3%	—%	1%	(3)%	(2)%	(2)%
Total	18%	14%	10%	8%	6%	3%	4%	4%
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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
DBNRR
Platform	136%	126%	124%	123%	112%	110%	115%	112%
Non-platform	108%	106%	101%	99%	100%	96%	97%	97%
Total	114%	112%	108%	106%	105%	102%	103%	102%
RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, for the years ended September 30, 2025, 2024 and 2023 are set forth in Note 9 and Note 15 to the accompanying consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2025, 2024 and 2023:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
	(In thousands)			(In thousands)
Scores	$1,168,575	$919,650	$773,828	$248,925	$145,822	27%	19%
Software	822,294	797,876	739,729	24,418	58,147	3%	8%
Total	$1,990,869	$1,717,526	$1,513,557	273,343	203,969	16%	13%

	Percentage of Revenues Year Ended September 30,
Segment	2025	2024	2023
Scores	59%	54%	51%
Software	41%	46%	49%
Total	100%	100%	100%

Scores
Scores segment revenues increased $248.9 million in fiscal 2025 from 2024 due to an increase of $236.7 million in our business-to-business scores revenue and an increase of $12.2 million in our business-to-consumer scores revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price, an increase in volume of mortgage originations and a multi-year license renewal in the U.S. recognized on our insurance score product during fiscal 2025. The increase in business-to-consumer scores revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through consumer reporting agencies.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
	(In thousands)			(In thousands)
On-premises and SaaS software	$740,145	$711,340	$640,182	$28,805	$71,158	4%	11%
Professional services	82,149	86,536	99,547	(4,387)	(13,011)	(5)%	(13)%
Total	$822,294	$797,876	$739,729	24,418	58,147	3%	8%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
	(In thousands)			(In thousands)
Software recognized at a point in time (1)	$90,238	$76,284	$72,843	$13,954	$3,441	18%	5%
Software recognized over contract term (2)	649,907	635,056	567,339	14,851	67,717	2%	12%
Total	$740,145	$711,340	$640,182	$28,805	71,158	4%	11%

(1)Includes license portion of our on-premises subscription software and perpetual licenses, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.

Software segment revenues increased $24.4 million in fiscal 2025 from 2024 due to a $28.8 million increase in on-premises and SaaS software revenue, partially offset by a $4.4 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products and an increase in license revenue recognized at a point in time due to a large license renewal.
Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for fiscal 2025, 2024 and 2023:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$1,990,869	$1,717,526	$1,513,557	$273,343	$203,969	16%	13%
Operating expenses:
Cost of revenues	353,722	348,206	311,053	5,516	37,153	2%	12%
Research and development	188,347	171,940	159,950	16,407	11,990	10%	7%
Selling, general and administrative	513,028	462,834	400,565	50,194	62,269	11%	16%
Amortization of intangible assets	—	917	1,100	(917)	(183)	(100)%	(17)%
Restructuring charges	10,922	—	—	10,922	—	—%	—%
Gain on product line asset sale	—	—	(1,941)	—	1,941	—%	(100)%
Total operating expenses	1,066,019	983,897	870,727	82,122	113,170	8%	13%
Operating income	924,850	733,629	642,830	191,221	90,799	26%	14%
Interest expense, net	(133,647)	(105,638)	(95,546)	(28,009)	(10,092)	27%	11%
Other income, net	11,392	14,034	6,340	(2,642)	7,694	(19)%	121%
Income before income taxes	802,595	642,025	553,624	160,570	88,401	25%	16%
Provision for income taxes	150,649	129,214	124,249	21,435	4,965	17%	4%
Net income	$651,946	$512,811	$429,375	139,135	83,436	27%	19%
Number of employees at fiscal year-end	3,811	3,586	3,455	225	131	6%	4%

	Percentage of Revenues Year Ended September 30,
	2025	2024	2023
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	18%	20%	21%
Research and development	9%	10%	11%
Selling, general and administrative	26%	27%	26%
Amortization of intangible assets	—%	—%	—%
Restructuring charges	1%	—%	—%
Gain on product line asset sale	—%	—%	—%
Total operating expenses	54%	57%	58%
Operating income	46%	43%	42%
Interest expense, net	(7)%	(6)%	(6)%
Other income, net	1%	1%	—%
Income before income taxes	40%	38%	36%
Provision for income taxes	7%	8%	8%
Net income	33%	30%	28%

Cost of Revenues
Cost of revenues consists primarily of employee salaries, incentives, and benefits for personnel directly involved in delivering software products, operating SaaS infrastructure, and providing support, implementation and consulting services; overhead, facilities and data center costs; software royalty fees; consumer reporting agency data and processing services; third-party hosting fees related to our SaaS services; travel costs; and outside services.
The fiscal 2025 over 2024 increase in cost of revenues of $5.5 million was primarily attributable to an $8.7 million increase in infrastructure and facilities costs, partially offset by a $2.1 million decrease in outside services costs and a $1.4 million decrease in personnel and labor costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs and an increase in depreciation on data center computer hardware. The decrease in outside services costs was primarily attributable to decreased third-party contractor costs. The decrease in personnel and labor costs was primarily attributable to decreased incentive expense. Cost of revenues as a percentage of revenues decreased to 18% during fiscal 2025 from 20% during fiscal 2024, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The fiscal 2025 over 2024 increase in research and development expenses of $16.4 million was primarily attributable to a $6.9 million increase in infrastructure and facilities costs, a $5.7 million increase in outside services costs, and a $3.8 million increase in personnel and labor costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs and third-party SaaS services costs. The increase in outside services costs was primarily attributable to increased third-party contractor costs. The increase in personnel and labor costs was primarily attributable to increased headcount. Research and development expenses as a percentage of revenues decreased to 9% during fiscal 2025 from 10% during fiscal 2024.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.

The fiscal 2025 over 2024 increase in selling, general and administrative expenses of $50.2 million was primarily attributable to a $23.7 million increase in personnel and labor costs, a $22.4 million increase in advertising and other promotional costs, and a $3.3 million increase in travel costs. The increase in personnel and labor costs was primarily attributable to increased headcount, market base-pay adjustments, commission expense, and share-based compensation expense, partially offset by decreased fringe benefit costs related to our supplemental retirement and savings plan. The increase in advertising and other promotional costs was primarily attributable to increased costs for advertising campaigns and corporate events. The increase in travel costs was primarily attributable to promotional and corporate events. Selling, general and administrative expenses as a percentage of revenues decreased to 26% during fiscal 2025 from 27% during fiscal 2024.
Restructuring Charges
During the fourth quarter of fiscal 2025, we incurred charges of $10.9 million in employee separation costs due to the elimination of 226 positions throughout the Company. Cash payments for all the employee separation costs will be paid by the end of our fiscal 2026.
Interest Expense, Net
Interest expense includes interest on the senior notes issued in May 2025, December 2021, December 2019, and May 2018, as well as interest and credit agreement fees on the revolving line of credit and term loans. On our consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The fiscal 2025 over 2024 increase in net interest expense of $28.0 million was primarily attributable to the $1.5 billion of 2025 Senior Notes (as defined below), partially offset by a lower average outstanding balance and a lower average interest rate on borrowings under our credit agreement during fiscal 2025.
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
The fiscal 2025 over 2024 decrease in other income, net of $2.6 million was primarily attributable to a decrease in net unrealized gains on investments classified as trading securities in our supplemental retirement and savings plan, partially offset by an increase in net exchange rate gains resulting from remeasurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts.
Provision for Income Taxes
Our effective income tax rates were 18.8%, 20.1% and 22.4% in fiscal 2025, 2024 and 2023, respectively.
The decrease in our effective tax rate in fiscal 2025 compared to fiscal 2024 was due to an increase in excess tax benefits related to share-based compensation.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for fiscal 2025, 2024 and 2023:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2025	2024	2023	2025 to 2024	2024 to 2023	2025 to 2024	2024 to 2023
	(In thousands)			(In thousands)
Scores	$1,026,243	$813,354	$681,071	$212,889	$132,283	26%	19%
Software	247,694	257,529	241,191	(9,835)	16,338	(4)%	7%
Total segment operating income	1,273,937	1,070,883	922,262	203,054	148,621	19%	16%
Unallocated corporate expenses	(181,498)	(186,898)	(156,426)	5,400	(30,472)	(3)%	19%
Unallocated share-based compensation	(156,667)	(149,439)	(123,847)	(7,228)	(25,592)	5%	21%
Unallocated amortization expense	—	(917)	(1,100)	917	183	(100)%	(17)%
Unallocated restructuring charges	(10,922)	—	—	(10,922)	—	—%	—%
Gain on product line asset sale	—	—	1,941	—	(1,941)	—%	(100)%
Operating income	$924,850	$733,629	$642,830	191,221	90,799	26%	14%
Scores

	Year Ended September 30,			Percentage of Revenues
	2025	2024	2023	2025	2024	2023
	(In thousands)
Segment revenues	$1,168,575	$919,650	$773,828	100%	100%	100%
Segment operating expenses	(142,332)	(106,296)	(92,757)	(12)%	(12)%	(12)%
Segment operating income	$1,026,243	$813,354	$681,071	88%	88%	88%
Software

	Year Ended September 30,			Percentage of Revenues
	2025	2024	2023	2025	2024	2023
	(In thousands)
Segment revenues	$822,294	$797,876	$739,729	100%	100%	100%
Segment operating expenses	(574,600)	(540,347)	(498,538)	(70)%	(68)%	(67)%
Segment operating income	$247,694	$257,529	$241,191	30%	32%	33%
The fiscal 2025 over 2024 increase in operating income of $191.2 million was primarily attributable to a $273.3 million increase in segment revenues and a $5.4 million decrease in corporate expenses, partially offset by a $70.2 million increase in segment operating expenses, a $10.9 million increase in restructuring charges, and a $7.2 million increase in share-based compensation cost.
At the segment level, the $203.1 million increase in segment operating income was the result of a $212.9 million increase in our Scores segment operating income, partially offset by a $9.8 million decrease in our Software segment operating income.
The $212.9 million increase in our Scores segment operating income was attributable to a $248.9 million increase in segment revenue, partially offset by a $36.0 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores was 88%, consistent with fiscal 2024.

The $9.8 million decrease in our Software segment operating income was attributable to a $34.2 million increase in segment operating expenses, partially offset by a $24.4 million increase in segment revenue. Segment operating income as a percentage of segment revenue for Software decreased to 30% from 32%, primarily attributable to the increases in third-party data center hosting costs and in personnel and labor costs.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2025, we had $134.1 million in cash and cash equivalents, which included $118.8 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $1.0 billion revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $400.0 million principal payment on the 2018 Senior Notes (as defined below) due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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
Summary of Cash Flows

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Cash provided by (used in):
Operating activities	$778,807	$632,964	$468,915
Investing activities	(43,719)	(27,993)	(15,954)
Financing activities	(750,329)	(592,923)	(455,001)
Effect of exchange rate changes on cash	(1,290)	1,841	5,616
Increase (decrease) in cash and cash equivalents	$(16,531)	$13,889	$3,576
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $778.8 million in fiscal 2025 compared to $633.0 million in fiscal 2024. The $145.8 million increase was attributable to a $139.1 million increase in net income, a $4.8 million increase in non-cash items, and a $1.9 million increase that resulted from timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $43.7 million in fiscal 2025 compared to $28.0 million in fiscal 2024. The $15.7 million increase was attributable to a $13.8 million increase in capitalized internal-use software costs and a $1.9 million decrease in proceeds from sales, net of purchases, of marketable securities.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $750.3 million in fiscal 2025 compared to $592.9 million in fiscal 2024. The $157.4 million increase was primarily attributable to a $988.8 million increase in payments, net of proceeds, on our revolving line of credit and term loans, a $592.8 million increase in repurchases of common stock, a $65.4 million increase in taxes paid related to net share settlement of equity awards, and a $16.5 million increase in debt issuance costs, partially offset by the proceeds from the issuance of our $1.5 billion 2025 Senior Notes (as defined below).

Repurchases of Common Stock
In July 2024, our Board approved a stock repurchase program (the “July 2024 program”), replacing our previously authorized January 2024 stock repurchase program, which was terminated prior to its expiration. The July 2024 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. In June 2025, our Board approved a new stock repurchase program (the “June 2025 program”), replacing the July 2024 program, which was terminated prior to its expiration. The June 2025 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The June 2025 program remains in effect until the total authorized amount is expended or until further action by our Board. As of September 30, 2025, we had $343.6 million remaining under the June 2025 program. During fiscal 2025 and 2024, we expended $1.4 billion and $0.8 billion, respectively, under the June 2025 program and previously authorized stock repurchase programs, as applicable.
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
As of September 30, 2025, we had $275.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.423% and we were in compliance with all financial covenants under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. On May 13, 2025, we issued $1.5 billion of senior notes in a private offering to qualified institutional investors (the “2025 Senior Notes,” and collectively with the 2018 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes, the “Senior Notes”). The 2025 Senior Notes require interest payments semi-annually at a rate of 6.00% per annum and will mature on May 15, 2033. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2025, the carrying value of the Senior Notes was $2.8 billion and we were in compliance with all financial covenants under these obligations.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2025:

	Year Ending September 30,					Thereafter	Total
	2026	2027	2028	2029	2030
	(In thousands)
Senior Notes (1)	$400,000	$—	$900,000	$—	$—	$1,500,000	$2,800,000
Revolving line of credit (1)	—	—	—	—	275,000	—	275,000
Interest due on Senior Notes	147,500	126,000	126,000	90,000	90,000	270,000	849,500
Operating lease obligations	11,214	8,125	5,576	3,767	1,917	2,191	32,790
Finance lease obligations	3,625	3,625	441	—	—	—	7,691
Purchase obligations (2)	$72,128	19,437	5,035	2,375	273	—	99,248
Unrecognized tax benefits (3)	—	—	—	—	—	—	19,505
Total commitments	$634,467	$157,187	$1,037,052	$96,142	$367,190	$1,772,191	$4,083,734

(1)Represents the unpaid principal payments due under the Senior Notes and revolving line of credit.
(2)Represents purchase obligations primarily consisting of commitments to purchase certain services. For services that have been delivered under these arrangements as of September 30, 2025, we recorded related liabilities within accounts payable or other accrued liabilities on our consolidated balance sheet, which are excluded from the purchase obligations amount.
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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating expenses to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2025 and 2024:

	September 30, 2025			September 30, 2024
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$134,136	$134,136	1.77%	$150,667	$150,667	2.88%
The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	399,500	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	875,250	900,000	864,000
The 2025 Senior Notes	1,500,000	1,518,750	—	—
Total	$2,800,000	$2,793,500	$1,300,000	$1,263,500

We have interest rate risk with respect to our unsecured revolving line of credit. Interest rates on amounts borrowed under the revolving line of credit are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of September 30, 2025, we had $275.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.423%.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2025 and 2024:

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	—
Singapore dollar (SGD)	SGD	8,087	$6,300	—

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	—
Singapore dollar (SGD)	SGD	7,404	$5,800	—
The foreign currency forward contracts were entered into on September 30, 2025 and 2024; therefore, their fair value was $0 at each of these dates.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Fair Isaac Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders' deficit, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of operations and cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
November 7, 2025

We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	2024
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$134,136	$150,667
Accounts receivable, net	529,148	426,642
Prepaid expenses and other current assets	41,881	40,104
Total current assets	705,165	617,413
Marketable securities	54,625	45,289
Property and equipment, net	67,713	38,465
Operating lease right-of-use assets	26,213	29,580
Goodwill	783,340	782,752
Deferred income taxes	118,553	86,513
Other assets	112,524	117,872
Total assets	$1,868,133	$1,717,884
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$32,315	$22,473
Accrued compensation and employee benefits	115,369	106,103
Other accrued liabilities	114,618	79,812
Deferred revenue	187,372	156,897
Current maturities on debt	399,541	15,000
Total current liabilities	849,215	380,285
Long-term debt	2,656,150	2,194,021
Operating lease liabilities	19,187	21,963
Other liabilities	89,365	84,294
Total liabilities	3,613,917	2,680,563
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 23,764 and 24,392 shares outstanding at September 30, 2025 and September 30, 2024, respectively)	238	244
Additional paid-in-capital	1,331,120	1,366,572
Treasury stock, at cost (65,093 and 64,465 shares at September 30, 2025 and September 30, 2024, respectively)	(7,537,908)	(6,138,736)
Retained earnings	4,552,816	3,900,870
Accumulated other comprehensive loss	(92,050)	(91,629)
Total stockholders’ deficit	(1,745,784)	(962,679)
Total liabilities and stockholders’ deficit	$1,868,133	$1,717,884
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2025	2024	2023
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$740,145	$711,340	$640,182
Professional services	82,149	86,536	99,547
Scores	1,168,575	919,650	773,828
Total revenues	1,990,869	1,717,526	1,513,557
Operating expenses:
Cost of revenues	353,722	348,206	311,053
Research and development	188,347	171,940	159,950
Selling, general and administrative	513,028	462,834	400,565
Amortization of intangible assets	—	917	1,100
Restructuring charges	10,922	—	—
Gain on product line asset sale	—	—	(1,941)
Total operating expenses	1,066,019	983,897	870,727
Operating income	924,850	733,629	642,830
Interest expense, net	(133,647)	(105,638)	(95,546)
Other income, net	11,392	14,034	6,340
Income before income taxes	802,595	642,025	553,624
Provision for income taxes	150,649	129,214	124,249
Net income	651,946	512,811	429,375
Other comprehensive income (loss):
Foreign currency translation adjustments	(421)	10,516	22,557
Comprehensive income	$651,525	$523,327	$451,932
Earnings per share:
Basic	$26.90	$20.78	$17.18
Diluted	$26.54	$20.45	$16.93
Shares used in computing basic earnings per share:
Basic	24,239	24,676	24,986
Diluted	24,561	25,079	25,367

See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended September 30, 2025, 2024 and 2023

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2022	25,154	$252	$1,299,588	$(4,935,769)	$2,958,684	$(124,702)	$(801,947)
Share-based compensation	—	—	123,847	—	—	—	123,847
Issuance of treasury stock under employee stock plans	231	2	(72,722)	18,245	—	—	(54,475)
Repurchases of common stock	(615)	(6)	—	(407,341)	—	—	(407,347)
Net income	—	—	—	—	429,375	—	429,375
Foreign currency translation adjustments	—	—	—	—	—	22,557	22,557
Balance at September 30, 2023	24,770	248	1,350,713	(5,324,865)	3,388,059	(102,145)	(687,990)
Share-based compensation	—	—	149,439	—	—	—	149,439
Issuance of treasury stock under employee stock plans	228	2	(133,580)	19,395	—	—	(114,183)
Repurchases of common stock	(606)	(6)	—	(833,266)	—	—	(833,272)
Net income	—	—	—	—	512,811	—	512,811
Foreign currency translation adjustments	—	—	—	—	—	10,516	10,516
Balance at September 30, 2024	24,392	244	1,366,572	(6,138,736)	3,900,870	(91,629)	(962,679)
Share-based compensation	—	—	156,667	—	—	—	156,667
Issuance of treasury stock under employee stock plans	205	2	(192,119)	20,347	—	—	(171,770)
Repurchases of common stock	(833)	(8)	—	(1,419,519)	—	—	(1,419,527)
Net income	—	—	—	—	651,946	—	651,946
Foreign currency translation adjustments	—	—	—	—	—	(421)	(421)
Balance at September 30, 2025	23,764	$238	$1,331,120	$(7,537,908)	$4,552,816	$(92,050)	$(1,745,784)
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$651,946	$512,811	$429,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,952	13,827	14,638
Share-based compensation	156,667	149,439	123,847
Deferred income taxes	(32,486)	(27,330)	(47,378)
Net gain on marketable securities	(5,024)	(9,834)	(2,908)
Non-cash operating lease costs	9,604	12,423	14,708
Provision of doubtful accounts	1,485	1,675	1,475
Gain on product line asset sale	—	—	(1,941)
Net loss on sales and abandonment of property and equipment	210	438	547
Changes in operating assets and liabilities:
Accounts receivable	(100,377)	(34,144)	(70,117)
Prepaid expenses and other assets	610	(14,034)	(11,904)
Accounts payable	9,849	3,316	2,236
Accrued compensation and employee benefits	10,065	3,195	4,631
Other liabilities	31,566	7,216	(7,057)
Deferred revenue	29,740	13,966	18,763
Net cash provided by operating activities	778,807	632,964	468,915
Cash flows from investing activities:
Purchases of property and equipment	(8,922)	(8,884)	(4,237)
Capitalized internal-use software costs	(30,485)	(16,667)	—
Proceeds from sales of marketable securities	2,184	15,930	5,032
Purchases of marketable securities	(6,496)	(18,372)	(10,623)
Cash transferred, net of proceeds, from product line asset sale	—	—	(6,126)
Net cash used in investing activities	(43,719)	(27,993)	(15,954)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	725,000	947,000	407,000
Payments on revolving line of credit and term loans	(1,368,750)	(602,000)	(402,000)
Proceeds from issuance of senior notes	1,500,000	—	—
Payments on debt issuance costs	(17,163)	(706)	—
Payments on finance leases	(3,144)	(1,333)	—
Proceeds from issuance of treasury stock under employee stock plans	32,823	25,006	22,198
Taxes paid related to net share settlement of equity awards	(204,593)	(139,188)	(76,673)
Repurchases of common stock	(1,414,502)	(821,702)	(405,526)
Net cash used in financing activities	(750,329)	(592,923)	(455,001)
Effect of exchange rate changes on cash	(1,290)	1,841	5,616
Increase (decrease) in cash and cash equivalents	(16,531)	13,889	3,576
Cash and cash equivalents, beginning of year	150,667	136,778	133,202
Cash and cash equivalents, end of year	$134,136	$150,667	$136,778
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $8,649, $859 and $640 during the years ended September 30, 2025, 2024 and 2023, respectively	$162,089	$133,716	$152,775
Cash paid for interest	$103,564	$106,388	$96,877
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock	$18,416	$13,391	$1,821
Purchase of property and equipment included in accounts payable	$47	$62	$106
Finance lease obligation incurred	$—	$11,740	$—
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
1. Nature of Business and Summary of Significant Accounting Policies
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a global analytics software leader. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 80 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure of consumer credit risk in the United States (“U.S.”) — empowering them to increase financial literacy and manage their financial health.
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
Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in other income, net. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income, net. We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity or available-for-sale during each of the three years ended September 30, 2025, 2024 and 2023. Investments with remaining maturities over one year are classified as long-term investments.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
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
The cost and accumulated depreciation and amortization for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts, and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $10.7 million, $9.4 million and $10.1 million during fiscal 2025, 2024 and 2023, respectively.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
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
For fiscal 2025, 2024 and 2023, we performed a step zero qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of either of our reporting units was less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis and determined goodwill was not impaired for either of our reporting units for fiscal 2025, 2024 and 2023.
Our other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on other long-lived assets in fiscal 2025, 2024 and 2023.
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
Years Ended September 30, 2025, 2024 and 2023
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
We recorded transactional foreign exchange gains (losses) of $1.1 million, $(0.6) million and $(2.6) million during fiscal 2025, 2024 and 2023, respectively.
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 13 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $29.7 million, $12.3 million and $9.8 million in fiscal 2025, 2024 and 2023, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
New Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted ASU 2023-07 in fiscal 2025 and the adoption did not have a significant impact on our disclosures within our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes references to prescriptive and sequential software development project stages, and instead requires capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended, with consideration as to when significant uncertainty associated with the development activities of the software has been resolved. Additionally, ASU 2025-06 clarifies the disclosure requirements for capitalized internal-use software costs. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2027, which means that it will be effective for our fiscal years beginning October 1, 2028. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our consolidated financial statements.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our consolidated financial statements.
2. Product Line Asset Sale
During fiscal 2023, we sold certain assets related to our Siron compliance business within our Software segment and recorded a gain of $1.9 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
3. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$134,130	$134,130	$142,768	$142,768
Money market funds	6	6	731	731
Bank time deposits	—	—	7,168	7,168
Total	$134,136	$134,136	$150,667	$150,667
Marketable Securities:
Marketable securities	$40,603	$54,625	$36,044	$45,289
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of money market funds and certain marketable securities and our Level 1 liabilities included senior notes as of September 30, 2025 and 2024.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2025 and 2024.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not value any assets or liabilities using inputs identified under a Level 3 hierarchy as of September 30, 2025 and 2024.
The following tables represent financial assets that we measured at fair value on a recurring basis at September 30, 2025 and 2024:

September 30, 2025	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2025
	(In thousands)
Assets:
Cash equivalents (1)	$6	$6
Marketable securities (2)	54,625	54,625
Total	$54,631	$54,631

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023

September 30, 2024	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2024
	(In thousands)
Assets:
Cash equivalents (1)	$7,899	$7,899
Marketable securities (2)	45,289	45,289
Total	$53,188	$53,188

(1)Included in cash and cash equivalents on our consolidated balance sheets at September 30, 2025 and 2024. Not included in these tables are cash deposits of $134.1 million and $142.8 million at September 30, 2025 and 2024, respectively.
(2)Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our consolidated balance sheets at September 30, 2025 and 2024.
See Note 8 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2025, 2024 or 2023.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2025 and 2024:

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	—
Singapore dollar (SGD)	SGD	8,087	$6,300	—

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023

	September 30, 2024
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	13,000	$14,531	—
Buy foreign currency:
British pound (GBP)	GBP	12,237	$16,400	—
Singapore dollar (SGD)	SGD	7,404	$5,800	—
The foreign currency forward contracts were entered into on September 30, 2025 and 2024; therefore, their fair value was $0 at each of these dates.
Gains (losses) on derivative financial instruments were recorded in our consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Gain (loss) on foreign currency forward contracts	$(425)	$1,580	$1,625
6. Goodwill
The following table summarizes changes to goodwill during fiscal 2025 and 2024, both in total and as allocated to our segments. As of September 30, 2025, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2023	$146,648	$626,679	$773,327
Foreign currency translation adjustment	—	9,425	9,425
Balance at September 30, 2024	146,648	636,104	782,752
Foreign currency translation adjustment	—	588	588
Balance at September 30, 2025	$146,648	$636,692	$783,340
7. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net at September 30, 2025 and 2024:

	September 30,
	2025	2024
	(In thousands)
Property and equipment, net:
Data processing equipment and purchased software	$42,121	$74,084
Internal-use software	47,151	16,510
Office furniture and equipment	8,113	9,473
Leasehold improvements	15,900	15,851
Less: accumulated depreciation and amortization	(45,572)	(77,453)
Total	$67,713	$38,465

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
The following table presents the composition of other accrued liabilities at September 30, 2025 and 2024:

	September 30,
	2025	2024
	(In thousands)
Other accrued liabilities:
Interest payable	$53,500	$21,663
Other	61,118	58,149
Total	$114,618	$79,812
8. Debt
The following table represents our debt at carrying value at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
	(In thousands)
Current maturities on debt:
The $300 Million Term Loan	$—	$15,000
The 2018 Senior Notes	400,000	—
Less: debt issuance costs	(459)	—
Current maturities on debt	399,541	15,000
Long-term debt:
Revolving line of credit	275,000	210,000
The $300 Million Term Loan	—	243,750
The $450 Million Term Loan	—	450,000
The 2018 Senior Notes	—	400,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
The 2025 Senior Notes	1,500,000	—
Less: debt issuance costs	(18,850)	(9,729)
Long-term debt	2,656,150	2,194,021
Total debt	$3,055,691	$2,209,021

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
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
As of September 30, 2025, we had $275.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.423%, and we were in compliance with all financial covenants under the credit agreement.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of September 30, 2025.
The following table presents the face values and fair values for the Senior Notes at September 30, 2025 and 2024:

	September 30, 2025		September 30, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$399,500	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	875,250	900,000	864,000
The 2025 Senior Notes	1,500,000	1,518,750	—	—
Total	$2,800,000	$2,793,500	$1,300,000	$1,263,500

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
Future principal payments for the Senior Notes are as follows:

Year Ending September 30,	(In thousands)
2026	$400,000
2027	—
2028	900,000
2029	—
2030	—
Thereafter	1,500,000
Total	$2,800,000
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
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
The following tables provide information about disaggregated revenue by primary geographical market:

	Year Ended September 30, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$1,154,470	$577,915	$1,732,385	87%
Europe, Middle East and Africa	6,984	152,819	159,803	8%
Asia Pacific	7,121	91,560	98,681	5%
Total	$1,168,575	$822,294	$1,990,869	100%

	Year Ended September 30, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$905,266	$544,622	$1,449,888	84%
Europe, Middle East and Africa	5,908	163,618	169,526	10%
Asia Pacific	8,476	89,636	98,112	6%
Total	$919,650	$797,876	$1,717,526	100%

	Year Ended September 30, 2023
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas	$763,874	$523,076	$1,286,950	85%
Europe, Middle East and Africa	5,802	135,562	141,364	9%
Asia Pacific	4,152	81,091	85,243	6%
Total	$773,828	$739,729	$1,513,557	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Year Ended September 30,			Percentage of revenues
	2025	2024	2023	2025	2024	2023
	(Dollars in thousands)
On-premises software	$320,425	$313,632	$292,763	43%	44%	46%
SaaS software	419,720	397,708	347,419	57%	56%	54%
Total	$740,145	$711,340	$640,182	100%	100%	100%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Year Ended September 30,			Percentage of revenues
	2025	2024	2023	2025	2024	2023
	(Dollars in thousands)
Platform software	$237,056	$200,004	$154,750	32%	28%	24%
Non-platform software	503,089	511,336	485,432	68%	72%	76%
Total	$740,145	$711,340	$640,182	100%	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Year Ended September 30,			Percentage of revenues
	2025	2024	2023	2025	2024	2023
	(Dollars in thousands)
Software recognized at a point in time (1)	$90,238	$76,284	$72,843	12%	11%	11%
Software recognized over contract term (2)	649,907	635,056	567,339	88%	89%	89%
Total	$740,145	$711,340	$640,182	100%	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Year Ended September 30,			Percentage of revenues
	2025	2024	2023	2025	2024	2023
	(Dollars in thousands)
Business-to-business Scores	$948,595	$711,843	$560,995	81%	77%	72%
Business-to-consumer Scores	219,980	207,807	212,833	19%	23%	28%
Total	$1,168,575	$919,650	$773,828	100%	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 51%, 45% and 41% of our total revenues in fiscal 2025, 2024 and 2023, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of fiscal 2025, 2024 and 2023. At September 30, 2025 and September 30, 2024, two customers and one individual customer, respectively, accounted for 10% or more of total consolidated receivables.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
Receivables at September 30, 2025 and 2024 consisted of the following:

	September 30,
	2025	2024
	(In thousands)
Billed	$327,721	$264,942
Unbilled	246,600	210,795
	574,321	475,737
Less: allowance for doubtful accounts	(7,964)	(6,454)
Net receivables	566,357	469,283
Less: long-term receivables (*)	(37,209)	(42,641)
Short-term receivables (*)	$529,148	$426,642

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying consolidated balance sheets.
Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2025	2024
	(In thousands)
Allowance for doubtful accounts, beginning balance	$6,454	$4,978
Add: expense	1,485	1,675
Less: write-offs (net of recoveries)	25	(199)
Allowance for doubtful accounts, ending balance	$7,964	$6,454
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Year Ended September 30,
	2025	2024
	(In thousands)
Deferred revenues, beginning balance	$160,209	$143,235
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(151,859)	(133,554)
Increases due to billings, excluding amounts recognized as revenue during the period	180,888	150,528
Deferred revenues, ending balance (*)	$189,238	$160,209

(*) Deferred revenues at September 30, 2025 included current portion of $187.4 million and long-term portion of $1.8 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets. Deferred revenues at September 30, 2024 included current portion of $156.9 million and long-term portion of $3.3 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets.
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
Years Ended September 30, 2025, 2024 and 2023
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
Revenue allocated to remaining performance obligations was $655.7 million as of September 30, 2025, approximately 50% of which we expect to recognize over the next 15 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $507.3 million as of September 30, 2024.
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
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying consolidated balance sheets, were $63.2 million and $60.5 million at September 30, 2025 and 2024, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income. The amount of amortization was $9.9 million, $9.2 million, and $8.2 million during the years ended September 30, 2025, 2024 and 2023, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
10. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $10.2 million, $9.5 million and $8.9 million during fiscal 2025, 2024 and 2023, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based upon the achievement of certain financial and performance objectives subject to the discretion of management. For executive officers, such discretion is exercised by the Leadership Development and Compensation Committee of our Board of Directors. Total expenses under our employee incentive plans were $60.8 million, $62.5 million and $57.8 million during fiscal 2025, 2024 and 2023, respectively.
11. Restructuring Charges
During fiscal 2025, we incurred restructuring charges of $10.9 million in employee separation costs due to the elimination of 226 positions throughout the Company. Cash payments for all the employee separation costs will be paid by the end of fiscal 2026.
There were no restructuring charges incurred during fiscal 2024 or 2023.
The following table summarizes our restructuring accrual for employee separation costs. At September 30, 2025, the balance was classified as current liabilities and recorded in other accrued liabilities within the accompanying consolidated balance sheets.

Year Ended
September 30, 2025
(In thousands)
Restructuring accrual, beginning balance	$—
Expense additions	10,922
Cash payments	(948)
Restructuring accrual, ending balance	$9,974

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
12. Income Taxes
The provision for income taxes was as follows during fiscal 2025, 2024 and 2023:

	Year ended September 30,
	2025	2024	2023
	(In thousands)
Current:
Federal	$123,340	$110,402	$112,456
State	23,818	10,199	16,844
Foreign	35,977	35,943	42,327
	183,135	156,544	171,627
Deferred:
Federal	(26,949)	(26,227)	(37,884)
State	(3,330)	(1,712)	(15,025)
Foreign	(2,207)	609	5,531
	(32,486)	(27,330)	(47,378)
Total provision	$150,649	$129,214	$124,249
The foreign provision was based on foreign pre-tax earnings of $144.5 million, $150.8 million and $172.7 million in fiscal 2025, 2024 and 2023, respectively. Current foreign tax expense related to foreign tax withholdings was $15.6 million, $14.6 million and $12.3 million in fiscal 2025, 2024 and 2023, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

Deferred tax assets and liabilities at September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$6,876	$7,717
Compensation benefits	31,638	32,093
Operating lease liabilities	7,375	7,881
Research and development costs	100,304	67,795
Other assets	21,538	18,241
Total deferred tax assets	167,731	133,727
Deferred tax liabilities:
Intangible assets	(8,612)	(7,812)
Deferred commission	(15,134)	(14,484)
Operating lease right-of-use assets	(6,479)	(7,240)
Other liabilities	(18,953)	(17,678)
Total deferred tax liabilities	(49,178)	(47,214)
Deferred tax assets, net	$118,553	$86,513
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets at September 30, 2025.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
As of September 30, 2025, we had available U.S. federal net operating loss (“NOL”) carryforwards of approximately $1.3 million. The U.S. federal NOLs were acquired in connection with our acquisitions of Adeptra in fiscal 2012 and Infoglide in fiscal 2013. The U.S. federal NOL carryforwards will expire at various dates beginning in fiscal 2026, if not utilized. Utilization of the U.S. federal NOLs is subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. We had available an excess California state research credit of approximately $6.6 million as of September 30, 2025.
A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before provision for income taxes for fiscal 2025, 2024 and 2023 is shown below:

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Income tax provision at U.S. federal statutory rate	$168,545	$134,825	$116,261
State income taxes, net of U.S. federal benefit	18,733	13,109	14,135
Foreign tax rate differential	5,812	6,675	9,489
Research credits	(6,683)	(5,472)	(3,600)
Valuation allowance	—	(2,183)	(14,451)
Excess tax benefits relating to share-based compensation	(27,638)	(14,907)	(949)
GILTI, FDII, BEAT and FTC	(10,896)	(9,265)	(9,010)
Other	2,776	6,432	12,374
Recorded income tax provision	$150,649	$129,214	$124,249
As of September 30, 2025, we had approximately $94.6 million of unremitted earnings of non-U.S. subsidiaries. The Company has provided $3.2 million of deferred tax liabilities for foreign withholding taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that are not permanently reinvested outside the U.S. For other jurisdictions permanently reinvested, the Company expects the net impact of any future repatriations to be immaterial to the Company’s overall tax liability.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$19,879	$13,849	$12,980
Gross increases for tax positions in prior years	678	4,769	—
Gross decreases for tax positions in prior years	—	(1,956)	(1,127)
Gross increases based on tax positions related to the current year	3,675	4,277	3,650
Decreases for settlements and payments	—	—	(523)
Decreases due to statute expiration	(4,727)	(1,060)	(1,131)
Gross unrecognized tax benefits at end of year	$19,505	$19,879	$13,849
We had $19.5 million of total unrecognized tax benefits as of September 30, 2025, including $18.0 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
We recognize interest expense and penalties related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2025, we had accrued interest of $1.9 million related to the unrecognized tax benefits.
The Organization for Economic Co-operation and Development published Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax rate that are in the process of being adopted by a number of jurisdictions in which we operate. Pillar Two did not have a material impact on our fiscal 2025 consolidated financial statements.
The One Big Beautiful Bill Act (the “OBBBA”) of 2025 was signed into law on July 4, 2025. We continue to monitor the impact of the tax provisions of the OBBBA, most of which are not effective for FICO until fiscal 2026 and after. The OBBBA did not have a material impact on our fiscal 2025 consolidated financial statements.
13. Share-Based Employee Benefit Plans
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
Stock option awards have a maximum term of ten years. In general, stock option awards and stock unit awards not subject to market or performance conditions vest annually over four years. Stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria. At September 30, 2025, there were 4,309,793 shares available for issuance as new awards under the 2021 Plan.
Description of Employee Stock Purchase Plan
We maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Eligible employees may elect to have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. Offering period means approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. Beginning with the March 2025 through August 2025 offering period and in subsequent offering periods, the purchase price of the stock is the lower of 85% of (i) the closing sales price of FICO common stock on the first trading day of each offering period or (ii) the closing sales price of FICO common stock on the last trading day of each offering period. Prior to the March 2025 through August 2025 offering period, the purchase price was 85% of the closing sales price of FICO common stock on the last trading day of each offering period. At September 30, 2025, there were 826,719 shares available for issuance under the 2019 Purchase Plan.
We satisfy stock option exercises, vesting of stock units and the 2019 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $156.7 million, $149.4 million and $123.8 million in fiscal 2025, 2024 and 2023, respectively. The total tax benefit related to this share-based compensation expense was $15.3 million, $15.9 million and $13.8 million in fiscal 2025, 2024 and 2023, respectively. As of September 30, 2025, there was $199.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.28 years.
In fiscal 2025 we received $14.7 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $5.2 million.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
Share-Based Activity
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2025:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2024	305	$724.40
Granted	56	2,119.14
Released	(128)	647.91
Forfeited	(19)	933.24
Outstanding at September 30, 2025	214	$1,114.47
The weighted-average fair value of the RSUs granted was $2,119.14, $1,150.58 and $620.51 during fiscal 2025, 2024 and 2023, respectively. The total intrinsic value of the RSUs that vested was $274.7 million, $171.0 million and $101.1 million during fiscal 2025, 2024 and 2023, respectively, determined as of the date of vesting.
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
The following table summarizes the PSUs activity during fiscal 2025:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2024	85	$786.85
Granted	14	2,227.11
Released	(46)	665.22
Forfeited	(7)	1,161.69
Outstanding at September 30, 2025	46	$1,283.09
The weighted-average fair value of the PSUs granted was $2,227.11, $1,134.39 and $615.45 during fiscal 2025, 2024 and 2023, respectively. The total intrinsic value of the PSUs that vested was $101.1 million, $65.2 million and $40.3 million during fiscal 2025, 2024 and 2023, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to a benchmark index over performance periods of one, two and three years. For grants made in fiscal 2025 and thereafter, performance is measured against the S&P 500 Index. For grants made prior to fiscal 2025, performance was measured against the Russell 3000 Index. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023

Expected volatility in FICO’s stock price	36.2%	36.3%	47.3%
Expected volatility in Russell 3000 Index	N/A	18.2%	26.0%
Expected volatility in S&P 500 Index (peer average)	30.9%	N/A	N/A
Correlation between FICO and the Russell 3000 Index	N/A	60.3%	73.5%
Correlation between FICO and the S&P 500 Index	30.3%	N/A	N/A
Risk-free interest rate	4.09%	4.39%	4.02%
Average expected dividend yield	—%	—%	—%
The expected volatility was determined based on daily historical movements in our stock price and the S&P 500 Index (Russell 3000 Index for grants prior to fiscal 2025) for the three years preceding the grant date. The correlation between FICO and the S&P 500 Index (Russell 3000 Index for grants prior to fiscal 2025) was determined based on historical daily stock price movements for the three years preceding the grant date. The risk-free rate was determined based on U.S. Treasury zero-coupon yields over the three-year performance period. Because we have not declared or paid any cash dividends on our common stock since May 2017, and we do not presently plan to pay cash dividends on our common stock in the foreseeable future, we used an expected dividend yield of zero.
The following table summarizes the MSUs activity during fiscal 2025:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2024	62	$1,161.62
Granted	32	1,596.70
Released	(46)	978.49
Forfeited	(3)	1,846.85
Outstanding at September 30, 2025	45	$1,611.35
The weighted-average fair value of the MSUs granted was $1,596.70, $1,014.75 and $822.96 during fiscal 2025, 2024 and 2023, respectively. The total intrinsic value of the MSUs that vested was $102.1 million, $95.0 million and $42.2 million during fiscal 2025, 2024 and 2023, respectively, determined as of the date of vesting.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2025, 2024 and 2023:

	Year Ended September 30,
	2025			2024			2023
Stock Options:
Weighted-average expected term (years)			4.40			4.46			5.23
Expected volatility (range)	34.6	-	36.5%	33.6	-	33.9%	33.4	-	35.5%
Weighted-average volatility			35.0%			33.7%			33.5%
Risk-free interest rate (range)	3.89	-	4.08%	4.18	-	4.30%	3.40	-	4.49%
Weighted-average expected dividend yield			—%			—%			—%
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
The following table summarizes option activity during fiscal 2025:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2024	189	$479.26
Granted	5	2,014.89
Exercised	(65)	224.16
Outstanding at September 30, 2025	129	$670.08	3.43	$109,164
Exercisable at September 30, 2025	65	$457.59	2.11	$67,464
Vested or expected to vest at September 30, 2025	127	$664.36	3.41	$108,192
The weighted-average fair value of options granted was $705.43, $419.00 and $289.54 during fiscal 2025, 2024 and 2023, respectively. The aggregate intrinsic value of options outstanding at September 30, 2025 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 124,000 outstanding options that had exercise prices lower than the $1,496.53 market price of our common stock at September 30, 2025. The total intrinsic value of options exercised was $107.6 million, $49.1 million and $16.7 million during fiscal 2025, 2024 and 2023, respectively, determined as of the date of exercise.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
Employee Stock Purchase Plan
The compensation expense on the 2019 Purchase Plan arises from the 15% discount offered to participants. A total of 12,455, 13,721, and 21,876 shares of our common stock were issued under the 2019 Purchase Plan during fiscal 2025, 2024 and 2023, respectively. The weighted-average purchase price was $1,457.57, $1,217.05, and $646.37 per share for fiscal 2025, 2024 and 2023, respectively.
14. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$651,946	$512,811	$429,375
Denominator — share:
Basic weighted-average shares	24,239	24,676	24,986
Effect of dilutive securities	322	403	381
Diluted weighted-average shares	24,561	25,079	25,367
Earnings per share:
Basic	$26.90	$20.78	$17.18
Diluted	$26.54	$20.45	$16.93
Anti-dilutive share-based awards excluded from the calculations of diluted EPS were immaterial during the years presented.
15. Segment Information
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, evaluates segment financial performance based on segment revenues, segment operating expenses in total and segment operating income. Segment operating expenses consist of direct and indirect costs principally related to personnel, facilities, IT infrastructure, depreciation and amortization, consulting and travel. Indirect costs are allocated to the segments generally based on relative segment revenues, fixed rates established by management based upon estimated expense contribution levels and other assumptions that management considers reasonable. We do not allocate broad-based incentive expense, share-based compensation expense, restructuring and acquisition-related expense, amortization expense, various corporate charges and certain other income and expense measures to our segments. These income and expense items are not allocated because they are not considered in evaluating the segment’s operating performance. Our CODM does not evaluate the financial performance of each segment based on its respective assets or capital expenditures; rather, depreciation and amortization amounts are allocated to the segments from their internal cost centers as described above.
The following tables summarize segment information for fiscal 2025, 2024 and 2023:

	Year Ended September 30, 2025
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$740,145	$740,145
Professional services	—	82,149	82,149
Scores	1,168,575	—	1,168,575
Total segment revenues	1,168,575	822,294	1,990,869
Segment operating expense	(142,332)	(574,600)	(716,932)
Segment operating income	$1,026,243	$247,694	$1,273,937
Unallocated corporate expenses			(181,498)
Unallocated share-based compensation expense			(156,667)
Unallocated restructuring charges			(10,922)
Operating income			924,850
Unallocated interest expense, net			(133,647)
Unallocated other income, net			11,392
Income before income taxes			$802,595

	Year Ended September 30, 2024
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$711,340	$711,340
Professional services	—	86,536	86,536
Scores	919,650	—	919,650
Total segment revenues	919,650	797,876	1,717,526
Segment operating expense	(106,296)	(540,347)	(646,643)
Segment operating income	$813,354	$257,529	1,070,883
Unallocated corporate expenses			(186,898)
Unallocated share-based compensation expense			(149,439)
Unallocated amortization expense			(917)
Operating income			733,629
Unallocated interest expense, net			(105,638)
Unallocated other income, net			14,034
Income before income taxes			$642,025

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023

	Year Ended September 30, 2023
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$640,182	$640,182
Professional services	—	99,547	99,547
Scores	773,828	—	773,828
Total segment revenues	773,828	739,729	1,513,557
Segment operating expense	(92,757)	(498,538)	(591,295)
Segment operating income	$681,071	$241,191	922,262
Unallocated corporate expenses			(156,426)
Unallocated share-based compensation expense			(123,847)
Unallocated amortization expense			(1,100)
Unallocated gain on product line asset sale			1,941
Operating income			642,830
Unallocated interest expense, net			(95,546)
Unallocated other income, net			6,340
Income before income taxes			$553,624
The following table presents depreciation and amortization on property and equipment for fiscal 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Depreciation and amortization:
Scores	$512	$451	$485
Software	10,071	8,881	9,550
Total segment depreciation and amortization	10,583	9,332	10,035
Unallocated corporate	75	66	71
Total depreciation and amortization	$10,658	$9,398	$10,106
Long-lived assets held outside of the U.S. were immaterial at September 30, 2025 and 2024.
16. Leases
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
Years Ended September 30, 2025, 2024 and 2023
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
The following table presents the lease balances within the accompanying consolidated balance sheets as of September 30, 2025 and 2024:

	Balance Sheet Location	September 30,
		2025	2024
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$26,213	$29,580
Finance leases (*)	Property and equipment, net	6,946	9,881
Total lease assets		$33,159	$39,461
Liabilities
Current:
Operating leases	Other accrued liabilities	$9,615	$11,555
Finance leases	Other accrued liabilities	3,266	3,144
Non-current:
Operating leases	Operating lease liabilities	19,187	21,963
Finance leases	Other liabilities	3,941	7,263
Total lease liabilities		$36,009	$43,925

(*) Finance leases were recorded net of accumulated depreciation of $4.8 million and $1.9 million at September 30, 2025 and 2024, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
The components of our operating and finance lease expenses were as follows:

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Operating lease cost	$11,686	$14,421	$16,594
Finance lease cost:
Depreciation of lease assets	2,935	1,859	—
Interest on lease liabilities	481	369	—
Short-term lease cost	802	811	461
Variable lease cost	1,906	2,060	2,363
Sublease income	(461)	(1,073)	(429)
Total lease cost	$17,349	$18,447	$18,989
The following table presents weighted-average remaining lease terms and weighted-average discount rates related to our operating and finance leases:

	September 30,
	2025	2024
Operating leases:
Weighted-average remaining lease term (in months)	46	44
Weighted-average discount rate	6.58%	6.41%
Finance leases:
Weighted-average remaining lease term (in months)	28	40
Weighted-average discount rate	5.52%	5.52%
Supplemental cash flow information related to our non-cancellable leases was as follows:

	Year Ended September 30,
	2025	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$11,651	$18,153	$19,780
Operating cash outflow for finance leases	481	369	—
Financing cash outflow for finance leases	3,144	1,333	—
Lease assets obtained in exchange for new lease liabilities:
Operating leases	6,669	22,433	4,150
Finance leases	—	11,740	—

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2025, 2024 and 2023
Future lease payments under our non-cancellable leases as of September 30, 2025 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
Fiscal 2026	$11,214	$3,625
Fiscal 2027	8,125	3,625
Fiscal 2028	5,576	441
Fiscal 2029	3,767	—
Fiscal 2030	1,917	—
Thereafter	2,191	—
Total future undiscounted lease payments	32,790	7,691
Less imputed interest	(3,988)	(484)
Total reported lease liabilities	$28,802	$7,207
The amounts above do not include contractual sublease income totaling $0.4 million and $0.2 million during fiscal 2026 and 2027, respectively.
17. Commitments
In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. Our purchase obligations primarily relate to a third-party data center hosting agreement, subscription arrangements, and service agreements.
Future minimum payments under our non-cancellable purchase obligations as of September 30, 2025 were as follows:

Year Ending September 30,	(In thousands)
2026	$72,128
2027	19,437
2028	5,035
2029	2,375
2030	273
Total	$99,248
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
Years Ended September 30, 2025, 2024 and 2023
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2025, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information
Insider Trading Arrangements
On September 12, 2025, Eva Manolis, a member of our Board of Directors, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 1,041 shares of our common stock in the aggregate, and terminates on the earlier of the close of business on February 27, 2026 or the date all shares are sold thereunder.
During the three months ended September 30, 2025, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Amendment and Restatement of the Fair Isaac Supplemental Retirement and Savings Plan
Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 9.01 “Financial Statements and Exhibits.”
On November 5, 2025, the LDCC and the Board approved an amendment and restatement of the Fair Isaac Supplemental Retirement and Savings Plan, effective January 1, 2026, to (a) change the base salary maximum deferral percentages to allow participants to defer up to 50% (instead of up to 25%) of their base salary (with the 75% limit for bonuses remaining the same); (b) change the time and form of payment elections, giving participants the ability to make the following payment elections with respect to their deferrals from eligible compensation earned in that year: (i) time of payment, at the earlier of (1) separation from service, or (2) at a specific date while still employed, and (ii) form of payment, with either (1) lump sum payment, or (2) installments of up to ten years; (c) change the name from the Fair Isaac Supplemental Retirement and Savings Plan to the Fair Isaac Non-Qualified Deferred Compensation Plan (the “NQDC Plan”); (d) allow participants to modify a previously made deferral election, in line with Section 409A of the Internal Revenue Code of 1986, as amended, and related rules limiting subsequent deferral elections; and (e) change the Company’s matching contribution structure so that an individual receives the same matching contribution as provided under the Fair Isaac 401(k) Plan (the “401(k) Plan”), based on the matching contribution formula available under the 401(k) Plan, reduced by the amount of matching contributions actually received by the participant under the 401(k) Plan for that plan year.
The foregoing description of the NQDC Plan is a summary only and is qualified by reference to the full text of the NQDC Plan, which is attached hereto as Exhibit 10.37 and incorporated into this Item 9B by reference.

Amendment and Restatement of Certificate of Incorporation
Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 3.03 “Material Modification to Rights of Security Holders,” Item 5.03 “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” and Item 9.01 “Financial Statements and Exhibits.”
On November 4, 2025, we filed a Certificate of Elimination (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware to eliminate from our Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Series A Participating Preferred Stock (the “Series A Preferred Stock”) previously filed with the Secretary of State of the State of Delaware on August 9, 2001. The shares of Series A Preferred Stock were reserved for issuance upon the exercise of rights under a shareholder rights plan that is no longer in effect, and no shares of Series A Preferred Stock were ever issued or outstanding. The Certificate of Elimination became effective upon filing.
On November 5, 2025, we filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation to reflect the elimination from our Restated Certificate of Incorporation of all matters related to the Series A Preferred Stock as described above. The Restated Certificate of Incorporation became effective upon filing.
The foregoing description of the Certificate of Elimination and the Restated Certificate of Incorporation is a summary only and is qualified by reference to the full texts of the Certificate of Elimination and the Restated Certificate of Incorporation, which are attached hereto as Exhibits 3.3 and 3.2, respectively, and incorporated into this Item 9B by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025.
Certain information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”
Information regarding compliance with Section 16(a) of the Securities Exchange Act, if applicable, is incorporated by reference from the information under the caption “Delinquent Section 16(a) Reports,” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025. Information regarding material changes, if any, to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference from the information under the caption “Stockholder-Recommended Director Candidates” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025.
FICO has adopted a Code of Ethics for Senior Financial Management that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our website located at www.fico.com. FICO intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this Code of Ethics by posting such information on its website. FICO also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the website cited above.
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025.
The required information regarding the Company’s insider trading policies is incorporated by reference from the information under the caption “Insider Trading Policy” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation Programs,” “Executive Compensation” and “Interlocks and Insider Participation” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Persons Transactions,” “Board Committees” and “Director Nominees” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement to be filed with the SEC within 120 days after September 30, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements:
2. Financial Statement Schedules
All financial statement schedules are omitted as the required information is not applicable or as the information required is included in the consolidated financial statements and related notes.

3. Exhibits:

Exhibit Number	Description

3.1	Bylaws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009.)

3.2*	Restated Certificate of Incorporation of Fair Isaac Corporation, dated November 5, 2025.

3.3*	Certificate of Elimination of Series A Participating Preferred Stock of Fair Isaac Corporation.

4.1
Description of Securities of Registrant Registered Under Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2019.)

4.2
Indenture, dated as of May 8, 2018, by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 5.25% Senior Notes due 2026. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 8, 2018.)

4.3
Indenture, dated as of December 6, 2019, by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 4.00% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 6, 2019.)

4.4
Supplemental Indenture dated as of December 17, 2021 by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 4.00% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 17, 2021).

4.5
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

10.2
Form of Indemnity Agreement entered into by the Company with the Company’s directors. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.3	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.4
Form of Amendment to Management Agreement entered into with certain of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2014.) (1)

10.5
Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.6	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.7	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.8	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.9
Letter Agreement dated March 7, 2012 by and between the Company and James M. Wehmann. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2012.) (1)

10.10
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.11
Fair Isaac Corporation 2012 Long-Term Incentive Plan, as amended as of March 4, 2020. (Incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8, filed with the SEC on March 6, 2020.) (1)

10.12
Form of Executive Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan (U.S.), as amended November 6, 2018. (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended September 30, 2018.) (1)

10.13
Form of Director Non-Statutory Stock Option Agreement under the 2012 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017.) (1)

10.14	Fair Isaac Corporation 2019 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 4, 2019.) (1)

10.15
Letter Agreement dated August 26, 2020 by and between the Company and Thomas A. Bowers. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2020.) (1)

10.16
Second Amended and Restated Credit Agreement among the Company, Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent dated as of August 19, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2021).

10.17
First Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of October 20, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2021).

10.18
Second Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of November 3, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2022).

10.19
Third Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of June 13, 2024 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2024).

10.20
Third Amended and Restated Credit Agreement among the Company, the lenders party thereto, Wells Fargo Bank National Association, Wells Fargo Securities, LLC and BofA Securities, Inc., dated May 13, 2025. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2025.)

10.21	Fair Isaac Corporation 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2021) (1).

10.22
Form of Director Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.23
Form of Director Non-Statutory Stock Option Agreement under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.24
Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.25
Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2021) (1).

10.26
Form of Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K for the fiscal year ended September 30, 2021) (1).

10.27	Form of Market Share Unit Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended September 30, 2021) (1).

10.28	Form of Indemnification Agreement between the Company and its executive officers (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2023) (1).

10.29	Letter Agreement, effective May 15, 2023, by and between the Company and Steven P. Weber (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2023) (1).

10.30	Market Share Unit Agreement, dated June 5, 2023, by and between the Company and William J. Lansing (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2023) (1).

10.31
Non-Statutory Stock Option Agreement, dated June 5, 2023, by and between the Company and William J. Lansing (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2023) (1).

10.32
Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.33
Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.34
Form of Executive Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.62 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.35
Form of Executive Market Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.36
Letter Agreement, dated as of August 22, 2023, by and between the Company and Nikhil Behl (Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K for the fiscal year ended September 30, 2023) (1).

10.37*	Fair Isaac Non-Qualified Deferred Compensation Plan (1).

10.38*	Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (1).

10.39*	Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (1).

10.40*	Form of Executive Performance Share Unit Award Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (1).

10.41*	Form of Executive Market Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above) (1).

19.1
Fair Isaac Corporation Statement of Company Policy as to Trades in the Company’s Securities By Company Personnel and Confidential Information (Incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2024).

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1**	Section 1350 Certification of CEO.

32.2**	Section 1350 Certification of CFO.

97.1	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2023).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)Management contract or compensatory plan or arrangement.

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
DATE: November 7, 2025
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

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 7, 2025
William J. Lansing

/s/ STEVEN P. WEBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 7, 2025
Steven P. Weber

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 7, 2025
Michael S. Leonard

/s/ FABIOLA R. ARREDONDO	Director	November 7, 2025
Fabiola R. Arredondo

/s/ BRADEN R. KELLY	Director	November 7, 2025
Braden R. Kelly

/s/ EVA MANOLIS	Director	November 7, 2025
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 7, 2025
Marc F. McMorris

/s/ JOANNA REES	Director	November 7, 2025
Joanna Rees

/s/ DAVID A. REY	Director	November 7, 2025
David A. Rey

/s/ H. TAYLOE STANSBURY	Director	November 7, 2025
H. Tayloe Stansbury