Form 10-Q
period 2025-12-31
FAIR ISAAC CORP
filed 2026-01-28
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
The number of shares of common stock outstanding on January 21, 2026 was 23,722,134 (excluding 65,134,649 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2025	September 30, 2025
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$162,034	$134,136
Accounts receivable, net	495,117	529,148
Prepaid expenses and other current assets	41,656	41,881
Total current assets	698,807	705,165
Marketable securities	55,866	54,625
Property and equipment, net	73,711	67,713
Operating lease right-of-use assets	24,725	26,213
Goodwill	783,520	783,340
Deferred income taxes	110,980	118,553
Other assets	106,551	112,524
Total assets	$1,854,160	$1,868,133
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,565	$32,315
Accrued compensation and employee benefits	76,809	115,369
Other accrued liabilities	75,576	114,618
Deferred revenue	173,371	187,372
Current maturities on debt	399,738	399,541
Total current liabilities	752,059	849,215
Long-term debt	2,797,091	2,656,150
Operating lease liabilities	17,895	19,187
Other liabilities	95,249	89,365
Total liabilities	3,662,294	3,613,917
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 23,763 and 23,764 shares outstanding at December 31, 2025 and September 30, 2025, respectively)	238	238
Additional paid-in-capital	1,262,018	1,331,120
Treasury stock, at cost (65,094 and 65,093 shares at December 31, 2025 and September 30, 2025, respectively)	(7,689,462)	(7,537,908)
Retained earnings	4,711,189	4,552,816
Accumulated other comprehensive loss	(92,117)	(92,050)
Total stockholders’ deficit	(1,808,134)	(1,745,784)
Total liabilities and stockholders’ deficit	$1,854,160	$1,868,133
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended December 31,
	2025	2024
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$188,221	$186,011
Professional services	19,204	18,282
Scores	304,534	235,675
Total revenues	511,959	439,968
Operating expenses:
Cost of revenues	87,261	87,345
Research and development	49,912	45,145
Selling, general and administrative	140,737	127,950
Total operating expenses	277,910	260,440
Operating income	234,049	179,528
Interest expense, net	(42,006)	(29,488)
Other income (expense), net	(112)	89
Income before income taxes	191,931	150,129
Income tax provision (benefit)	33,558	(2,399)
Net income	158,373	152,528
Other comprehensive loss:
Foreign currency translation adjustments	(67)	(16,054)
Comprehensive income	$158,306	$136,474
Earnings per share:
Basic	$6.68	$6.26
Diluted	$6.61	$6.14
Shares used in computing earnings per share:
Basic	23,723	24,378
Diluted	23,958	24,827

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2025	23,764	$238	$1,331,120	$(7,537,908)	$4,552,816	$(92,050)	$(1,745,784)
Share-based compensation	—	—	44,269	—	—	—	44,269
Issuance of treasury stock under employee stock plans	94	1	(113,371)	11,123	—	—	(102,247)
Repurchases of common stock	(95)	(1)	—	(162,677)	—	—	(162,678)
Net income	—	—	—	—	158,373	—	158,373
Foreign currency translation adjustments	—	—	—	—	—	(67)	(67)
Balance at December 31, 2025	23,763	$238	$1,262,018	$(7,689,462)	$4,711,189	$(92,117)	$(1,808,134)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2024	24,392	$244	$1,366,572	$(6,138,736)	$3,900,870	$(91,629)	$(962,679)
Share-based compensation	—	—	40,654	—	—	—	40,654
Issuance of treasury stock under employee stock plans	130	1	(205,398)	12,533	—	—	(192,864)
Repurchases of common stock	(79)	(1)	—	(159,748)	—	—	(159,749)
Net income	—	—	—	—	152,528	—	152,528
Foreign currency translation adjustments	—	—	—	—	—	(16,054)	(16,054)
Balance at December 31, 2024	24,443	$244	$1,201,828	$(6,285,951)	$4,053,398	$(107,683)	$(1,138,164)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended December 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$158,373	$152,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,017	3,535
Share-based compensation	44,269	40,654
Deferred income taxes	7,869	(5,947)
Net loss on marketable securities	2,788	1,135
Non-cash operating lease costs	2,258	2,840
Provision for (benefit from) doubtful accounts	(357)	495
Net gain on sales and abandonment of property and equipment	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	39,790	57,370
Prepaid expenses and other assets	208	(19,768)
Accounts payable	(5,751)	841
Accrued compensation and employee benefits	(38,446)	(27,125)
Other liabilities	(26,663)	(26,238)
Deferred revenue	(14,273)	13,685
Net cash provided by operating activities	174,082	193,997
Cash flows from investing activities:
Purchases of property and equipment	(226)	(841)
Capitalized internal-use software costs	(8,480)	(6,330)
Proceeds from sales of marketable securities	948	375
Purchases of marketable securities	(4,976)	(2,146)
Net cash used in investing activities	(12,734)	(8,942)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	260,000	275,000
Payments on revolving line of credit and term loans	(120,000)	(63,750)
Payments on finance leases	(66)	(22)
Proceeds from issuance of treasury stock under employee stock plans	2,132	3,261
Taxes paid related to net share settlement of equity awards	(104,379)	(196,126)
Repurchases of common stock, inclusive of excise tax	(171,169)	(162,581)
Net cash used in financing activities	(133,482)	(144,218)
Effect of exchange rate changes on cash	32	(7,250)
Increase in cash and cash equivalents	27,898	33,587
Cash and cash equivalents, beginning of period	134,136	150,667
Cash and cash equivalents, end of period	$162,034	$184,254
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $590 and $236 during the quarters ended December 31, 2025 and 2024, respectively	$9,097	$21,778
Cash paid for interest	$78,812	$43,714
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$68	$229
Unsettled repurchases of common stock, inclusive of excise tax accrued, but not yet paid	$9,925	$10,559

See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a global analytics software leader. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 80 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO® Scores — the standard measure of consumer credit risk in the United States (“U.S.”) — empowering them to increase financial literacy and manage their financial health.
Principles of Consolidation and Basis of Presentation
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the applicable accounting guidance. Consequently, we have not necessarily included all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
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
New Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income tax paid. The standard is effective for fiscal years beginning after December 15, 2024, which means that it will be effective for our annual periods beginning with the fiscal year ending September 30, 2026. We are currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.

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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of certain marketable securities and our Level 1 liabilities included senior notes as of December 31, 2025 and September 30, 2025.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of December 31, 2025 and September 30, 2025.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not value any assets or liabilities using inputs identified under a Level 3 hierarchy as of December 31, 2025 and September 30, 2025.

The following tables represent financial assets that we measured at fair value on a recurring basis at December 31, 2025 and September 30, 2025:

December 31, 2025	Active Markets for Identical Instruments (Level 1)	Fair Value as of December 31, 2025
	(In thousands)
Assets:
Marketable securities (1)	55,866	55,866
Total	$55,866	$55,866

September 30, 2025	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2025
	(In thousands)
Assets:
Cash equivalents (2)	$6	$6
Marketable securities (1)	54,625	54,625
Total	$54,631	$54,631

(1) Represents securities held under a supplemental retirement and savings plan for certain officers and senior management employees, which are distributed upon termination or retirement of the employees. Included in marketable securities on our condensed consolidated balance sheets at December 31, 2025 and September 30, 2025.
(2) Included in cash and cash equivalents on our condensed consolidated balance sheet at September 30, 2025. Not included in this table are cash deposits of $134.1 million at September 30, 2025.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters ended December 31, 2025 and 2024.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2025 and September 30, 2025:

	December 31, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	6,900	$8,106	$—
Buy foreign currency:
British pound (GBP)	GBP	10,296	$13,900	$—
Singapore dollar (SGD)	SGD	8,208	$6,400	$—

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	$—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	$—
Singapore dollar (SGD)	SGD	8,087	$6,300	$—
The foreign currency forward contracts were entered into on December 31, 2025 and September 30, 2025; therefore, their fair value was $0 on each of these dates.
Losses on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income (expense), net, and consisted of the following:

	Quarter Ended December 31,
	2025	2024
	(In thousands)
Losses on foreign currency forward contracts	$166	$1,384

4. Goodwill
The following table summarizes changes to goodwill during the quarter ended December 31, 2025, both in total and as allocated to our segments. As of December 31, 2025, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2025	$146,648	$636,692	$783,340
Foreign currency translation adjustment	—	180	180
Balance at December 31, 2025	$146,648	$636,872	$783,520

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
	(In thousands)
Property and equipment, net:
Property and equipment	$66,166	$66,134
Internal-use software	55,631	47,151
Less: accumulated depreciation and amortization	(48,086)	(45,572)
Total	$73,711	$67,713
The following table presents the composition of other accrued liabilities at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
	(In thousands)
Other accrued liabilities:
Interest payable	$16,580	$53,500
Other	58,996	61,118
Total	$75,576	$114,618
6. Debt
The following table represents our debt at carrying value at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
	(In thousands)
Current maturities on debt:
The 2018 Senior Notes	$400,000	$400,000
Less: debt issuance costs	(262)	(459)
Current maturities on debt	399,738	399,541
Long-term debt:
Revolving line of credit	415,000	275,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
The 2025 Senior Notes	1,500,000	1,500,000
Less: debt issuance costs	(17,909)	(18,850)
Long-term debt	2,797,091	2,656,150
Total debt	$3,196,829	$3,055,691

Revolving Line of Credit
We have a $1.0 billion unsecured revolving line of credit with a syndicate of banks that matures on May 13, 2030. Borrowings under the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest rates on amounts borrowed under the revolving line of credit are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The credit agreement contains certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and contains other covenants typical of an unsecured credit facility.
As of December 31, 2025, we had $415.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.000%, and we were in compliance with all financial covenants under the credit agreement.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of December 31, 2025.
The following table presents the face values and fair values for the Senior Notes at December 31, 2025 and September 30, 2025:

	December 31, 2025		September 30, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$399,500	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	885,375	900,000	875,250
The 2025 Senior Notes	1,500,000	1,537,500	1,500,000	1,518,750
Total	$2,800,000	$2,822,375	$2,800,000	$2,793,500

7. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended December 31, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$302,248	$150,965	$453,213	88%
Europe, Middle East and Africa	1,641	37,299	38,940	8%
Asia Pacific	645	19,161	19,806	4%
Total	$304,534	$207,425	$511,959	100%

(*) Americas revenue included U.S. revenue of $401.9 million for the quarter ended December 31, 2025.

	Quarter Ended December 31, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$232,966	$146,909	$379,875	87%
Europe, Middle East and Africa	1,877	34,482	36,359	8%
Asia Pacific	832	22,902	23,734	5%
Total	$235,675	$204,293	$439,968	100%

(*) Americas revenue included U.S. revenue of $331.0 million for the quarter ended December 31, 2024.

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Quarter Ended December 31,		Percentage of revenues
	2025	2024	2025	2024
	(Dollars in thousands)
On-premises software	$72,559	$82,835	39%	45%
SaaS software	115,662	103,176	61%	55%
Total	$188,221	$186,011	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Quarter Ended December 31,		Percentage of revenues
	2025	2024	2025	2024
	(Dollars in thousands)
Platform software	$73,857	$53,822	39%	29%
Non-platform software	114,364	132,189	61%	71%
Total	$188,221	$186,011	100%	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Quarter Ended December 31,		Percentage of revenues
	2025	2024	2025	2024
	(Dollars in thousands)
Software recognized at a point in time (1)	$16,430	$22,808	9%	12%
Software recognized over contract term (2)	171,791	163,203	91%	88%
Total	$188,221	$186,011	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual licenses, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended December 31,		Percentage of revenues
	2025	2024	2025	2024
	(Dollars in thousands)
Business-to-business Scores	$248,613	$182,391	82%	77%
Business-to-consumer Scores	55,921	53,284	18%	23%
Total	$304,534	$235,675	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 51% and 44% of our total revenues in the quarters ended December 31, 2025 and 2024, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended December 31, 2025 and 2024. At each of December 31, 2025 and September 30, 2025, two customers accounted for 10% or more of total consolidated receivables.
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
Receivables at December 31, 2025 and September 30, 2025 consisted of the following:

	December 31, 2025	September 30, 2025
	(In thousands)
Billed	$312,647	$327,721
Unbilled	221,421	246,600
	534,068	574,321
Less: allowance for doubtful accounts	(7,489)	(7,964)
Net receivables	526,579	566,357
Less: long-term receivables (*)	(31,462)	(37,209)
Short-term receivables (*)	$495,117	$529,148

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Quarter Ended December 31, 2025
(In thousands)
Deferred revenues, beginning balance (*)	$189,238
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(86,565)
Increases due to billings, excluding amounts recognized as revenue during the period	72,564
Deferred revenues, ending balance (*)	$175,237

(*) Deferred revenues at December 31, 2025 included current portion of $173.4 million and long-term portion of $1.8 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2025 included current portion of $187.4 million and long-term portion of $1.8 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $682.2 million as of December 31, 2025, approximately 50% of which we expect to recognize over the next 15 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $655.7 million as of September 30, 2025.
8. Income Taxes
Effective Tax Rate
The effective income tax rate was 17.5% and (1.6)% during the quarters ended December 31, 2025 and 2024, respectively. The income tax provision (benefit) during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The One Big Beautiful Bill Act (“OBBBA”) of 2025 was signed into law on July 4, 2025. Included among the provisions is the ability to immediately expense domestic research and experimental (“R&E”) expenditures, as well as an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period. Both provisions are effective for FICO in fiscal 2026. The impacts of the OBBBA were reflected in FICO’s results for the quarter ended December 31, 2025.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $20.3 million and $19.5 million at December 31, 2025 and September 30, 2025, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $2.2 million and $1.9 million related to unrecognized tax benefits as of December 31, 2025 and September 30, 2025, respectively.

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
We also maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Eligible employees may elect to have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. Offering period means the approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. The purchase price of the stock is the lower of 85% of (i) the closing sales price of FICO common stock on the first trading day of each offering period or (ii) the closing sales price of FICO common stock on the last trading day of each offering period. No shares were purchased under the 2019 Purchase Plan during the quarter ended December 31, 2025.
Restricted Stock Units
The following table summarizes restricted stock unit activity during the quarter ended December 31, 2025:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2025	214	$1,114.47
Granted	63	1,749.60
Released	(91)	874.56
Forfeited	(2)	1,213.77
Outstanding at December 31, 2025	184	$1,451.60
Performance Share Units
The following table summarizes performance share unit activity during the quarter ended December 31, 2025:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2025	46	$1,283.09
Granted	12	1,751.69
Released	(28)	1,055.18
Outstanding at December 31, 2025	30	$1,668.89
Market Share Units
The following table summarizes market share unit activity during the quarter ended December 31, 2025:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2025	45	$1,611.35
Granted	22	1,878.31
Released	(22)	1,260.44
Outstanding at December 31, 2025	45	$1,920.75

Stock Options
The following table summarizes option activity during the quarter ended December 31, 2025:

	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2025	129	$670.08
Granted	4	1,748.49
Exercised	(12)	203.62
Outstanding at December 31, 2025	121	$755.79	3.63	$114,977
Exercisable at December 31, 2025	57	$545.03	2.41	$65,863
Vested or expected to vest at December 31, 2025	119	$747.25	3.60	$113,999
10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters ended December 31, 2025 and 2024:

	Quarter Ended December 31,
	2025	2024
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$158,373	$152,528
Denominator — share:
Basic weighted-average shares	23,723	24,378
Effect of dilutive securities	235	449
Diluted weighted-average shares	23,958	24,827
Earnings per share:
Basic	$6.68	$6.26
Diluted	$6.61	$6.14
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
The following tables summarize segment information for the quarters ended December 31, 2025 and 2024:

	Quarter Ended December 31, 2025
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$188,221	$188,221
Professional services	—	19,204	19,204
Scores	304,534	—	304,534
Total segment revenues	304,534	207,425	511,959
Segment operating expense	(36,681)	(148,811)	(185,492)
Segment operating income	$267,853	$58,614	326,467
Unallocated corporate expenses			(48,149)
Unallocated share-based compensation expense			(44,269)
Operating income			234,049
Unallocated interest expense, net			(42,006)
Unallocated other expense, net			(112)
Income before income taxes			$191,931

	Quarter Ended December 31, 2024
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$186,011	$186,011
Professional services	—	18,282	18,282
Scores	235,675	—	235,675
Total segment revenues	235,675	204,293	439,968
Segment operating expense	(31,904)	(143,551)	(175,455)
Segment operating income	$203,771	$60,742	264,513
Unallocated corporate expenses			(44,331)
Unallocated share-based compensation expense			(40,654)
Operating income			179,528
Unallocated interest expense, net			(29,488)
Unallocated other income, net			89
Income before income taxes			$150,129

The following table presents depreciation and amortization on property and equipment for the quarters ended December 31, 2025 and 2024:

	Quarter Ended December 31,
	2025	2024
	(In thousands)
Depreciation and amortization:
Scores	$108	$125
Software	2,298	2,452
Total segment depreciation and amortization	2,406	2,577
Unallocated corporate	286	18
Total depreciation and amortization	$2,692	$2,595
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
Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, share repurchases, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations or strategic divestitures; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; and (vi) statements regarding products and services, their characteristics, performance, sales potential or effect in use by customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and in subsequent filings with the SEC. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
OVERVIEW
We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 80 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO® Scores — the standard measure of consumer credit risk in the United States (“U.S.”) — empowering them to increase financial literacy and manage their financial health.
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
Highlights from the quarter ended December 31, 2025
•Total revenues were $512.0 million during the quarter ended December 31, 2025, a 16% increase from the quarter ended December 31, 2024.
•Revenues for our Scores segment were $304.5 million during the quarter ended December 31, 2025, a 29% increase from the quarter ended December 31, 2024.

•Annual Recurring Revenue for our Software segment as of December 31, 2025 was $766.0 million, a 5% increase from December 31, 2024.
•Dollar-Based Net Retention Rate for our Software segment was 103% as of December 31, 2025.
•Operating income was $234.0 million during the quarter ended December 31, 2025, a 30% increase from the quarter ended December 31, 2024.
•Net income was $158.4 million during the quarter ended December 31, 2025, a 4% increase from the quarter ended December 31, 2024.
•Diluted EPS was $6.61 during the quarter ended December 31, 2025, an 8% increase from the quarter ended December 31, 2024.
•Cash flows from operating activities were $174.1 million during the quarter ended December 31, 2025, compared with $194.0 million during the quarter ended December 31, 2024.
•Cash and cash equivalents were $162.0 million as of December 31, 2025, compared with $134.1 million as of September 30, 2025.
•Total debt balance was $3.2 billion as of December 31, 2025, compared with $3.1 billion as of September 30, 2025.
•Total share repurchases during the quarter ended December 31, 2025 were $162.7 million, compared with $159.7 million during the quarter ended December 31, 2024.
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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended December 31,
	2025	2024
	(In millions)
Total on-premises and SaaS software	$37.8	$21.2

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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
ARR	(In millions)
Platform	$201.4	$215.1	$227.0	$227.7	$234.7	$254.2	$263.6	$302.6
Non-platform	495.6	494.5	494.2	501.6	479.9	484.9	483.7	463.4
Total	$697.0	$709.6	$721.2	$729.3	$714.6	$739.1	$747.3	$766.0

Percentage
Platform	29%	30%	31%	31%	33%	34%	35%	40%
Non-platform	71%	70%	69%	69%	67%	66%	65%	60%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	32%	31%	31%	20%	17%	18%	16%	33%
Non-platform	8%	3%	—%	1%	(3)%	(2)%	(2)%	(8)%
Total	14%	10%	8%	6%	3%	4%	4%	5%

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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
DBNRR
Platform	126%	124%	123%	112%	110%	115%	112%	122%
Non-platform	106%	101%	99%	100%	96%	97%	97%	91%
Total	112%	108%	106%	105%	102%	103%	102%	103%

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
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters ended December 31, 2025 and 2024:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024	2025	2024
	(In thousands)				(In thousands)
Scores	$304,534	$235,675	59%	54%	$68,859	29%
Software	207,425	204,293	41%	46%	3,132	2%
Total	$511,959	$439,968	100%	100%	71,991	16%
Scores
Scores segment revenues increased $68.9 million due to an increase of $66.2 million in our business-to-business scores revenue and an increase of $2.7 million in our business-to-consumer scores revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price and an increase in volume of mortgage originations. The increase in business-to-consumer scores revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2025	2024
	(In thousands)		(In thousands)
On-premises and SaaS software	$188,221	$186,011	$2,210	1%
Professional services	19,204	18,282	922	5%
Total	$207,425	$204,293	3,132	2%
Software segment revenues increased $3.1 million due to a $2.2 million increase in our on-premises and SaaS software revenue and a $0.9 million increase in our professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products.

Operating Expenses and Other Income (Expense), Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters ended December 31, 2025 and 2024:

	Quarter Ended December 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2025	2024	2025	2024
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$511,959	$439,968	100%	100%	$71,991	16%
Operating expenses:
Cost of revenues	87,261	87,345	17%	20%	(84)	—%
Research and development	49,912	45,145	10%	10%	4,767	11%
Selling, general and administrative	140,737	127,950	27%	29%	12,787	10%
Total operating expenses	277,910	260,440	54%	59%	17,470	7%
Operating income	234,049	179,528	46%	41%	54,521	30%
Interest expense, net	(42,006)	(29,488)	(8)%	(7)%	(12,518)	42%
Other income (expense), net	(112)	89	—%	—%	(201)	(226)%
Income before income taxes	191,931	150,129	38%	34%	41,802	28%
Income tax provision (benefit)	33,558	(2,399)	7%	(1)%	35,957	(1,499)%
Net income	$158,373	$152,528	31%	35%	5,845	4%
Number of employees at quarter end	3,762	3,604			158	4%

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
Cost of revenues remained consistent quarter-over-prior year quarter. Cost of revenues as a percentage of revenues decreased to 17% during the quarter ended December 31, 2025 from 20% during the quarter ended December 31, 2024, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $4.8 million was primarily attributable to a $4.1 million increase in infrastructure and facilities costs, and a $2.4 million increase in personnel and labor costs, partially offset by a $1.7 million decrease in outside services and other costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. The increase in personnel and labor costs was primarily attributable to increased headcount and increased share-based compensation costs. The decrease in outside services and other costs was primarily attributable to decreased third-party contractor costs. Research and development expenses as a percentage of revenues remained consistent at 10% during each of the quarters ended December 31, 2025 and 2024.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.

The quarter-over-prior year quarter increase in selling, general and administrative expenses of $12.8 million was primarily attributable to a $9.0 million increase in personnel and labor costs, a $2.3 million increase in outside services costs, and a $1.5 million increase in marketing and other costs. The increase in personnel and labor costs was primarily attributable to increased headcount, share-based compensation costs, market base-pay adjustments, and fringe benefit costs related to our supplemental retirement and savings plan. The increase in outside services costs was primarily attributable to increased legal costs. The increase in marketing and other costs was primarily attributable to increased advertising costs, partially offset by decreased non-income tax costs and decreased bad debt costs. Selling, general and administrative expenses as a percentage of revenues decreased to 27% during the quarter ended December 31, 2025 from 29% during the quarter ended December 31, 2024.
Interest Expense, Net
Interest expense includes interest on the senior notes issued in May 2025, December 2021, December 2019 and May 2018, as well as interest and credit agreement fees on the revolving line of credit and, for the prior year quarter, term loans. On our condensed consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter-over-prior year quarter increase in net interest expense of $12.5 million was primarily attributable to the $1.5 billion of 2025 Senior Notes (as defined below), partially offset by a lower average outstanding balance and a lower average interest rate on borrowings under our credit agreement during the quarter ended December 31, 2025.
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
The quarter-over-prior year quarter change in other income (expense), net of $0.2 million was primarily attributable to an increase in foreign exchange rate losses resulting from remeasurement of foreign-currency-denominated receivable and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates.
Income Tax Provision (Benefit)
The effective income tax rate was 17.5% and (1.6)% during the quarters ended December 31, 2025 and 2024, respectively. The income tax provision (benefit) during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the quarters ended December 31, 2025 and 2024 were both favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2025 resulted in a decreased net excess tax benefit for the quarter ended December 31, 2025.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended December 31, 2025 and 2024:

	Quarter Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2025	2024
	(In thousands)		(In thousands)
Scores	$267,853	$203,771	$64,082	31%
Software	58,614	60,742	(2,128)	(4)%
Total segment operating income	326,467	264,513	61,954	23%
Unallocated corporate expenses	(48,149)	(44,331)	(3,818)	9%
Unallocated share-based compensation	(44,269)	(40,654)	(3,615)	9%
Operating income	$234,049	$179,528	54,521	30%

	Scores				Software
	Quarter Ended December 31,		Percentage of Revenues		Quarter Ended December 31,		Percentage of Revenues
	2025	2024	2025	2024	2025	2024	2025	2024
	(In thousands)				(In thousands)
Segment revenues	$304,534	$235,675	100%	100%	$207,425	$204,293	100%	100%
Segment operating expense	(36,681)	(31,904)	(12)%	(14)%	(148,811)	(143,551)	(72)%	(70)%
Segment operating income	$267,853	$203,771	88%	86%	$58,614	$60,742	28%	30%
The quarter-over-prior year quarter increase in operating income of $54.5 million was primarily attributable to a $72.0 million increase in segment revenues, partially offset by a $10.0 million increase in segment operating expenses, a $3.8 million increase in corporate expenses, and a $3.6 million increase in share-based compensation expense.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $62.0 million was the result of a $64.1 million increase in our Scores segment operating income, partially offset by a $2.1 million decrease in our Software segment operating income.
The quarter-over-prior year quarter increase in Scores segment operating income of $64.1 million was due to a $68.9 million increase in segment revenue, partially offset by a $4.8 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue increased to 88% from 86%, primarily due to higher business-to-business scores revenue driven by increased unit pricing and greater mortgage origination volumes.
The quarter-over-prior year quarter decrease in Software segment operating income of $2.1 million was due to a $5.2 million increase in segment operating expenses, partially offset by a $3.1 million increase in segment revenue. Software segment operating income as a percentage of segment revenue decreased to 28% from 30%, primarily attributable to an increase in third-party data center hosting costs and a decrease in sales of higher-margin software recognized at a point in time.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of December 31, 2025, we had $162.0 million in cash and cash equivalents, which included $109.1 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $1.0 billion revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $400.0 million principal payment on the 2018 Senior Notes (as defined below) due over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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

Summary of Cash Flows

	Quarter Ended December 31,		Period-to-Period Change
	2025	2024
	(In thousands)
Cash provided by (used in):
Operating activities	$174,082	$193,997	$(19,915)
Investing activities	(12,734)	(8,942)	(3,792)
Financing activities	(133,482)	(144,218)	10,736
Effect of exchange rate changes on cash	32	(7,250)	7,282
Increase in cash and cash equivalents	$27,898	$33,587	(5,689)
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities decreased to $174.1 million during the quarter ended December 31, 2025 from $194.0 million during the quarter ended December 31, 2024. The $19.9 million decrease was attributable to a $43.9 million decrease due to the timing of receipts and payments in our ordinary course of business, partially offset by an $18.1 million increase in non-cash items and a $5.9 million increase in net income.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $12.7 million for the quarter ended December 31, 2025 from $8.9 million for the quarter ended December 31, 2024. The $3.8 million increase was primarily attributable to a $2.2 million increase in purchases, net of proceeds, of marketable securities and a $2.2 million increase in capitalized internal-use software costs.
Cash Flows from Financing Activities
Net cash used in financing activities decreased to $133.5 million for the quarter ended December 31, 2025 from $144.2 million for the quarter ended December 31, 2024. The $10.7 million decrease was primarily attributable to a $91.7 million decrease in taxes paid related to net share settlement of equity awards, partially offset by a $71.3 million decrease in proceeds, net of payments, from our revolving line of credit and term loans and an $8.6 million increase in repurchases of common stock.
Repurchases of Common Stock
In June 2025, our Board of Directors approved a stock repurchase program (the “June 2025 program”), replacing our previously authorized July 2024 stock repurchase program, which was terminated prior to its expiration. The June 2025 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The June 2025 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As of December 31, 2025, we had $180.9 million remaining under the June 2025 program. We expended $162.7 million during the quarter ended December 31, 2025 under the June 2025 program and $159.7 million during the quarter ended December 31, 2024 under previously authorized stock repurchase programs.

Revolving Line of Credit
We have a $1.0 billion unsecured revolving line of credit with a syndicate of banks that matures on May 13, 2030. Borrowings under the revolving line of credit can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Interest rates on amounts borrowed under the revolving line of credit are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. In addition, we must pay certain credit facility fees. The credit agreement contains certain restrictive covenants including a maximum consolidated leverage ratio of 3.5 to 1.0, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and contains other covenants typical of an unsecured credit facility.
As of December 31, 2025, we had $415.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.000%, and we were in compliance with all financial covenants under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes require interest payments semi-annually at a rate of 5.25% per annum and will mature on May 15, 2026. On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. On May 13, 2025, we issued $1.5 billion of senior notes in a private offering to qualified institutional investors (the “2025 Senior Notes,” and collectively with the 2018 Senior Notes, the 2019 Senior Notes and the 2021 Senior Notes, the “Senior Notes”). The 2025 Senior Notes require interest payments semi-annually at a rate of 6.00% per annum and will mature on May 15, 2033. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of December 31, 2025, the carrying value of the Senior Notes was $2.8 billion and we were in compliance with all financial covenants under these obligations.

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
You should carefully consider the critical accounting estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“Annual Report on Form 10-K”). There have been no significant changes from the critical accounting estimates disclosed in our Annual Report on Form 10-K.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating expenses to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at December 31, 2025 and September 30, 2025:

	December 31, 2025			September 30, 2025
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$162,034	$162,034	2.45%	$134,136	$134,136	1.77%
The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at December 31, 2025 and September 30, 2025:

	December 31, 2025		September 30, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$400,000	$399,500	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	885,375	900,000	875,250
The 2025 Senior Notes	1,500,000	1,537,500	1,500,000	1,518,750
Total	$2,800,000	$2,822,375	$2,800,000	$2,793,500
We have interest rate risk with respect to our unsecured revolving line of credit. Interest rates on amounts borrowed under the revolving line of credit are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of December 31, 2025, we had $415.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.000%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at December 31, 2025 and September 30, 2025:

	December 31, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	6,900	$8,106	$—
Buy foreign currency:
British pound (GBP)	GBP	10,296	$13,900	$—
Singapore dollar (SGD)	SGD	8,208	$6,400	$—

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	$—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	$—
Singapore dollar (SGD)	SGD	8,087	$6,300	$—
The foreign currency forward contracts were entered into on December 31, 2025 and September 30, 2025; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2025 (our “Annual Report on Form 10-K”). The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 through October 31, 2025	64,578	$1,678.25	64,270	$235,746,240
November 1, 2025 through November 30, 2025	22,834	$1,759.85	22,645	$195,869,768
December 1, 2025 through December 31, 2025	67,712	$1,755.31	8,399	$180,924,103
	155,124	$1,723.90	95,314	$180,924,103

(1)Includes 59,810 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended December 31, 2025.
(2)In June 2025, our Board of Directors approved a stock repurchase program (the “June 2025 program”). The June 2025 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. The June 2025 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On November 20, 2025, William Lansing, our Chief Executive Officer and a member of our Board of Directors, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale by Mr. Lansing and the Lansing Revocable Trust of up to 47,904 shares of our common stock, plus a number of shares of our common stock resulting from the vesting of up to 7,829 shares minus the number of shares ultimately withheld for tax withholding purposes, and terminates on the earlier of the close of business on December 18, 2026 or the date all shares are sold thereunder.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Fair Isaac Corporation, dated November 5, 2025 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended September 30, 2025.)

3.2
Certificate of Elimination of Series A Participating Preferred Stock of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-K for the fiscal year ended September 30, 2025.)

3.3	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009.)

31.1 *	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2 *	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1 **	Section 1350 Certification of CEO.

32.2 **	Section 1350 Certification of CFO.

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

DATE:	January 28, 2026

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	January 28, 2026

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)