Form 10-Q
period 2026-03-31
FAIR ISAAC CORP
filed 2026-04-28
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
The number of shares of common stock outstanding on April 16, 2026 was 23,190,906 (excluding 65,665,877 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	September 30, 2025
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$219,419	$134,136
Accounts receivable, net	619,957	529,148
Prepaid expenses and other current assets	61,397	41,881
Total current assets	900,773	705,165
Marketable securities	53,046	54,625
Property and equipment, net	79,623	67,713
Operating lease right-of-use assets	25,025	26,213
Goodwill	781,390	783,340
Deferred income taxes	103,436	118,553
Other assets	104,956	112,524
Total assets	$2,048,249	$1,868,133
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,335	$32,315
Accrued compensation and employee benefits	87,259	115,369
Other accrued liabilities	98,533	114,618
Deferred revenue	183,163	187,372
Current maturities on debt	—	399,541
Total current liabilities	405,290	849,215
Long-term debt	3,639,063	2,656,150
Operating lease liabilities	17,555	19,187
Other liabilities	87,991	89,365
Total liabilities	4,149,899	3,613,917
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 23,295 and 23,764 shares outstanding at March 31, 2026 and September 30, 2025, respectively)	233	238
Additional paid-in-capital	1,316,744	1,331,120
Treasury stock, at cost (65,562 and 65,093 shares at March 31, 2026 and September 30, 2025, respectively)	(8,298,729)	(7,537,908)
Retained earnings	4,975,647	4,552,816
Accumulated other comprehensive loss	(95,545)	(92,050)
Total stockholders’ deficit	(2,101,650)	(1,745,784)
Total liabilities and stockholders’ deficit	$2,048,249	$1,868,133
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$199,231	$183,826	$387,452	$369,837
Professional services	17,473	17,870	36,677	36,152
Scores	474,973	297,039	779,507	532,714
Total revenues	691,677	498,735	1,203,636	938,703
Operating expenses:
Cost of revenues	91,199	87,630	178,460	174,975
Research and development	53,916	45,037	103,828	90,182
Selling, general and administrative	144,097	120,420	284,834	248,370
Total operating expenses	289,212	253,087	567,122	513,527
Operating income	402,465	245,648	636,514	425,176
Interest expense, net	(44,579)	(31,378)	(86,585)	(60,866)
Other expense, net	(1,857)	(1,254)	(1,969)	(1,165)
Income before income taxes	356,029	213,016	547,960	363,145
Provision for income taxes	91,571	50,401	125,129	48,002
Net income	264,458	162,615	422,831	315,143
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,428)	6,407	(3,495)	(9,647)
Comprehensive income	$261,030	$169,022	$419,336	$305,496
Earnings per share:
Basic	$11.19	$6.67	$17.86	$12.92
Diluted	$11.14	$6.59	$17.73	$12.73
Shares used in computing earnings per share:
Basic	23,628	24,389	23,676	24,383
Diluted	23,748	24,685	23,854	24,756

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2025	23,763	$238	$1,262,018	$(7,689,462)	$4,711,189	$(92,117)	$(1,808,134)
Share-based compensation	—	—	45,310	—	—	—	45,310
Issuance of treasury stock under employee stock plans	16	—	9,416	1,999	—	—	11,415
Repurchases of common stock	(484)	(5)	—	(611,266)	—	—	(611,271)
Net income	—	—	—	—	264,458	—	264,458
Foreign currency translation adjustments	—	—	—	—	—	(3,428)	(3,428)
Balance at March 31, 2026	23,295	$233	$1,316,744	$(8,298,729)	$4,975,647	$(95,545)	$(2,101,650)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at December 31, 2024	24,443	$244	$1,201,828	$(6,285,951)	$4,053,398	$(107,683)	$(1,138,164)
Share-based compensation	—	—	41,704	—	—	—	41,704
Issuance of treasury stock under employee stock plans	21	1	8,252	2,143	—	—	10,396
Repurchases of common stock	(112)	(1)	—	(207,009)	—	—	(207,010)
Net income	—	—	—	—	162,615	—	162,615
Foreign currency translation adjustments	—	—	—	—	—	6,407	6,407
Balance at March 31, 2025	24,352	$244	$1,251,784	$(6,490,817)	$4,216,013	$(101,276)	$(1,124,052)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2025	23,764	$238	$1,331,120	$(7,537,908)	$4,552,816	$(92,050)	$(1,745,784)
Share-based compensation	—	—	89,579	—	—	—	89,579
Issuance of treasury stock under employee stock plans	110	1	(103,955)	13,122	—	—	(90,832)
Repurchases of common stock	(579)	(6)	—	(773,943)	—	—	(773,949)
Net income	—	—	—	—	422,831	—	422,831
Foreign currency translation adjustments	—	—	—	—	—	(3,495)	(3,495)
Balance at March 31, 2026	23,295	$233	$1,316,744	$(8,298,729)	$4,975,647	$(95,545)	$(2,101,650)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2024	24,392	$244	$1,366,572	$(6,138,736)	$3,900,870	$(91,629)	$(962,679)
Share-based compensation	—	—	82,358	—	—	—	82,358
Issuance of treasury stock under employee stock plans	151	2	(197,146)	14,676	—	—	(182,468)
Repurchases of common stock	(191)	(2)	—	(366,757)	—	—	(366,759)
Net income	—	—	—	—	315,143	—	315,143
Foreign currency translation adjustments	—	—	—	—	—	(9,647)	(9,647)
Balance at March 31, 2025	24,352	$244	$1,251,784	$(6,490,817)	$4,216,013	$(101,276)	$(1,124,052)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$422,831	$315,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,905	6,950
Share-based compensation	89,579	82,358
Deferred income taxes	14,728	(12,781)
Net loss on marketable securities	4,980	3,174
Non-cash operating lease costs	4,711	5,213
Provision for (benefit from) doubtful accounts	(6)	990
Net (gain) loss on sales and abandonment of property and equipment	(5)	70
Changes in operating assets and liabilities:
Accounts receivable	(82,251)	(66,718)
Prepaid expenses and other assets	(21,383)	(43,213)
Accounts payable	4,075	1,796
Accrued compensation and employee benefits	(27,940)	(28,183)
Other liabilities	(16,093)	(14,016)
Deferred revenue	(3,691)	18,132
Net cash provided by operating activities	397,440	268,915
Cash flows from investing activities:
Purchases of property and equipment	(492)	(2,960)
Capitalized internal-use software costs	(17,256)	(13,638)
Proceeds from sales of marketable securities	6,109	1,495
Purchases of marketable securities	(9,509)	(4,780)
Net cash used in investing activities	(21,148)	(19,883)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	880,000	450,000
Payments on revolving line of credit and term loans	(890,000)	(132,500)
Proceeds from issuance of senior notes	1,000,000	—
Payments on senior notes	(400,000)	—
Payments on debt issuance costs	(9,013)	—
Payments on finance leases	(2,834)	(3,016)
Proceeds from issuance of treasury stock under employee stock plans	14,935	16,062
Taxes paid related to net share settlement of equity awards	(105,767)	(198,531)
Repurchases of common stock, inclusive of excise tax	(776,565)	(379,738)
Net cash used in financing activities	(289,244)	(247,723)
Effect of exchange rate changes on cash	(1,765)	(5,335)
Increase (decrease) in cash and cash equivalents	85,283	(4,026)
Cash and cash equivalents, beginning of period	134,136	150,667
Cash and cash equivalents, end of period	$219,419	$146,641
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $7,796 and $663 during the six-month periods ended March 31, 2026 and 2025, respectively	$120,142	$92,213
Cash paid for interest	$93,172	$60,939
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$67	$14
Unsettled repurchases of common stock, inclusive of excise tax accrued, but not yet paid	$15,800	$412

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of certain income statement expenses an entity presents on the face of the income statement into specified categories in disclosures within the footnotes to the financial statements, including employee compensation, depreciation, intangible asset amortization, and certain other expenses, when applicable. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, which means that it will be effective for our annual periods beginning with the fiscal year ending September 30, 2028, and our interim periods beginning October 1, 2028. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our disclosures within our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes references to prescriptive and sequential software development project stages, and instead requires capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended, with consideration as to when significant uncertainty associated with the development activities of the software has been resolved. Additionally, ASU 2025-06 clarifies the disclosure requirements for capitalized internal-use software costs. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2027, which means that it will be effective for our fiscal years beginning October 1, 2028. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our consolidated financial statements and related disclosures.
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of certain marketable securities and our Level 1 liabilities included senior notes as of March 31, 2026 and September 30, 2025.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of March 31, 2026 and September 30, 2025.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not value any assets or liabilities using inputs identified under a Level 3 hierarchy as of March 31, 2026 and September 30, 2025.

The following tables represent financial assets that we measured at fair value on a recurring basis at March 31, 2026 and September 30, 2025:

March 31, 2026	Active Markets for Identical Instruments (Level 1)	Fair Value as of March 31, 2026
	(In thousands)
Assets:
Marketable securities (1)	$53,046	$53,046

September 30, 2025	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2025
	(In thousands)
Assets:
Cash equivalents (2)	$6	$6
Marketable securities (1)	54,625	54,625
Total	$54,631	$54,631

(1) Represents securities held under a non-qualified deferred compensation plan for certain officers and senior management employees, which are distributed upon separation from service or at a specific date while still employed. Included in marketable securities on our condensed consolidated balance sheets at March 31, 2026 and September 30, 2025.
(2) Included in cash and cash equivalents on our condensed consolidated balance sheet at September 30, 2025. Not included in this table are cash deposits of $134.1 million at September 30, 2025.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and six-month periods ended March 31, 2026 and 2025.
3. Derivative Financial Instruments
We use derivative instruments to manage risks caused by fluctuations in foreign exchange rates. The primary objective of our derivative instruments is to protect the value of foreign-currency-denominated receivables and cash balances from the effects of volatility in foreign exchange rates that might occur prior to conversion to their functional currencies. We principally utilize foreign currency forward contracts, which enable us to buy and sell foreign currencies in the future at fixed exchange rates and economically offset changes in foreign exchange rates. We routinely enter into contracts to offset exposures denominated in the British pound, Euro, and Singapore dollar.
Foreign-currency-denominated receivables and cash balances are remeasured at foreign exchange rates in effect on the balance sheet date with the effects of changes in foreign exchange rates reported in other expense, net. The forward contracts are not designated as hedges and are marked to market through other expense, net. Fair value changes in the forward contracts help mitigate the changes in the value of the remeasured receivable and cash balances attributable to changes in foreign exchange rates. The forward contracts are short-term in nature and typically have average maturities at inception of less than three months.

The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2026 and September 30, 2025:

	March 31, 2026
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,400	$6,212	$—
Buy foreign currency:
British pound (GBP)	GBP	11,636	$15,400	$—
Singapore dollar (SGD)	SGD	9,355	$7,300	$—

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	$—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	$—
Singapore dollar (SGD)	SGD	8,087	$6,300	$—
The foreign currency forward contracts were entered into on March 31, 2026 and September 30, 2025; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other expense, net, and consisted of the following:

	Quarter Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(409)	$502	$(575)	$(882)

4. Goodwill
The following table summarizes changes to goodwill during the six months ended March 31, 2026, both in total and as allocated to our segments. As of March 31, 2026, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2025	$146,648	$636,692	$783,340
Foreign currency translation adjustment	—	(1,950)	(1,950)
Balance at March 31, 2026	$146,648	$634,742	$781,390

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
	(In thousands)
Property and equipment, net:
Property and equipment	$64,633	$66,134
Internal-use software	64,408	47,151
Less: accumulated depreciation and amortization	(49,418)	(45,572)
Total	$79,623	$67,713
The following table presents the composition of other accrued liabilities at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
	(In thousands)
Other accrued liabilities:
Interest payable	$46,718	$53,500
Other	51,815	61,118
Total	$98,533	$114,618
6. Debt
The following table represents our debt at carrying value at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
	(In thousands)
Current maturities on debt:
The 2018 Senior Notes	$—	$400,000
Less: debt issuance costs	—	(459)
Current maturities on debt	—	399,541
Long-term debt:
Revolving line of credit	265,000	275,000
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
The 2025 Senior Notes	1,500,000	1,500,000
The 2026 Senior Notes	1,000,000	—
Less: debt issuance costs	(25,937)	(18,850)
Long-term debt	3,639,063	2,656,150
Total debt	$3,639,063	$3,055,691

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
As of March 31, 2026, we had $265.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 4.931%, and we were in compliance with all financial covenants under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes required interest payments semi-annually at a rate of 5.25% per annum and were to mature on May 15, 2026. On March 26, 2026, prior to the maturity date, we repaid in full the 2018 Senior Notes, utilizing proceeds from the issuance of the 2026 Senior Notes (as defined below).
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
On May 13, 2025, we issued $1.5 billion of senior notes in a private offering to qualified institutional investors (the “2025 Senior Notes”). The 2025 Senior Notes require interest payments semi-annually at a rate of 6.00% per annum and will mature on May 15, 2033.
On March 20, 2026, we issued $1.0 billion of senior notes in a private offering to qualified institutional investors (the “2026 Senior Notes,” and collectively with the 2018 Senior Notes, the 2019 Senior Notes, the 2021 Senior Notes, and the 2025 Senior Notes, the “Senior Notes”). The 2026 Senior Notes require interest payments semi-annually at a rate of 6.25% per annum and will mature on September 15, 2034.
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of March 31, 2026.
The following table presents the face values and fair values for the Senior Notes at March 31, 2026 and September 30, 2025:

	March 31, 2026		September 30, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$—	$—	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	868,500	900,000	875,250
The 2025 Senior Notes	1,500,000	1,456,875	1,500,000	1,518,750
The 2026 Senior Notes	1,000,000	972,500	—	—
Total	$3,400,000	$3,297,875	$2,800,000	$2,793,500

7. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended March 31, 2026
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$470,973	$151,113	$622,086	90%
Europe, Middle East and Africa	2,568	44,821	47,389	7%
Asia Pacific	1,432	20,770	22,202	3%
Total	$474,973	$216,704	$691,677	100%

(*) Americas revenue included U.S. revenue of $565.9 million for the quarter ended March 31, 2026.

	Quarter Ended March 31, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$291,982	$137,020	$429,002	86%
Europe, Middle East and Africa	1,667	41,733	43,400	9%
Asia Pacific	3,390	22,943	26,333	5%
Total	$297,039	$201,696	$498,735	100%

(*) Americas revenue included U.S. revenue of $383.5 million for the quarter ended March 31, 2025.

	Six Months Ended March 31, 2026
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$773,221	$302,078	$1,075,299	89%
Europe, Middle East and Africa	4,209	82,120	86,329	7%
Asia Pacific	2,077	39,931	42,008	4%
Total	$779,507	$424,129	$1,203,636	100%

(*) Americas revenue included U.S. revenue of $967.8 million for the six months ended March 31, 2026.

	Six Months Ended March 31, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$524,948	$283,929	$808,877	86%
Europe, Middle East and Africa	3,544	76,215	79,759	9%
Asia Pacific	4,222	45,845	50,067	5%
Total	$532,714	$405,989	$938,703	100%

(*) Americas revenue included U.S. revenue of $714.5 million for the six months ended March 31, 2025.

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
On-premises software	$78,604	$82,300	39%	45%	$151,163	$165,135	39%	45%
SaaS software	120,627	101,526	61%	55%	236,289	204,702	61%	55%
Total	$199,231	$183,826	100%	100%	$387,452	$369,837	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Platform software	$86,963	$56,464	44%	31%	$160,820	$110,286	42%	30%
Non-platform software	112,268	127,362	56%	69%	226,632	259,551	58%	70%
Total	$199,231	$183,826	100%	100%	$387,452	$369,837	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Software recognized at a point in time (1)	$23,639	$25,609	12%	14%	$40,069	$48,417	10%	13%
Software recognized over contract term (2)	175,592	158,217	88%	86%	347,383	321,420	90%	87%
Total	$199,231	$183,826	100%	100%	$387,452	$369,837	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual licenses, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended March 31,		Percentage of revenues		Six Months Ended March 31,		Percentage of revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Business-to-business Scores	$417,629	$242,494	88%	82%	$666,242	$424,885	85%	80%
Business-to-consumer Scores	57,344	54,545	12%	18%	113,265	107,829	15%	20%
Total	$474,973	$297,039	100%	100%	$779,507	$532,714	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, TransUnion, Equifax and Experian. Revenues collectively generated by agreements with these customers accounted for 64% and 52% of our total revenues in the quarters ended March 31, 2026 and 2025, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended March 31, 2026 and 2025. Revenues collectively generated by agreements with these customers accounted for 58% and 49% of our total revenues in the six months ended March 31, 2026 and 2025, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the six months ended March 31, 2026 and 2025. At March 31, 2026 and September 30, 2025, three and two customers, respectively, accounted for 10% or more of total consolidated receivables.

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
Receivables at March 31, 2026 and September 30, 2025 consisted of the following:

	March 31, 2026	September 30, 2025
	(In thousands)
Billed	$355,327	$327,721
Unbilled	300,794	246,600
	656,121	574,321
Less: allowance for doubtful accounts	(7,720)	(7,964)
Net receivables	648,401	566,357
Less: long-term receivables (*)	(28,444)	(37,209)
Short-term receivables (*)	$619,957	$529,148

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Six Months Ended March 31, 2026
(In thousands)
Deferred revenues, beginning balance (*)	$189,238
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(136,409)
Increases due to billings, excluding amounts recognized as revenue during the period	132,196
Deferred revenues, ending balance (*)	$185,025

(*) Deferred revenues at March 31, 2026 included current portion of $183.2 million and long-term portion of $1.8 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2025 included current portion of $187.4 million and long-term portion of $1.8 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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

Revenue allocated to remaining performance obligations was $717.7 million as of March 31, 2026, approximately 50% of which we expect to recognize over the next 14 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $655.7 million as of September 30, 2025.
8. Income Taxes
Effective Tax Rate
The effective income tax rate was 25.7% and 23.7% during the quarters ended March 31, 2026 and 2025, respectively, and 22.8% and 13.2% during the six months ended March 31, 2026 and 2025, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The One Big Beautiful Bill Act (“OBBBA”) of 2025 was signed into law on July 4, 2025. Included among the provisions is the ability to immediately expense domestic research and experimental (“R&E”) expenditures, as well as an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period. Both provisions are effective for FICO in fiscal 2026. The impacts of the OBBBA were reflected in FICO’s results for the six months ended March 31, 2026.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $21.1 million and $19.5 million at March 31, 2026 and September 30, 2025, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $2.5 million and $1.9 million related to unrecognized tax benefits as of March 31, 2026 and September 30, 2025, respectively.
9. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and six-month periods ended March 31, 2026 and 2025:

	Quarter Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$264,458	$162,615	$422,831	$315,143
Denominator — share:
Basic weighted-average shares	23,628	24,389	23,676	24,383
Effect of dilutive securities	120	296	178	373
Diluted weighted-average shares	23,748	24,685	23,854	24,756
Earnings per share:
Basic	$11.19	$6.67	$17.86	$12.92
Diluted	$11.14	$6.59	$17.73	$12.73
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
The following tables summarize segment information for the quarters and six-month periods ended March 31, 2026 and 2025:

	Quarter Ended March 31, 2026
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$199,231	$199,231
Professional services	—	17,473	17,473
Scores	474,973	—	474,973
Total segment revenues	474,973	216,704	691,677
Segment operating expense	(42,497)	(154,110)	(196,607)
Segment operating income	$432,476	$62,594	495,070
Unallocated corporate expenses			(47,295)
Unallocated share-based compensation expense			(45,310)
Operating income			402,465
Unallocated interest expense, net			(44,579)
Unallocated other expense, net			(1,857)
Income before income taxes			$356,029

	Quarter Ended March 31, 2025
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$183,826	$183,826
Professional services	—	17,870	17,870
Scores	297,039	—	297,039
Total segment revenues	297,039	201,696	498,735
Segment operating expense	(32,069)	(138,372)	(170,441)
Segment operating income	$264,970	$63,324	328,294
Unallocated corporate expenses			(40,942)
Unallocated share-based compensation expense			(41,704)
Operating income			245,648
Unallocated interest expense, net			(31,378)
Unallocated other expense, net			(1,254)
Income before income taxes			$213,016

	Six Months Ended March 31, 2026
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$387,452	$387,452
Professional services	—	36,677	36,677
Scores	779,507	—	779,507
Total segment revenues	779,507	424,129	1,203,636
Segment operating expense	(79,178)	(302,921)	(382,099)
Segment operating income	$700,329	$121,208	821,537
Unallocated corporate expenses			(95,444)
Unallocated share-based compensation expense			(89,579)
Operating income			636,514
Unallocated interest expense, net			(86,585)
Unallocated other expense, net			(1,969)
Income before income taxes			$547,960

	Six Months Ended March 31, 2025
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$369,837	$369,837
Professional services	—	36,152	36,152
Scores	532,714	—	532,714
Total segment revenues	532,714	405,989	938,703
Segment operating expense	(63,973)	(281,923)	(345,896)
Segment operating income	$468,741	$124,066	592,807
Unallocated corporate expenses			(85,273)
Unallocated share-based compensation expense			(82,358)
Operating income			425,176
Unallocated interest expense, net			(60,866)
Unallocated other expense, net			(1,165)
Income before income taxes			$363,145

The following table presents depreciation and amortization on property and equipment for the quarters and six-month periods ended March 31, 2026 and 2025:

	Quarter Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In thousands)
Depreciation and amortization:
Scores	$99	$118	$207	$243
Software	2,198	2,340	$4,496	4,792
Total segment depreciation and amortization	2,297	2,458	4,703	5,035
Unallocated corporate	289	18	$575	36
Total depreciation and amortization	$2,586	$2,476	$5,278	$5,071
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
Highlights from the quarter and six months ended March 31, 2026
•Total revenues were $691.7 million during the quarter ended March 31, 2026, a 39% increase from the quarter ended March 31, 2025, and $1.2 billion during the six months ended March 31, 2026, a 28% increase from the six months ended March 31, 2025.

•Revenues for our Scores segment were $475.0 million during the quarter ended March 31, 2026, a 60% increase from the quarter ended March 31, 2025, and $779.5 million during the six months ended March 31, 2026, a 46% increase from the six months ended March 31, 2025.
•Annual Recurring Revenue for our Software segment as of March 31, 2026 was $788.8 million, a 10% increase from March 31, 2025.
•Dollar-Based Net Retention Rate for our Software segment was 109% as of March 31, 2026.
•Operating income was $402.5 million during the quarter ended March 31, 2026, a 64% increase from the quarter ended March 31, 2025, and $636.5 million during the six months ended March 31, 2026, a 50% increase from the six months ended March 31, 2025.
•Net income was $264.5 million during the quarter ended March 31, 2026, a 63% increase from the quarter ended March 31, 2025, and $422.8 million during the six months ended March 31, 2026, a 34% increase from the six months ended March 31, 2025.
•Diluted EPS was $11.14 during the quarter ended March 31, 2026, a 69% increase from the quarter ended March 31, 2025, and $17.73 during the six months ended March 31, 2026, a 39% increase from the six months ended March 31, 2025.
•Cash flows from operating activities were $397.4 million during the six months ended March 31, 2026, compared with $268.9 million during the six months ended March 31, 2025.
•Cash and cash equivalents were $219.4 million as of March 31, 2026, compared with $134.1 million as of September 30, 2025.
•We issued $1.0 billion of senior notes during March 2026, and used the net proceeds to make a payment against the revolving line of credit and repay the $400 million of senior notes due in May 2026. Total debt balance was $3.6 billion as of March 31, 2026, compared with $3.1 billion as of September 30, 2025.
•Total share repurchases during the quarter ended March 31, 2026 were $611.3 million, compared with $207.0 million during the quarter ended March 31, 2025, and during the six months ended March 31, 2026 were $773.9 million, compared with $366.8 million during the six months ended March 31, 2025.
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
ACV Bookings is calculated by dividing the total expected contract value by the contract term in years. The expected contract value equals the fixed amount — including guaranteed minimums, if any — stated in the contract, plus estimates of future usage-based fees. We develop estimates from discussions with our customers and examinations of historical data from similar products and customer arrangements. Differences between estimates and actual results occur due to variability in the estimated usage. This variability can be the result of the economic trends in our customers’ industries, individual performance of our customers relative to their competitors, and regulatory and other factors that affect the business environment in which our customers operate. For the periods presented, ACV Bookings related to estimates of future usage-based fees was approximately 20% of the total ACV Bookings amount on an annualized basis. Differences between the initial estimates of future usage-based fees and actual results historically have not been material and we do not currently expect that they will be materially different in the future.
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

The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In millions)
Total on-premises and SaaS software	$28.3	$21.8	$66.1	$43.0
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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
ARR	(In millions)
Platform	$215.1	$227.0	$227.7	$234.7	$254.2	$263.6	$302.6	$348.8
Non-platform	494.5	494.2	501.6	479.9	484.9	483.7	463.4	440.0
Total	$709.6	$721.2	$729.3	$714.6	$739.1	$747.3	$766.0	$788.8

Percentage
Platform	30%	31%	31%	33%	34%	35%	40%	44%
Non-platform	70%	69%	69%	67%	66%	65%	60%	56%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	31%	31%	20%	17%	18%	16%	33%	49%
Non-platform	3%	—%	1%	(3)%	(2)%	(2)%	(8)%	(8)%
Total	10%	8%	6%	3%	4%	4%	5%	10%

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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
DBNRR
Platform	124%	123%	112%	110%	115%	112%	122%	136%
Non-platform	101%	99%	100%	96%	97%	97%	91%	90%
Total	108%	106%	105%	102%	103%	102%	103%	109%

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
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and six-month periods ended March 31, 2026 and 2025:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2026	2025	2026	2025
	(In thousands)				(In thousands)
Scores	$474,973	$297,039	69%	60%	$177,934	60%
Software	216,704	201,696	31%	40%	15,008	7%
Total	$691,677	$498,735	100%	100%	192,942	39%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2026	2025	2026	2025
	(In thousands)				(In thousands)
Scores	$779,507	$532,714	65%	57%	$246,793	46%
Software	424,129	405,989	35%	43%	18,140	4%
Total	$1,203,636	$938,703	100%	100%	264,933	28%

Quarter Ended March 31, 2026 Compared to Quarter Ended March 31, 2025
Scores
Scores segment revenues increased $177.9 million due to an increase of $175.1 million in our business-to-business scores revenue and an increase of $2.8 million in our business-to-consumer scores revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price and an increase in volume of mortgage originations. The increase in business-to-consumer scores revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2026	2025
	(In thousands)		(In thousands)
On-premises and SaaS software	$199,231	$183,826	$15,405	8%
Professional services	17,473	17,870	(397)	(2)%
Total	$216,704	$201,696	15,008	7%
Software segment revenues increased $15.0 million due to a $15.4 million increase in our on-premises and SaaS software revenue, partially offset by a $0.4 million decrease in our professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products.
Six Months Ended March 31, 2026 Compared to Six Months Ended March 31, 2025
Scores
Scores segment revenues increased $246.8 million due to an increase of $241.4 million in our business-to-business scores revenue and an increase of $5.4 million in our business-to-consumer revenue. The increase in business-to-business scores revenue was primarily attributable to a higher unit price and an increase in volume of mortgage originations. The increase in business-to-consumer scores revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2026	2025
	(In thousands)		(In thousands)
On-premises and SaaS software	$387,452	$369,837	$17,615	5%
Professional services	36,677	36,152	525	1%
Total	$424,129	$405,989	18,140	4%
Software segment revenues increased $18.1 million due to a $17.6 million increase in our on-premises and SaaS software revenue and a $0.5 million increase in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products.

Operating Expenses and Other Expense, Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and six-month periods ended March 31, 2026 and 2025:

	Quarter Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2026	2025	2026	2025
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$691,677	$498,735	100%	100%	$192,942	39%
Operating expenses:
Cost of revenues	91,199	87,630	13%	18%	3,569	4%
Research and development	53,916	45,037	8%	9%	8,879	20%
Selling, general and administrative	144,097	120,420	21%	24%	23,677	20%
Total operating expenses	289,212	253,087	42%	51%	36,125	14%
Operating income	402,465	245,648	58%	49%	156,817	64%
Interest expense, net	(44,579)	(31,378)	(7)%	(6)%	(13,201)	42%
Other expense, net	(1,857)	(1,254)	—%	—%	(603)	48%
Income before income taxes	356,029	213,016	51%	43%	143,013	67%
Provision for income taxes	91,571	50,401	13%	10%	41,170	82%
Net income	$264,458	$162,615	38%	33%	101,843	63%
Number of employees at quarter end	3,758	3,718			40	1%

	Six Months Ended March 31,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2026	2025	2026	2025
	(In thousands)				(In thousands)
Revenues	$1,203,636	$938,703	100%	100%	$264,933	28%
Operating expenses:
Cost of revenues	178,460	174,975	15%	19%	3,485	2%
Research and development	103,828	90,182	9%	10%	13,646	15%
Selling, general and administrative	284,834	248,370	23%	26%	36,464	15%
Total operating expenses	567,122	513,527	47%	55%	53,595	10%
Operating income	636,514	425,176	53%	45%	211,338	50%
Interest expense, net	(86,585)	(60,866)	(7)%	(6)%	(25,719)	42%
Other expense, net	(1,969)	(1,165)	—%	—%	(804)	69%
Income before income taxes	547,960	363,145	46%	39%	184,815	51%
Provision for income taxes	125,129	48,002	10%	5%	77,127	161%
Net income	$422,831	$315,143	35%	34%	107,688	34%

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

The quarter-over-prior year quarter increase in cost of revenues of $3.6 million was primarily attributable to a $3.0 million increase in infrastructure and facilities costs and a $0.6 million increase in personnel, labor and other costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs. Cost of revenues as a percentage of revenues decreased to 13% during the quarter ended March 31, 2026 from 18% during the quarter ended March 31, 2025, primarily due to increased sales of our higher-margin Scores products.
The year-to-date period-over-period increase in cost of revenues of $3.5 million was primarily attributable to a $4.7 million increase in infrastructure and facilities costs, partially offset by a $1.2 million decrease in direct materials and other costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs. The decrease in direct materials and other costs was primarily attributable to decreased telecommunications costs that support FICO® Customer Communications Services revenue. Cost of revenues as a percentage of revenues decreased to 15% during the six months ended March 31, 2026 from 19% during the six months ended March 31, 2025, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $8.9 million was primarily attributable to a $6.0 million increase in infrastructure and facilities costs and a $4.8 million increase in personnel and labor costs, partially offset by a $1.9 million decrease in outside services and other costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. The increase in personnel and labor costs was primarily attributable to increased headcount and increased incentive costs. The decrease in outside services and other costs was primarily attributable to decreased third-party contractor costs. Research and development expenses as a percentage of revenues decreased to 8% during the quarter ended March 31, 2026 from 9% during the quarter ended March 31, 2025.
The year-to-date period-over-period increase in research and development expenses of $13.6 million was primarily attributable to a $10.0 million increase in infrastructure and facilities costs and a $7.2 million increase in personnel and labor costs, partially offset by a $3.6 million decrease in outside services and other costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. The increase in personnel and labor costs was primarily attributable to increased headcount, increased share-based compensation costs, and increased incentive costs. The decrease in outside services and other costs was primarily attributable to decreased third-party contractor costs. Research and development expenses as a percentage of revenues decreased to 9% during the quarter ended March 31, 2026 from 10% during the quarter ended March 31, 2025.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $23.7 million was primarily attributable to a $15.8 million increase in personnel and labor costs and a $7.9 million increase in marketing and other costs. The increase in personnel and labor costs was primarily attributable to increased headcount, increased share-based compensation costs, increased incentive costs, and increased commission costs. The increase in marketing and other costs was primarily attributable to increased advertising and other promotional costs. Selling, general and administrative expenses as a percentage of revenues decreased to 21% during the quarter ended March 31, 2026 from 24% during the quarter ended March 31, 2025.
The year-to-date period-over-period increase in selling, general and administrative expenses of $36.5 million was primarily attributable to a $24.8 million increase in personnel and labor costs and an $11.7 million increase in marketing and other costs. The increase in personnel and labor costs was primarily attributable to increased headcount, increased share-based compensation costs, and increased commission costs. The increase in marketing and other costs was primarily attributable to increased advertising and other promotional costs, increased third-party consulting costs, and increased third-party contractor costs. Selling, general and administrative expenses as a percentage of revenues decreased to 23% during the six months ended March 31, 2026 from 26% during the six months ended March 31, 2025.

Interest Expense, Net
Interest expense includes interest on the senior notes issued in March 2026, May 2025, December 2021, December 2019 and May 2018, as well as interest and credit agreement fees on the revolving line of credit and, for the prior year quarter and prior year-to-date period, term loans. On our condensed consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.
The quarter-over-prior year quarter increase in net interest expense of $13.2 million was primarily attributable to the $1.5 billion of 2025 Senior Notes (as defined below) and the $1.0 billion of 2026 Senior Notes (as defined below), partially offset by a lower average outstanding balance and a lower average interest rate on borrowings under our credit agreement during the quarter ended March 31, 2026.
The year-to-date period-over-period increase in interest expense of $25.7 million was primarily attributable to the $1.5 billion of 2025 Senior Notes (as defined below) and the $1.0 billion of 2026 Senior Notes (as defined below), partially offset by a lower average outstanding balance and a lower average interest rate on borrowings under our credit agreement during the six months ended March 31, 2026.
Other Expense, Net
Other expense, net consists primarily of unrealized investment gains/losses and realized gains/losses on marketable securities classified as trading securities, exchange rate gains/losses resulting from remeasurement of foreign-currency-denominated receivables and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts, and other non-operating items.
The quarter-over-prior year quarter increase in other expense, net of $0.6 million was primarily attributable to a decrease in foreign exchange rate gains resulting from remeasurement of foreign-currency-denominated receivables and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates.
The year-to-date period-over-period increase in other expense, net of $0.8 million was primarily attributable to an increase in foreign exchange rate losses resulting from remeasurement of foreign-currency-denominated receivables and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates.
Provision for Income Taxes
The effective income tax rate was 25.7% and 23.7% during the quarters ended March 31, 2026 and 2025, respectively, and 22.8% and 13.2% during the six months ended March 31, 2026 and 2025, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the quarters and six months ended March 31, 2026 and 2025 were favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2025 resulted in a decreased net excess tax benefit for the six months ended March 31, 2026.

Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters and six-month periods ended March 31, 2026 and 2025:

	Quarter Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2026	2025
	(In thousands)		(In thousands)
Scores	$432,476	$264,970	$167,506	63%
Software	62,594	63,324	(730)	(1)%
Total segment operating income	495,070	328,294	166,776	51%
Unallocated corporate expenses	(47,295)	(40,942)	(6,353)	16%
Unallocated share-based compensation	(45,310)	(41,704)	(3,606)	9%
Operating income	$402,465	$245,648	156,817	64%

	Scores				Software
	Quarter Ended March 31,		Percentage of Revenues		Quarter Ended March 31,		Percentage of Revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(In thousands)				(In thousands)
Segment revenues	$474,973	$297,039	100%	100%	$216,704	$201,696	100%	100%
Segment operating expense	(42,497)	(32,069)	(9)%	(11)%	(154,110)	(138,372)	(71)%	(69)%
Segment operating income	$432,476	$264,970	91%	89%	$62,594	$63,324	29%	31%
The quarter-over-prior year quarter increase in operating income of $156.8 million was primarily attributable to a $192.9 million increase in segment revenues, partially offset by a $26.2 million increase in segment operating expenses, a $6.3 million increase in corporate expenses, and a $3.6 million increase in share-based compensation expense.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $166.8 million was the result of a $167.5 million increase in our Scores segment operating income, partially offset by a $0.7 million decrease in our Software segment operating income.
The quarter-over-prior year quarter increase in Scores segment operating income of $167.5 million was due to a $177.9 million increase in segment revenue, partially offset by a $10.4 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue increased to 91% from 89%, primarily due to higher business-to-business scores revenue driven by a higher unit price and an increase in volume of mortgage originations.
The quarter-over-prior year quarter decrease in Software segment operating income of $0.7 million was due to a $15.7 million increase in segment operating expenses, partially offset by a $15.0 million increase in segment revenue. Software segment operating income as a percentage of segment revenue decreased to 29% from 31%, primarily attributable to an increase in third-party data center hosting costs and a decrease in sales of higher-margin software recognized at a point in time.

	Six Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2026	2025
	(In thousands)		(In thousands)
Scores	$700,329	$468,741	$231,588	49%
Software	121,208	124,066	(2,858)	(2)%
Total segment operating income	821,537	592,807	228,730	39%
Unallocated corporate expenses	(95,444)	(85,273)	(10,171)	12%
Unallocated share-based compensation	(89,579)	(82,358)	(7,221)	9%
Operating income	$636,514	$425,176	211,338	50%

	Scores				Software
	Six Months Ended March 31,		Percentage of Revenues		Six Months Ended March 31,		Percentage of Revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(In thousands)				(In thousands)
Segment revenues	$779,507	$532,714	100%	100%	$424,129	$405,989	100%	100%
Segment operating expense	(79,178)	(63,973)	(10)%	(12)%	(302,921)	(281,923)	(71)%	(69)%
Segment operating income	$700,329	$468,741	90%	88%	$121,208	$124,066	29%	31%
The year-to-date period-over-period increase of $211.3 million in operating income was primarily attributable to a $264.9 million increase in segment revenues, partially offset by a $36.2 million increase in segment operating expenses, a $10.2 million increase in corporate expenses, and a $7.2 million increase in share-based compensation expense.
At the segment level, the year-to-date period-over-period increase of $228.7 million in segment operating income was the result of a $231.6 million increase in our Scores segment operating income, partially offset by a $2.9 million decrease in our Software segment operating income.
The year-to-date period-over-period $231.6 million increase in Scores segment operating income was attributable to a $246.8 million increase in segment revenue, partially offset by a $15.2 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue increased to 90% from 88%, primarily due to higher business-to-business scores revenue driven by a higher unit price and an increase in volume of mortgage originations.
The year-to-date period-over-period $2.9 million decrease in Software segment operating income was due to a $21.0 million increase in segment operating expenses, partially offset by an $18.1 million increase in segment revenue. Software segment operating income as a percentage of segment revenue decreased to 29% from 31%, primarily attributable to an increase in third-party data center hosting costs and a decrease in sales of higher-margin software recognized at a point in time.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of March 31, 2026, we had $219.4 million in cash and cash equivalents, which included $104.0 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $1.0 billion revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future. Under our current financing arrangements, we have no significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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

Summary of Cash Flows

	Six Months Ended March 31,		Period-to-Period Change
	2026	2025
	(In thousands)
Cash provided by (used in):
Operating activities	$397,440	$268,915	$128,525
Investing activities	(21,148)	(19,883)	(1,265)
Financing activities	(289,244)	(247,723)	(41,521)
Effect of exchange rate changes on cash	(1,765)	(5,335)	3,570
Increase (decrease) in cash and cash equivalents	$85,283	$(4,026)	89,309
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $397.4 million during the six months ended March 31, 2026 from $268.9 million during the six months ended March 31, 2025. The $128.5 million increase was attributable to a $107.7 million increase in net income and a $35.9 million increase in non-cash items, partially offset by a $15.1 million decrease due to the timing of receipts and payments in our ordinary course of business.
Cash Flows from Investing Activities
Net cash used in investing activities increased to $21.1 million for the six months ended March 31, 2026 from $19.9 million for the six months ended March 31, 2025. The $1.3 million increase was primarily attributable to a $3.6 million increase in capitalized internal-use software costs, partially offset by a $2.5 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $289.2 million for the six months ended March 31, 2026 from $247.7 million for the six months ended March 31, 2025. The $41.5 million increase was primarily attributable to a $396.8 million increase in repurchases of common stock, a $327.5 million increase in payments, net of proceeds, on our revolving line of credit and term loans, and the $400.0 million repayment of 2018 Senior Notes (as defined below), partially offset by the proceeds from the issuance of our $1.0 billion 2026 Senior Notes (as defined below) and a $92.8 million decrease in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In June 2025, our Board of Directors approved a stock repurchase program (the “June 2025 program”), replacing our previously authorized July 2024 stock repurchase program, which was terminated prior to its expiration. The June 2025 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. In February 2026, our Board of Directors approved a new stock repurchase program (the “February 2026 program”), replacing the June 2025 program, which was terminated prior to its expiration. The February 2026 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.5 billion in the open market or in negotiated transactions. The February 2026 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As of March 31, 2026, we had $1.1 billion remaining under the February 2026 program. We expended $611.3 million and $773.9 million during the quarter and six months ended March 31, 2026, respectively, under the June 2025 program and the February 2026 program. We expended $207.0 million and $366.8 million during the quarter and six months ended March 31, 2025, respectively, under previously authorized stock repurchase programs.

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
As of March 31, 2026, we had $265.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 4.931%, and we were in compliance with all financial covenants under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes required interest payments semi-annually at a rate of 5.25% per annum and were to mature on May 15, 2026. On March 26, 2026, prior to the maturity date, we repaid in full the 2018 Senior Notes, utilizing proceeds from the issuance of the 2026 Senior Notes (as defined below). On December 6, 2019, we issued $350 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. On May 13, 2025, we issued $1.5 billion of senior notes in a private offering to qualified institutional investors (the “2025 Senior Notes”). The 2025 Senior Notes require interest payments semi-annually at a rate of 6.00% per annum and will mature on May 15, 2033. On March 20, 2026, we issued $1.0 billion of senior notes in a private offering to qualified institutional investors (the “2026 Senior Notes,” and collectively with the 2018 Senior Notes, the 2019 Senior Notes, the 2021 Senior Notes, and the 2025 Senior Notes, the “Senior Notes”). The 2026 Senior Notes require interest payments semi-annually at a rate of 6.25% per annum and will mature on September 15, 2034. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of March 31, 2026, the carrying value of the Senior Notes was $3.4 billion and we were in compliance with all financial covenants under these obligations.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating expenses to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at March 31, 2026 and September 30, 2025:

	March 31, 2026			September 30, 2025
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$219,419	$219,419	2.75%	$134,136	$134,136	1.77%
The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at March 31, 2026 and September 30, 2025:

	March 31, 2026		September 30, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$—	$—	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	868,500	900,000	875,250
The 2025 Senior Notes	1,500,000	1,456,875	1,500,000	1,518,750
The 2026 Senior Notes	1,000,000	972,500	—	—
Total	$3,400,000	$3,297,875	$2,800,000	$2,793,500
We have interest rate risk with respect to our unsecured revolving line of credit. Interest rates on amounts borrowed under the revolving line of credit are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings is determined based on our consolidated leverage ratio. The applicable margin for base rate borrowings ranges from 0% to 0.75% per annum and for SOFR borrowings ranges from 1% to 1.75% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of March 31, 2026, we had $265.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 4.931%.

Foreign Currency Forward Contracts
We maintain a program to manage our foreign exchange rate risk on existing foreign-currency-denominated receivables and cash balances by entering into forward contracts to sell or buy foreign currencies. At period end, foreign-currency-denominated receivables and cash balances held by our various reporting entities are remeasured into their respective functional currencies at current market rates. The change in value from this remeasurement is then reported as a foreign exchange gain or loss for that period in our accompanying condensed consolidated statements of income and comprehensive income and the resulting gain or loss on the forward contract mitigates the foreign exchange rate risk of the associated assets. All of our foreign currency forward contracts have maturity periods of less than three months. Such derivative financial instruments are subject to market risk.
The following tables summarize our outstanding foreign currency forward contracts, by currency, at March 31, 2026 and September 30, 2025:

	March 31, 2026
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,400	$6,212	$—
Buy foreign currency:
British pound (GBP)	GBP	11,636	$15,400	$—
Singapore dollar (SGD)	SGD	9,355	$7,300	$—

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	$—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	$—
Singapore dollar (SGD)	SGD	8,087	$6,300	$—
The foreign currency forward contracts were entered into on March 31, 2026 and September 30, 2025; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 through January 31, 2026	49,657	$1,587.53	49,090	$103,013,127
February 1, 2026 through February 28, 2026	76,161	$1,355.00	75,901	$1,488,641,912
March 1, 2026 through March 31, 2026	358,944	$1,183.53	358,865	$1,063,943,242
	484,762	$1,251.86	483,856	$1,063,943,242

(1)Includes 906 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended March 31, 2026.
(2)In June 2025, our Board of Directors approved a stock repurchase program (the “June 2025 program”), replacing our previously authorized July 2024 stock repurchase program, which was terminated prior to its expiration. The June 2025 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. In February 2026, our Board of Directors approved a new stock repurchase program (the “February 2026 program”), replacing the June 2025 program, which was terminated prior to its expiration. The February 2026 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $1.5 billion in the open market or in negotiated transactions. The February 2026 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
On March 19, 2026, Eva Manolis, a member of our Board of Directors, entered into a pre-arranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provides for the sale of up to 1,934 shares of our common stock and terminates on the earlier of the close of business on March 4, 2027 or the date all shares are sold thereunder.
On March 26, 2026, William Lansing, our Chief Executive Officer and a member of our Board of Directors, terminated the pre-arranged trading plan that he had entered into on November 20, 2025 and that was intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. This plan provided for the sale by Mr. Lansing and the Lansing Revocable Trust of up to 47,904 shares of our common stock, plus a number of shares of our common stock resulting from the vesting of up to 7,829 shares minus the number of shares ultimately withheld for tax withholding purposes, and was originally scheduled to terminate on the earlier of the close of business on December 18, 2026 or the date all shares were sold thereunder.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Fair Isaac Corporation, dated March 4, 2026. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 5, 2026.)

3.2
Certificate of Amendment of Restated Certificate of Incorporation of Fair Isaac Corporation dated March 4, 2026. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 5, 2026.)

3.3	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009.)

4.1
Indenture dated as of March 20, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, which includes the form of 6.250% Senior Notes due 2034. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 20, 2026.)

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

FAIR ISAAC CORPORATION

DATE:	April 28, 2026

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	April 28, 2026

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)