Form 10-Q
period 2026-06-30
FAIR ISAAC CORP
filed 2026-07-29
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
The number of shares of common stock outstanding on July 17, 2026 was 21,597,635 (excluding 67,259,148 shares held by us as treasury stock).

i

PART I – FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	September 30, 2025
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$248,444	$134,136
Accounts receivable, net	592,530	529,148
Prepaid expenses and other current assets	40,589	41,881
Total current assets	881,563	705,165
Marketable securities	56,093	54,625
Property and equipment, net	90,988	67,713
Operating lease right-of-use assets	23,087	26,213
Goodwill	791,815	783,340
Deferred income taxes	92,384	118,553
Other assets	101,443	112,524
Total assets	$2,037,373	$1,868,133
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$26,878	$32,315
Accrued compensation and employee benefits	110,863	115,369
Other accrued liabilities	102,026	114,618
Deferred revenue	205,424	187,372
Current maturities on debt	300,000	399,541
Total current liabilities	745,191	849,215
Long-term debt	5,282,389	2,656,150
Operating lease liabilities	15,621	19,187
Other liabilities	91,307	89,365
Total liabilities	6,134,508	3,613,917
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 21,597 and 23,764 shares outstanding at June 30, 2026 and September 30, 2025, respectively)	216	238
Additional paid-in-capital	1,062,618	1,331,120
Treasury stock, at cost (67,260 and 65,093 shares at June 30, 2026 and September 30, 2025, respectively)	(10,276,707)	(7,537,908)
Retained earnings	5,212,819	4,552,816
Accumulated other comprehensive loss	(96,081)	(92,050)
Total stockholders’ deficit	(4,097,135)	(1,745,784)
Total liabilities and stockholders’ deficit	$2,037,373	$1,868,133
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$196,969	$187,915	$584,421	$557,752
Professional services	18,322	24,191	54,999	60,343
Scores	458,897	324,309	1,238,404	857,023
Total revenues	674,188	536,415	1,877,824	1,475,118
Operating expenses:
Cost of revenues	87,017	87,571	265,477	262,546
Research and development	53,708	47,212	157,536	137,394
Selling, general and administrative	170,835	139,114	455,669	387,484
Total operating expenses	311,560	273,897	878,682	787,424
Operating income	362,628	262,518	999,142	687,694
Interest expense, net	(59,877)	(32,899)	(146,462)	(93,765)
Other income, net	11,908	7,372	9,939	6,207
Income before income taxes	314,659	236,991	862,619	600,136
Provision for income taxes	77,487	55,202	202,616	103,204
Net income	237,172	181,789	660,003	496,932
Other comprehensive income (loss):
Foreign currency translation adjustments	(536)	13,003	(4,031)	3,356
Comprehensive income	$236,636	$194,792	$655,972	$500,288
Earnings per share:
Basic	$10.46	$7.49	$28.28	$20.41
Diluted	$10.45	$7.40	$28.12	$20.12
Shares used in computing earnings per share:
Basic	22,670	24,284	23,341	24,350
Diluted	22,703	24,575	23,470	24,696

See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2026	23,295	$233	$1,316,744	$(8,298,729)	$4,975,647	$(95,545)	$(2,101,650)
Share-based compensation	—	—	52,331	—	—	—	52,331
Issuance of treasury stock under employee stock plans	8	—	(6,457)	949	—	—	(5,508)
Repurchases of common stock	(1,706)	(17)	(300,000)	(1,978,927)	—	—	(2,278,944)
Net income	—	—	—	—	237,172	—	237,172
Foreign currency translation adjustments	—	—	—	—	—	(536)	(536)
Balance at June 30, 2026	21,597	$216	$1,062,618	$(10,276,707)	$5,212,819	$(96,081)	$(4,097,135)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at March 31, 2025	24,352	$244	$1,251,784	$(6,490,817)	$4,216,013	$(101,276)	$(1,124,052)
Share-based compensation	—	—	41,930	—	—	—	41,930
Issuance of treasury stock under employee stock plans	28	—	(1,602)	2,791	—	—	1,189
Repurchases of common stock	(284)	(3)	—	(511,302)	—	—	(511,305)
Net income	—	—	—	—	181,789	—	181,789
Foreign currency translation adjustments	—	—	—	—	—	13,003	13,003
Balance at June 30, 2025	24,096	$241	$1,292,112	$(6,999,328)	$4,397,802	$(88,273)	$(1,397,446)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2025	23,764	$238	$1,331,120	$(7,537,908)	$4,552,816	$(92,050)	$(1,745,784)
Share-based compensation	—	—	141,910	—	—	—	141,910
Issuance of treasury stock under employee stock plans	118	1	(110,412)	14,071	—	—	(96,340)
Repurchases of common stock	(2,285)	(23)	(300,000)	(2,752,870)	—	—	(3,052,893)
Net income	—	—	—	—	660,003	—	660,003
Foreign currency translation adjustments	—	—	—	—	—	(4,031)	(4,031)
Balance at June 30, 2026	21,597	$216	$1,062,618	$(10,276,707)	$5,212,819	$(96,081)	$(4,097,135)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2024	24,392	$244	$1,366,572	$(6,138,736)	$3,900,870	$(91,629)	$(962,679)
Share-based compensation	—	—	124,288	—	—	—	124,288
Issuance of treasury stock under employee stock plans	179	2	(198,748)	17,467	—	—	(181,279)
Repurchases of common stock	(475)	(5)	—	(878,059)	—	—	(878,064)
Net income	—	—	—	—	496,932	—	496,932
Foreign currency translation adjustments	—	—	—	—	—	3,356	3,356
Balance at June 30, 2025	24,096	$241	$1,292,112	$(6,999,328)	$4,397,802	$(88,273)	$(1,397,446)
See accompanying notes.

FAIR ISAAC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$660,003	$496,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,123	10,931
Share-based compensation	141,910	124,288
Deferred income taxes	25,693	(19,427)
Net gain on marketable securities	(2,765)	(1,629)
Non-cash operating lease costs	7,158	7,426
Provision for doubtful accounts	—	1,485
Net loss on sales and abandonment of property and equipment	26	93
Changes in operating assets and liabilities:
Accounts receivable	(50,766)	(32,784)
Prepaid expenses and other assets	(1,370)	(25,094)
Accounts payable	(5,538)	4,276
Accrued compensation and employee benefits	(4,419)	(9,656)
Other liabilities	(21,107)	(16,580)
Deferred revenue	16,932	14,877
Net cash provided by operating activities	777,880	555,138
Cash flows from investing activities:
Purchases of property and equipment	(1,355)	(4,751)
Capitalized internal-use software costs	(26,491)	(21,831)
Proceeds from sales of marketable securities	16,566	1,856
Purchases of marketable securities	(15,186)	(5,664)
Purchases of other investments	(12,810)	—
Net cash used in investing activities	(39,276)	(30,390)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	2,950,000	450,000
Payments on revolving line of credit and term loans	(1,015,000)	(1,368,750)
Proceeds from issuance of senior notes	1,000,000	1,500,000
Payments on senior notes	(400,000)	—
Payments on debt issuance costs	(12,063)	(17,163)
Payments on finance leases	(2,950)	(3,079)
Proceeds from issuance of treasury stock under employee stock plans	14,935	21,908
Taxes paid related to net share settlement of equity awards	(111,275)	(203,188)
Repurchases of common stock, inclusive of excise tax and prepayment under accelerated share repurchase agreement	(3,045,992)	(866,520)
Net cash used in financing activities	(622,345)	(486,792)
Effect of exchange rate changes on cash	(1,951)	426
Increase in cash and cash equivalents	114,308	38,382
Cash and cash equivalents, beginning of period	134,136	150,667
Cash and cash equivalents, end of period	$248,444	$189,049
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $8,538 and $3,442 during the nine-month periods ended June 30, 2026 and 2025, respectively	$162,882	$129,078
Cash paid for interest	$162,420	$101,112
Supplemental disclosures of non-cash investing and financing activities:
Purchase of property and equipment included in accounts payable	$213	$2,600
Unsettled repurchases of common stock, inclusive of excise tax accrued, but not yet paid	$25,318	$24,935

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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of bank time deposits and certain marketable securities and our Level 1 liabilities included senior notes as of June 30, 2026 and September 30, 2025.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of June 30, 2026 and September 30, 2025.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not value any assets or liabilities using inputs identified under a Level 3 hierarchy as of June 30, 2026 and September 30, 2025.

The following tables represent financial assets that we measured at fair value on a recurring basis at June 30, 2026 and September 30, 2025:

June 30, 2026	Active Markets for Identical Instruments (Level 1)	Fair Value as of June 30, 2026
	(In thousands)
Assets:
Cash equivalents (1)	$13,229	$13,229
Marketable securities (2)	56,093	56,093
Total	$69,322	$69,322

September 30, 2025	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2025
	(In thousands)
Assets:
Cash equivalents (1)	$6	$6
Marketable securities (2)	54,625	54,625
Total	$54,631	$54,631

(1)    Included in cash and cash equivalents on our condensed consolidated balance sheets at June 30, 2026 and September 30, 2025. Not included in these tables are cash deposits of $235.2 million and $134.1 million at June 30, 2026 and September 30, 2025, respectively.
(2) Represents securities held under a non-qualified deferred compensation plan for certain officers and senior management employees, which are distributed upon separation from service or at a specific date while still employed. Included in marketable securities on our condensed consolidated balance sheets at June 30, 2026 and September 30, 2025.
See Note 6 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the quarters and nine-month periods ended June 30, 2026 and 2025.
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

The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2026 and September 30, 2025:

	June 30, 2026
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	4,300	$4,907	$—
Buy foreign currency:
British pound (GBP)	GBP	5,902	$7,800	$—
Singapore dollar (SGD)	SGD	6,853	$5,300	$—

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	$—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	$—
Singapore dollar (SGD)	SGD	8,087	$6,300	$—
The foreign currency forward contracts were entered into on June 30, 2026 and September 30, 2025; therefore, their fair value was $0 on each of these dates.
Gains (losses) on derivative financial instruments were recorded in our condensed consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Gains (losses) on foreign currency forward contracts	$3	$950	$(572)	$68

4. Goodwill
The following table summarizes changes to goodwill during the nine months ended June 30, 2026, both in total and as allocated to our segments. As of June 30, 2026, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2025	$146,648	$636,692	$783,340
Foreign currency translation and other adjustments	—	8,475	8,475
Balance at June 30, 2026	$146,648	$645,167	$791,815

5. Composition of Certain Financial Statement Captions
The following table presents the composition of property and equipment, net at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
	(In thousands)
Property and equipment, net:
Property and equipment	$66,977	$66,134
Internal-use software	73,642	47,151
Less: accumulated depreciation and amortization	(49,631)	(45,572)
Total	$90,988	$67,713
The following table presents the composition of other accrued liabilities at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
	(In thousands)
Other accrued liabilities:
Interest payable	$37,727	$53,500
Other	64,299	61,118
Total	$102,026	$114,618
6. Debt
The following table represents our debt at carrying value at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
	(In thousands)
Current maturities on debt:
Term loan	$300,000	$—
The 2018 Senior Notes	—	400,000
Less: debt issuance costs	—	(459)
Current maturities on debt	300,000	399,541
Long-term debt:
Revolving line of credit	710,000	275,000
Term loan	1,200,000	—
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
The 2025 Senior Notes	1,500,000	1,500,000
The 2026 Senior Notes	1,000,000	—
Less: debt issuance costs	(27,611)	(18,850)
Long-term debt	5,282,389	2,656,150
Total debt	$5,582,389	$3,055,691

Revolving Line of Credit and Term Loan
We have a credit agreement with a syndicate of banks that provides for a $1.0 billion unsecured revolving line of credit that matures on May 13, 2030. On June 5, 2026, we amended our credit agreement to provide for the issuance of a $1.5 billion unsecured term loan that was borrowed in full on June 5, 2026 and matures on May 15, 2028. The credit agreement also provides for an option for us to request additional incremental term loans and/or incremental increases to the revolving line of credit from time to time, in each case subject to the terms and conditions of the credit agreement. Borrowings under the credit agreement can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Principal on the term loan is to be repaid in consecutive quarterly installments on the last business day of March, June, September, and December equal to (i) $75.0 million from September 30, 2026 through and including June 30, 2027 and (ii) $112.5 million thereafter. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings for the loans under the credit agreement is determined based on our consolidated leverage ratio. The applicable margin for loans under the revolving line of credit for base rate borrowings ranges from 0% to 1% per annum and for SOFR borrowings ranges from 1% to 2% per annum. The applicable margin for the term loan for base rate borrowings ranges from 0.5% to 1.25% per annum and for SOFR borrowings ranges from 1.5% to 2.25% per annum. In addition, we must pay certain credit agreement fees. The credit agreement contains certain restrictive covenants including a maximum consolidated leverage ratio of 4.5 to 1.0 through December 30, 2026, 4.0 to 1.0 during December 31, 2026 through December 30, 2027, and 3.5 to 1.0 during December 31, 2027 and thereafter, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and contains other covenants typical of an unsecured credit facility.
As of June 30, 2026, we had $710.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.643% and $1.5 billion in outstanding balance of the term loan at an interest rate of 5.863%, and we were in compliance with all financial covenants under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400.0 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes required interest payments semi-annually at a rate of 5.25% per annum and were to mature on May 15, 2026. On March 26, 2026, prior to the maturity date, we repaid in full the 2018 Senior Notes, utilizing proceeds from the issuance of the 2026 Senior Notes (as defined below).
On December 6, 2019, we issued $350.0 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028.
On December 17, 2021, we issued $550.0 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes.
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of June 30, 2026.

The following table presents the face values and fair values for the Senior Notes at June 30, 2026 and September 30, 2025:

	June 30, 2026		September 30, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$—	$—	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	874,125	900,000	875,250
The 2025 Senior Notes	1,500,000	1,475,625	1,500,000	1,518,750
The 2026 Senior Notes	1,000,000	983,750	—	—
Total	$3,400,000	$3,333,500	$2,800,000	$2,793,500
7. Accelerated Share Repurchase
Our Board of Directors has authorized us to make repurchases of shares of our common stock from time to time in the open market, in negotiated transactions, and through accelerated share repurchase programs. As part of the broader stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Wells Fargo Securities, Inc. (“Wells Fargo Securities”) on June 5, 2026 to repurchase $1.5 billion of our common stock. The ASR Agreement was accounted for as two separate transactions: (1) a repurchase of shares of common stock and (2) an equity-linked contract on our own common stock. Pursuant to the ASR Agreement, we paid $1.5 billion to Wells Fargo Securities and received an initial delivery of 1,055,103 shares of common stock, which had a value of approximately $1.2 billion and therefore approximated 80 percent of the total number of expected shares to be repurchased under the ASR Agreement. The remaining $300.0 million is considered a prepayment under the ASR Agreement, due to shares not yet being delivered with respect to such amount. The equity-linked contract for this remaining $300.0 million, representing shares to be delivered by Wells Fargo Securities to us under the ASR Agreement at settlement, was recorded as a reduction to additional paid-in-capital as of June 30, 2026. The final number of shares to be repurchased and the average price paid per share will be determined upon the settlement of the ASR Agreement, which is expected to occur during the fourth quarter of fiscal 2026. The final number of shares to be repurchased will be based on the volume-weighted average price of our common stock over the term of the ASR Agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreement.
8. Revenue from Contracts with Customers
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Quarter Ended June 30, 2026
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$457,267	$154,667	$611,934	91%
Europe, Middle East and Africa	1,072	40,351	41,423	6%
Asia Pacific	558	20,273	20,831	3%
Total	$458,897	$215,291	$674,188	100%

(*) Americas revenue included U.S. revenue of $552.4 million for the quarter ended June 30, 2026.

	Quarter Ended June 30, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$321,154	$149,003	$470,157	87%
Europe, Middle East and Africa	1,553	39,844	41,397	8%
Asia Pacific	1,602	23,259	24,861	5%
Total	$324,309	$212,106	$536,415	100%

(*) Americas revenue included U.S. revenue of $422.7 million for the quarter ended June 30, 2025.

	Nine Months Ended June 30, 2026
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$1,230,488	$456,745	$1,687,233	90%
Europe, Middle East and Africa	5,281	122,471	127,752	7%
Asia Pacific	2,635	60,204	62,839	3%
Total	$1,238,404	$639,420	$1,877,824	100%

(*) Americas revenue included U.S. revenue of $1.5 billion for the nine months ended June 30, 2026.

	Nine Months Ended June 30, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$846,102	$432,932	$1,279,034	87%
Europe, Middle East and Africa	5,097	116,059	121,156	8%
Asia Pacific	5,824	69,104	74,928	5%
Total	$857,023	$618,095	$1,475,118	100%

(*) Americas revenue included U.S. revenue of $1.1 billion for the nine months ended June 30, 2025.
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
On-premises software	$68,234	$81,673	35%	43%	$219,397	$246,808	38%	44%
SaaS software	128,735	106,242	65%	57%	365,024	310,944	62%	56%
Total	$196,969	$187,915	100%	100%	$584,421	$557,752	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Platform software	$101,845	$61,479	52%	33%	$262,665	$171,765	45%	31%
Non-platform software	95,124	126,436	48%	67%	321,756	385,987	55%	69%
Total	$196,969	$187,915	100%	100%	$584,421	$557,752	100%	100%

The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Software recognized at a point in time (1)	$13,215	$24,485	7%	13%	$53,284	$72,902	9%	13%
Software recognized over contract term (2)	183,754	163,430	93%	87%	531,137	484,850	91%	87%
Total	$196,969	$187,915	100%	100%	$584,421	$557,752	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual licenses, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Quarter Ended June 30,		Percentage of revenues		Nine Months Ended June 30,		Percentage of revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in thousands)
Business-to-business Scores	$400,043	$268,479	87%	83%	$1,066,285	$693,364	86%	81%
Business-to-consumer Scores	58,854	55,830	13%	17%	172,119	163,659	14%	19%
Total	$458,897	$324,309	100%	100%	$1,238,404	$857,023	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, Experian, TransUnion and Equifax. Revenues collectively generated by agreements with these customers accounted for 63% and 54% of our total revenues in the quarters ended June 30, 2026 and 2025, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the quarters ended June 30, 2026 and 2025. Revenues collectively generated by agreements with these customers accounted for 60% and 51% of our total revenues in the nine months ended June 30, 2026 and 2025, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of the nine months ended June 30, 2026 and 2025. At June 30, 2026 and September 30, 2025, three and two customers, respectively, accounted for 10% or more of total consolidated receivables.
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

Receivables at June 30, 2026 and September 30, 2025 consisted of the following:

	June 30, 2026	September 30, 2025
	(In thousands)
Billed	$365,012	$327,721
Unbilled	259,482	246,600
	624,494	574,321
Less: allowance for doubtful accounts	(7,677)	(7,964)
Net receivables	616,817	566,357
Less: long-term receivables (*)	(24,287)	(37,209)
Short-term receivables (*)	$592,530	$529,148

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
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

Nine Months Ended June 30, 2026
(In thousands)
Deferred revenues, beginning balance (*)	$189,238
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(167,595)
Increases due to billings, excluding amounts recognized as revenue during the period	185,643
Deferred revenues, ending balance (*)	$207,286

(*) Deferred revenues at June 30, 2026 included current portion of $205.4 million and long-term portion of $1.9 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets. Deferred revenues at September 30, 2025 included current portion of $187.4 million and long-term portion of $1.8 million that were recorded in deferred revenue and other liabilities, respectively, within the condensed consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $680.4 million as of June 30, 2026, approximately 50% of which we expect to recognize over the next 14 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $655.7 million as of September 30, 2025.

9. Income Taxes
Effective Tax Rate
The effective income tax rate was 24.6% and 23.3% during the quarters ended June 30, 2026 and 2025, respectively, and 23.5% and 17.2% during the nine months ended June 30, 2026 and 2025, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The One Big Beautiful Bill Act (“OBBBA”) of 2025 was signed into law on July 4, 2025. Included among the provisions is the ability to immediately expense domestic research and experimental (“R&E”) expenditures, as well as an election to accelerate any unamortized domestic R&E expenditures over a one- or two-year period. Both provisions are effective for FICO in fiscal 2026. The impacts of the OBBBA were reflected in FICO’s results for the nine months ended June 30, 2026.
The total unrecognized tax benefit for uncertain tax positions was estimated to be $23.2 million and $19.5 million at June 30, 2026 and September 30, 2025, respectively. We recognize interest expense related to unrecognized tax benefits and penalties as part of the provision for income taxes in our condensed consolidated statements of income and comprehensive income. We accrued interest of $2.9 million and $1.9 million related to unrecognized tax benefits as of June 30, 2026 and September 30, 2025, respectively.
10. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) for the quarters and nine-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$237,172	$181,789	$660,003	$496,932
Denominator — share:
Basic weighted-average shares	22,670	24,284	23,341	24,350
Effect of dilutive securities	33	291	129	346
Diluted weighted-average shares	22,703	24,575	23,470	24,696
Earnings per share:
Basic	$10.46	$7.49	$28.28	$20.41
Diluted	$10.45	$7.40	$28.12	$20.12
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
The following tables summarize segment information for the quarters and nine-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30, 2026
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$196,969	$196,969
Professional services	—	18,322	18,322
Scores	458,897	—	458,897
Total segment revenues	458,897	215,291	674,188
Segment operating expense	(42,011)	(160,251)	(202,262)
Segment operating income	$416,886	$55,040	471,926
Unallocated corporate expenses			(56,967)
Unallocated share-based compensation expense			(52,331)
Operating income			362,628
Unallocated interest expense, net			(59,877)
Unallocated other income, net			11,908
Income before income taxes			$314,659

	Quarter Ended June 30, 2025
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$187,915	$187,915
Professional services	—	24,191	24,191
Scores	324,309	—	324,309
Total segment revenues	324,309	212,106	536,415
Segment operating expense	(39,598)	(144,164)	(183,762)
Segment operating income	$284,711	$67,942	352,653
Unallocated corporate expenses			(48,205)
Unallocated share-based compensation expense			(41,930)
Operating income			262,518
Unallocated interest expense, net			(32,899)
Unallocated other income, net			7,372
Income before income taxes			$236,991

	Nine Months Ended June 30, 2026
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$584,421	$584,421
Professional services	—	54,999	54,999
Scores	1,238,404	—	1,238,404
Total segment revenues	1,238,404	639,420	1,877,824
Segment operating expense	(121,189)	(463,172)	(584,361)
Segment operating income	$1,117,215	$176,248	1,293,463
Unallocated corporate expenses			(152,411)
Unallocated share-based compensation expense			(141,910)
Operating income			999,142
Unallocated interest expense, net			(146,462)
Unallocated other income, net			9,939
Income before income taxes			$862,619

	Nine Months Ended June 30, 2025
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$557,752	$557,752
Professional services	—	60,343	60,343
Scores	857,023	—	857,023
Total segment revenues	857,023	618,095	1,475,118
Segment operating expense	(103,571)	(426,087)	(529,658)
Segment operating income	$753,452	$192,008	945,460
Unallocated corporate expenses			(133,478)
Unallocated share-based compensation expense			(124,288)
Operating income			687,694
Unallocated interest expense, net			(93,765)
Unallocated other income, net			6,207
Income before income taxes			$600,136

The following table presents depreciation and amortization on property and equipment for the quarters and nine-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Depreciation and amortization:
Scores	$109	$139	$316	$382
Software	2,171	2,730	$6,667	7,522
Total segment depreciation and amortization	2,280	2,869	6,983	7,904
Unallocated corporate	376	20	$951	56
Total depreciation and amortization	$2,656	$2,889	$7,934	$7,960

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
Highlights from the quarter and nine months ended June 30, 2026
•Total revenues were $674.2 million during the quarter ended June 30, 2026, a 26% increase from the quarter ended June 30, 2025, and $1.9 billion during the nine months ended June 30, 2026, a 27% increase from the nine months ended June 30, 2025.

•Revenues for our Scores segment were $458.9 million during the quarter ended June 30, 2026, a 41% increase from the quarter ended June 30, 2025, and $1.2 billion during the nine months ended June 30, 2026, a 45% increase from the nine months ended June 30, 2025.
•Annual Recurring Revenue for our Software segment as of June 30, 2026 was $815.8 million, a 10% increase from June 30, 2025.
•Dollar-Based Net Retention Rate for our Software segment was 109% as of June 30, 2026.
•Operating income was $362.6 million during the quarter ended June 30, 2026, a 38% increase from the quarter ended June 30, 2025, and $999.1 million during the nine months ended June 30, 2026, a 45% increase from the nine months ended June 30, 2025.
•Net income was $237.2 million during the quarter ended June 30, 2026, a 30% increase from the quarter ended June 30, 2025, and $660.0 million during the nine months ended June 30, 2026, a 33% increase from the nine months ended June 30, 2025.
•Diluted EPS was $10.45 during the quarter ended June 30, 2026, a 41% increase from the quarter ended June 30, 2025, and $28.12 during the nine months ended June 30, 2026, a 40% increase from the nine months ended June 30, 2025.
•Cash flows from operating activities were $777.9 million during the nine months ended June 30, 2026, compared with $555.1 million during the nine months ended June 30, 2025.
•In June 2026, we amended our credit agreement to provide for a $1.5 billion term loan, the proceeds of which were used to fund an accelerated share repurchase agreement (“ASR Agreement”).
•Total debt balance was $5.6 billion as of June 30, 2026, compared with $3.1 billion as of September 30, 2025.
•Total share repurchases during the quarter ended June 30, 2026 were $2.3 billion, compared with $511.3 million during the quarter ended June 30, 2025, and during the nine months ended June 30, 2026 were $3.1 billion, compared with $878.1 million during the nine months ended June 30, 2025. The quarter and nine months ended June 30, 2026 included $1.5 billion paid under the ASR Agreement.
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

The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Total on-premises and SaaS software	$29.1	$26.7	$95.2	$69.7
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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
ARR	(In millions)
Platform	$227.0	$227.7	$234.7	$254.2	$263.6	$302.6	$348.8	$412.8
Non-platform	494.2	501.6	479.9	484.9	483.7	463.4	440.0	403.0
Total	$721.2	$729.3	$714.6	$739.1	$747.3	$766.0	$788.8	$815.8

Percentage
Platform	31%	31%	33%	34%	35%	40%	44%	51%
Non-platform	69%	69%	67%	66%	65%	60%	56%	49%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	31%	20%	17%	18%	16%	33%	49%	62%
Non-platform	—%	1%	(3)%	(2)%	(2)%	(8)%	(8)%	(17)%
Total	8%	6%	3%	4%	4%	5%	10%	10%

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
The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
DBNRR
Platform	123%	112%	110%	115%	112%	122%	136%	148%
Non-platform	99%	100%	96%	97%	97%	91%	90%	82%
Total	106%	105%	102%	103%	102%	103%	109%	109%

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
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for the quarters and nine-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2026	2025	2026	2025
	(In thousands)				(In thousands)
Scores	$458,897	$324,309	68%	60%	$134,588	41%
Software	215,291	212,106	32%	40%	3,185	2%
Total	$674,188	$536,415	100%	100%	137,773	26%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2026	2025	2026	2025
	(In thousands)				(In thousands)
Scores	$1,238,404	$857,023	66%	58%	$381,381	45%
Software	639,420	618,095	34%	42%	21,325	3%
Total	$1,877,824	$1,475,118	100%	100%	402,706	27%

Quarter Ended June 30, 2026 Compared to Quarter Ended June 30, 2025
Scores
Scores segment revenues increased $134.6 million due to an increase of $131.6 million in our business-to-business scores revenue and an increase of $3.0 million in our business-to-consumer scores revenue. The increase in business-to-business scores revenue was primarily attributable to a higher mortgage origination scores unit price. The increase in business-to-consumer scores revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2026	2025
	(In thousands)		(In thousands)
On-premises and SaaS software	$196,969	$187,915	$9,054	5%
Professional services	18,322	24,191	(5,869)	(24)%
Total	$215,291	$212,106	3,185	2%
Software segment revenues increased $3.2 million due to a $9.1 million increase in our on-premises and SaaS software revenue, partially offset by a $5.9 million decrease in our professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products, partially offset by a decrease in license revenue recognized at a point in time. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.
Nine Months Ended June 30, 2026 Compared to Nine Months Ended June 30, 2025
Scores
Scores segment revenues increased $381.4 million due to an increase of $372.9 million in our business-to-business scores revenue and an increase of $8.5 million in our business-to-consumer scores revenue. The increase in business-to-business scores revenue was primarily attributable to both a higher unit price and an increase in volume of mortgage origination scores. The increase in business-to-consumer scores revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2026	2025
	(In thousands)		(In thousands)
On-premises and SaaS software	$584,421	$557,752	$26,669	5%
Professional services	54,999	60,343	(5,344)	(9)%
Total	$639,420	$618,095	21,325	3%
Software segment revenues increased $21.3 million due to a $26.7 million increase in our on-premises and SaaS software revenue, partially offset by a $5.3 million decrease in professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products, partially offset by a decrease in license revenue recognized at a point in time. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.

Operating Expenses and Other Expense, Net
The following tables set forth certain summary information related to our condensed consolidated statements of income and comprehensive income for the quarters and nine-month periods ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2026	2025	2026	2025
	(In thousands, except employees)				(In thousands, except employees)
Revenues	$674,188	$536,415	100%	100%	$137,773	26%
Operating expenses:
Cost of revenues	87,017	87,571	13%	16%	(554)	(1)%
Research and development	53,708	47,212	8%	9%	6,496	14%
Selling, general and administrative	170,835	139,114	25%	26%	31,721	23%
Total operating expenses	311,560	273,897	46%	51%	37,663	14%
Operating income	362,628	262,518	54%	49%	100,110	38%
Interest expense, net	(59,877)	(32,899)	(9)%	(6)%	(26,978)	82%
Other income, net	11,908	7,372	2%	1%	4,536	62%
Income before income taxes	314,659	236,991	47%	44%	77,668	33%
Provision for income taxes	77,487	55,202	12%	10%	22,285	40%
Net income	$237,172	$181,789	35%	34%	55,383	30%
Number of employees at quarter end	3,876	3,855			21	1%

	Nine Months Ended June 30,		Percentage of Revenues		Period-to-Period Change	Period-to- Period Percentage Change
	2026	2025	2026	2025
	(In thousands)				(In thousands)
Revenues	$1,877,824	$1,475,118	100%	100%	$402,706	27%
Operating expenses:
Cost of revenues	265,477	262,546	14%	18%	2,931	1%
Research and development	157,536	137,394	9%	9%	20,142	15%
Selling, general and administrative	455,669	387,484	24%	26%	68,185	18%
Total operating expenses	878,682	787,424	47%	53%	91,258	12%
Operating income	999,142	687,694	53%	47%	311,448	45%
Interest expense, net	(146,462)	(93,765)	(8)%	(6)%	(52,697)	56%
Other income, net	9,939	6,207	1%	—%	3,732	60%
Income before income taxes	862,619	600,136	46%	41%	262,483	44%
Provision for income taxes	202,616	103,204	11%	7%	99,412	96%
Net income	$660,003	$496,932	35%	34%	163,071	33%

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

Cost of revenues remained consistent quarter-over-prior year quarter. Cost of revenues as a percentage of revenues decreased to 13% during the quarter ended June 30, 2026 from 16% during the quarter ended June 30, 2025, primarily due to increased sales of our higher-margin Scores products.
The year-to-date period-over-period increase in cost of revenues of $2.9 million was primarily attributable to a $6.9 million increase in infrastructure and facilities costs, partially offset by a $2.9 million decrease in personnel and labor costs and a $1.1 million decrease in direct materials and other costs. The increase in infrastructure and facilities costs was primarily attributable to an increase in third-party data center hosting costs. The decrease in personnel and labor costs was primarily attributable to decreased headcount. The decrease in direct materials and other costs was primarily attributable to decreased telecommunications costs that support FICO® Customer Communications Services revenue. Cost of revenues as a percentage of revenues decreased to 14% during the nine months ended June 30, 2026 from 18% during the nine months ended June 30, 2025, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, including research of mathematical and statistical models and development of new versions of Software products.
The quarter-over-prior year quarter increase in research and development expenses of $6.5 million was primarily attributable to a $5.4 million increase in infrastructure and facilities costs and a $2.2 million increase in personnel and labor costs, partially offset by a $1.1 million decrease in outside services and other costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. The increase in personnel and labor costs was primarily attributable to increased incentive costs, increased fringe benefit costs related to our deferred compensation plan, and increased share-based compensation costs. The decrease in outside services and other costs was primarily attributable to decreased third-party contractor costs. Research and development expenses as a percentage of revenues decreased to 8% during the quarter ended June 30, 2026 from 9% during the quarter ended June 30, 2025.
The year-to-date period-over-period increase in research and development expenses of $20.1 million was primarily attributable to a $15.5 million increase in infrastructure and facilities costs and a $9.4 million increase in personnel and labor costs, partially offset by a $4.8 million decrease in outside services and other costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. The increase in personnel and labor costs was primarily attributable to increased incentive costs, increased headcount, and increased share-based compensation costs. The decrease in outside services and other costs was primarily attributable to decreased third-party contractor costs. Research and development expenses as a percentage of revenues remained consistent at 9% during each of the nine months ended June 30, 2026 and 2025.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentives, commissions and benefits; travel costs; overhead costs; advertising and other promotional expenses; corporate facilities expenses; legal expenses; and business development expenses.
The quarter-over-prior year quarter increase in selling, general and administrative expenses of $31.7 million was primarily attributable to a $25.6 million increase in personnel and labor costs and a $6.1 million increase in marketing and other costs. The increase in personnel and labor costs was primarily attributable to increased share-based compensation costs, increased headcount, increased fringe benefit costs related to our deferred compensation plan, increased incentive costs, and increased commission costs. The increase in marketing and other costs was primarily attributable to increased advertising and other promotional costs. Selling, general and administrative expenses as a percentage of revenues decreased to 25% during the quarter ended June 30, 2026 from 26% during the quarter ended June 30, 2025.
The year-to-date period-over-period increase in selling, general and administrative expenses of $68.2 million was primarily attributable to a $50.4 million increase in personnel and labor costs, a $13.9 million increase in marketing and other costs, and a $3.9 million increase in outside services costs. The increase in personnel and labor costs was primarily attributable to increased headcount, increased share-based compensation costs, increased commission costs, increased incentive costs, and increased fringe benefit costs related to our deferred compensation plan. The increase in marketing and other costs was primarily attributable to increased advertising and other promotional costs. The increase in outside services costs was primarily attributable to increased third-party consulting costs. Selling, general and administrative expenses as a percentage of revenues decreased to 24% during the nine months ended June 30, 2026 from 26% during the nine months ended June 30, 2025.

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
The quarter-over-prior year quarter increase in interest expense, net of $27.0 million was primarily attributable to a higher average outstanding debt balance during the quarter ended June 30, 2026. The higher average debt balance was primarily attributable to the $1.5 billion of 2025 Senior Notes (as defined below), the $1.0 billion of 2026 Senior Notes (as defined below), the $1.5 billion term loan issued during June 2026, and a higher average outstanding balance on borrowings under our revolving line of credit.
The year-to-date period-over-period increase in interest expense, net of $52.7 million was primarily attributable to a higher average outstanding debt balance during the nine months ended June 30, 2026. The higher average debt balance was primarily attributable to the $1.5 billion of 2025 Senior Notes (as defined below) and the $1.0 billion of 2026 Senior Notes (as defined below).
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
The quarter-over-prior year quarter increase in other income, net of $4.5 million was primarily attributable to an increase in net unrealized and realized gains on investments classified as trading securities in our deferred compensation plan.
The year-to-date period-over-period increase in other income, net of $3.7 million was primarily attributable to an increase in dividend income and realized gains on investments classified as trading securities in our deferred compensation plan.
Provision for Income Taxes
The effective income tax rate was 24.6% and 23.3% during the quarters ended June 30, 2026 and 2025, respectively, and 23.5% and 17.2% during the nine months ended June 30, 2026 and 2025, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The effective tax rates for the quarters and nine months ended June 30, 2026 and 2025 were favorably impacted by the recording of excess tax benefits relating to stock awards. The impact is dependent upon grants of share-based compensation and the future stock price in relation to the fair value of awards on the grant date. The decrease in stock price for awards that vested in December 2025 resulted in a decreased net excess tax benefit for the nine months ended June 30, 2026.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for the quarters ended June 30, 2026 and 2025:

	Quarter Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2026	2025
	(In thousands)		(In thousands)
Scores	$416,886	$284,711	$132,175	46%
Software	55,040	67,942	(12,902)	(19)%
Total segment operating income	471,926	352,653	119,273	34%
Unallocated corporate expenses	(56,967)	(48,205)	(8,762)	18%
Unallocated share-based compensation	(52,331)	(41,930)	(10,401)	25%
Operating income	$362,628	$262,518	100,110	38%

	Scores				Software
	Quarter Ended June 30,		Percentage of Revenues		Quarter Ended June 30,		Percentage of Revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(In thousands)				(In thousands)
Segment revenues	$458,897	$324,309	100%	100%	$215,291	$212,106	100%	100%
Segment operating expense	(42,011)	(39,598)	(9)%	(12)%	(160,251)	(144,164)	(74)%	(68)%
Segment operating income	$416,886	$284,711	91%	88%	$55,040	$67,942	26%	32%
The quarter-over-prior year quarter increase in operating income of $100.1 million was attributable to a $137.8 million increase in segment revenues, partially offset by an $18.5 million increase in segment operating expenses, a $10.4 million increase in share-based compensation expense, and an $8.8 million increase in corporate expenses.
At the segment level, the quarter-over-prior year quarter increase in segment operating income of $119.3 million was the result of a $132.2 million increase in our Scores segment operating income, partially offset by a $12.9 million decrease in our Software segment operating income.
The quarter-over-prior year quarter increase in Scores segment operating income of $132.2 million was due to a $134.6 million increase in segment revenue, partially offset by a $2.4 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue increased to 91% from 88%, primarily due to higher business-to-business scores revenue driven by a higher mortgage origination scores unit price.
The quarter-over-prior year quarter decrease in Software segment operating income of $12.9 million was due to a $16.1 million increase in segment operating expenses, partially offset by a $3.2 million increase in segment revenue. Software segment operating income as a percentage of segment revenue decreased to 26% from 32%, primarily attributable to a decrease in sales of higher-margin software recognized at a point in time and an increase in third-party data center hosting costs.
The following tables set forth certain summary information on a segment basis related to our operating income for the nine-month periods ended June 30, 2026 and 2025:

	Nine Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
Segment	2026	2025
	(In thousands)		(In thousands)
Scores	$1,117,215	$753,452	$363,763	48%
Software	176,248	192,008	(15,760)	(8)%
Total segment operating income	1,293,463	945,460	348,003	37%
Unallocated corporate expenses	(152,411)	(133,478)	(18,933)	14%
Unallocated share-based compensation	(141,910)	(124,288)	(17,622)	14%
Operating income	$999,142	$687,694	311,448	45%

	Scores				Software
	Nine Months Ended June 30,		Percentage of Revenues		Nine Months Ended June 30,		Percentage of Revenues
	2026	2025	2026	2025	2026	2025	2026	2025
	(In thousands)				(In thousands)
Segment revenues	$1,238,404	$857,023	100%	100%	$639,420	$618,095	100%	100%
Segment operating expense	(121,189)	(103,571)	(10)%	(12)%	(463,172)	(426,087)	(72)%	(69)%
Segment operating income	$1,117,215	$753,452	90%	88%	$176,248	$192,008	28%	31%
The year-to-date period-over-period increase of $311.4 million in operating income was attributable to a $402.7 million increase in segment revenues, partially offset by a $54.7 million increase in segment operating expenses, an $18.9 million increase in corporate expenses, and a $17.7 million increase in share-based compensation expense.

At the segment level, the year-to-date period-over-period increase of $348.0 million in segment operating income was the result of a $363.8 million increase in our Scores segment operating income, partially offset by a $15.8 million decrease in our Software segment operating income.
The year-to-date period-over-period $363.8 million increase in Scores segment operating income was attributable to a $381.4 million increase in segment revenue, partially offset by a $17.6 million increase in segment operating expenses. Scores segment operating income as a percentage of segment revenue increased to 90% from 88%, primarily due to higher business-to-business scores revenue driven by both a higher unit price and an increase in volume of mortgage origination scores.
The year-to-date period-over-period $15.8 million decrease in Software segment operating income was due to a $37.1 million increase in segment operating expenses, partially offset by a $21.3 million increase in segment revenue. Software segment operating income as a percentage of segment revenue decreased to 28% from 31%, primarily attributable to an increase in third-party data center hosting costs and a decrease in sales of higher-margin software recognized at a point in time.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of June 30, 2026, we had $248.4 million in cash and cash equivalents, which included $139.8 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $1.0 billion revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $300.0 million principal payments due on our term loan over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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
Summary of Cash Flows

	Nine Months Ended June 30,		Period-to-Period Change
	2026	2025
	(In thousands)
Cash provided by (used in):
Operating activities	$777,880	$555,138	$222,742
Investing activities	(39,276)	(30,390)	(8,886)
Financing activities	(622,345)	(486,792)	(135,553)
Effect of exchange rate changes on cash	(1,951)	426	(2,377)
Increase in cash and cash equivalents	$114,308	$38,382	75,926
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities increased to $777.9 million during the nine months ended June 30, 2026 from $555.1 million during the nine months ended June 30, 2025. The $222.7 million increase was attributable to a $163.1 million increase in net income and a $60.9 million increase in non-cash items, partially offset by a $1.3 million decrease due to the timing of receipts and payments in our ordinary course of business.

Cash Flows from Investing Activities
Net cash used in investing activities increased to $39.3 million for the nine months ended June 30, 2026 from $30.4 million for the nine months ended June 30, 2025. The $8.9 million increase was attributable to a $4.7 million increase in capitalized internal-use software costs and a $12.8 million increase in purchases of other investments, partially offset by a $5.2 million increase in proceeds from sales, net of purchases, of marketable securities and a $3.4 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities increased to $622.3 million for the nine months ended June 30, 2026 from $486.8 million for the nine months ended June 30, 2025. The $135.6 million increase was primarily attributable to a $2.2 billion increase in repurchases of common stock (including the $1.5 billion paid under the ASR Agreement in the nine months ended June 30, 2026), a $500.0 million decrease in proceeds from issuance of senior notes, and the $400.0 million repayment of 2018 Senior Notes (as defined below), partially offset by a $2.9 billion increase in proceeds, net of payments, from the revolving line of credit and term loans, and a $91.9 million decrease in taxes paid related to net share settlement of equity awards.
Repurchases of Common Stock
In June 2025, our Board of Directors approved a stock repurchase program (the “June 2025 program”), replacing our previously authorized July 2024 stock repurchase program, which was terminated prior to its expiration. The June 2025 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $1.0 billion in the open market or in negotiated transactions. In February 2026, our Board of Directors approved a stock repurchase program (the “February 2026 program”), replacing the June 2025 program, which was terminated prior to its expiration. The February 2026 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $1.5 billion in the open market or in negotiated transactions. In June 2026, our Board of Directors approved a stock repurchase program (the “June 2026 program”), replacing the February 2026 program, which was terminated prior to its expiration. The June 2026 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $2.0 billion in the open market, in negotiated transactions or through accelerated share repurchase programs. The June 2026 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors.
As of June 30, 2026, we had $800.0 million remaining under the June 2026 program, which includes the $300.0 million prepayment under the ASR Agreement as to which shares have not yet been repurchased and will be delivered to us upon settlement of the ASR Agreement. During the quarter and nine months ended June 30, 2026, we expended $2.3 billion and $3.1 billion, respectively, under the June 2025 program, the February 2026 program, and the June 2026 program, as applicable, including $1.5 billion under the ASR Agreement entered into as part of the June 2026 program. Under the ASR Agreement, we received an initial delivery of 1,055,103 shares of common stock, representing approximately 80 percent of the total shares expected to be repurchased under the ASR Agreement. The final number of shares repurchased and the average price paid per share will be determined upon the settlement of the ASR Agreement, which is expected to occur during the fourth quarter of fiscal 2026.
During the quarter and nine months ended June 30, 2025, we expended $511.3 million and $878.1 million, respectively, under the June 2025 program and other previously authorized stock repurchase programs.

Revolving Line of Credit and Term Loan
We have a credit agreement with a syndicate of banks that provides for a $1.0 billion unsecured revolving line of credit that matures on May 13, 2030. On June 5, 2026, we amended our credit agreement to provide for the issuance of a $1.5 billion unsecured term loan that was borrowed in full on June 5, 2026 and matures on May 15, 2028. The credit agreement also provides for an option for us to request additional incremental term loans and/or incremental increases to the revolving line of credit from time to time, in each case subject to the terms and conditions of the credit agreement. Borrowings under the credit agreement can be used for working capital and general corporate purposes and may also be used for the refinancing of existing debt, acquisitions, and the repurchase of our common stock. Principal on the term loan is to be repaid in consecutive quarterly installments on the last business day of March, June, September, and December equal to (i) $75.0 million from September 30, 2026 through and including June 30, 2027 and (ii) $112.5 million thereafter. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings for the loans under the credit agreement is determined based on our consolidated leverage ratio. The applicable margin for loans under the revolving line of credit for base rate borrowings ranges from 0% to 1% per annum and for SOFR borrowings ranges from 1% to 2% per annum. The applicable margin for the term loan for base rate borrowings ranges from 0.5% to 1.25% per annum and for SOFR borrowings ranges from 1.5% to 2.25% per annum. In addition, we must pay certain credit agreement fees. The credit agreement contains certain restrictive covenants including a maximum consolidated leverage ratio of 4.5 to 1.0 through December 30, 2026, 4.0 to 1.0 during December 31, 2026 through December 30, 2027, and 3.5 to 1.0 during December 31, 2027 and thereafter, subject to a step up to 4.0 to 1.0 following certain permitted acquisitions and subject to certain conditions, and contains other covenants typical of an unsecured credit facility.
As of June 30, 2026, we had $710.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.643% and $1.5 billion in outstanding balance of the term loan at an interest rate of 5.863%, and we were in compliance with all financial covenants under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400.0 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes required interest payments semi-annually at a rate of 5.25% per annum and were to mature on May 15, 2026. On March 26, 2026, prior to the maturity date, we repaid in full the 2018 Senior Notes, utilizing proceeds from the issuance of the 2026 Senior Notes (as defined below). On December 6, 2019, we issued $350.0 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550.0 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. On May 13, 2025, we issued $1.5 billion of senior notes in a private offering to qualified institutional investors (the “2025 Senior Notes”). The 2025 Senior Notes require interest payments semi-annually at a rate of 6.00% per annum and will mature on May 15, 2033. On March 20, 2026, we issued $1.0 billion of senior notes in a private offering to qualified institutional investors (the “2026 Senior Notes,” and collectively with the 2018 Senior Notes, the 2019 Senior Notes, the 2021 Senior Notes, and the 2025 Senior Notes, the “Senior Notes”). The 2026 Senior Notes require interest payments semi-annually at a rate of 6.25% per annum and will mature on September 15, 2034. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of June 30, 2026, the carrying value of the Senior Notes was $3.4 billion and we were in compliance with all financial covenants under these obligations.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and money market funds. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating expenses to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at June 30, 2026 and September 30, 2025:

	June 30, 2026			September 30, 2025
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$248,444	$248,444	2.97%	$134,136	$134,136	1.77%

The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at June 30, 2026 and September 30, 2025:

	June 30, 2026		September 30, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$—	$—	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	874,125	900,000	875,250
The 2025 Senior Notes	1,500,000	1,475,625	1,500,000	1,518,750
The 2026 Senior Notes	1,000,000	983,750	—	—
Total	$3,400,000	$3,333,500	$2,800,000	$2,793,500
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings for the loans under the credit agreement is determined based on our consolidated leverage ratio. The applicable margin for loans under the revolving line of credit for base rate borrowings ranges from 0% to 1% per annum and for SOFR borrowings ranges from 1% to 2% per annum. The applicable margin for the term loan for base rate borrowings ranges from 0.5% to 1.25% per annum and for SOFR borrowings ranges from 1.5% to 2.25% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of June 30, 2026, we had $710.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.643% and $1.5 billion in outstanding balance of the term loan at an interest rate of 5.863%.
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at June 30, 2026 and September 30, 2025:

	June 30, 2026
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	4,300	$4,907	$—
Buy foreign currency:
British pound (GBP)	GBP	5,902	$7,800	$—
Singapore dollar (SGD)	SGD	6,853	$5,300	$—

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	$—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	$—
Singapore dollar (SGD)	SGD	8,087	$6,300	$—
The foreign currency forward contracts were entered into on June 30, 2026 and September 30, 2025; therefore, their fair value was $0 on each of these dates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2026 through April 30, 2026	166,545	$1,039.19	163,541	$894,102,225
May 1, 2026 through May 31, 2026	488,341	$1,211.13	486,770	$304,525,654
June 1, 2026 through June 30, 2026	1,055,475	$1,137.33	1,055,103	$800,000,000
	1,710,361	$1,148.84	1,705,414	$800,000,000

(1)Includes 4,947 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended June 30, 2026.
(2)In February 2026, our Board of Directors approved a stock repurchase program (the “February 2026 program”), replacing our previously authorized June 2025 stock repurchase program, which was terminated prior to its expiration. The February 2026 program was open-ended and authorized repurchases of shares of our common stock from time to time up to an aggregate cost of $1.5 billion in the open market or in negotiated transactions. In June 2026, our Board of Directors approved a stock repurchase program (the “June 2026 program”), replacing the February 2026 program, which was terminated prior to its expiration. The June 2026 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $2.0 billion in the open market, in negotiated transactions or through accelerated share repurchase programs. The June 2026 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As part of the June 2026 program, we entered into the ASR Agreement with Wells Fargo Securities, Inc. (“Wells Fargo Securities”) on June 5, 2026 to repurchase $1.5 billion of our common stock. Pursuant to the ASR Agreement, we paid $1.5 billion to Wells Fargo Securities and received an initial delivery of 1,055,103 shares of common stock, which approximated 80 percent of the total number of expected shares to be repurchased under the ASR Agreement. The final number of shares to be repurchased and the average price paid per share will be determined upon the settlement of the ASR Agreement, which is expected to occur during the fourth quarter of fiscal 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Fair Isaac Corporation, dated March 4, 2026. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on March 5, 2026.)

3.2	By-laws of Fair Isaac Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended December 31, 2009.)

10.1
First Amendment to Third Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of June 5, 2026. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 8, 2026.)

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

FAIR ISAAC CORPORATION

DATE:	July 29, 2026

		By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
(for Registrant as duly authorized officer and
as Principal Financial Officer)

DATE:	July 29, 2026

		By	/s/ MICHAEL S. LEONARD
Michael S. Leonard
Vice President and Chief Accounting Officer (Principal Accounting Officer)