Form 10-K
period 2026-09-30
FAIR ISAAC CORP
filed 2026-11-06
CIK 814547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 2026

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
As of March 31, 2026, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,917,349,525 based on the last transaction price as reported on the New York Stock Exchange on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The number of shares of common stock outstanding on October 23, 2026 was 21,380,929 (excluding 67,475,854 shares held by the Company as treasury stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2027 Annual Meeting of Stockholders (“2027 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2027 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS
Statements contained in this report that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). In addition, certain statements in our future filings with the Securities and Exchange Commission (“SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the PSLRA. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, expenses, earnings or loss per share, the payment or nonpayment of dividends, share repurchases, capital structure, indebtedness and liquidity, and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services, research and development, and the sufficiency of capital resources; (iii) statements of assumptions underlying such statements, including those related to economic conditions; (iv) statements regarding results of business combinations or strategic divestitures; (v) statements regarding business relationships with vendors, customers or collaborators, including the proportion of revenues generated from international as opposed to domestic customers; (vi) statements regarding the use, validation, or approval of our credit scores and competing credit score models by government-sponsored enterprises, government agencies, lenders and other participants in the mortgage market, and the expected effect of such developments on our Scores segment; (vii) statements regarding key operating metrics, including annual recurring revenue, dollar-based net retention rate and annual contract value bookings; (viii) statements regarding the expected impact of changes in tax laws, regulations or accounting standards; and (ix) statements regarding products and services, their characteristics, performance, sales potential or effect in use by customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” “outlook,” “plan,” “estimated,” “will,” “may,” “could,” “would,” “projects,” “forecasts,” “continue,” variations of these terms and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I
Item 1. Business

GENERAL

Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” and “FICO”) is a global analytics software leader. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 70 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure of consumer credit risk in the United States (“U.S.”) — empowering them to increase financial literacy and manage their financial health. More information about us can be found on our website at www.fico.com.
We make our Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Forms 8-K, as well as amendments to those reports, available free of charge on the “Investors” page of our website at www.fico.com as soon as reasonably practicable after we electronically file them with the U.S. Securities and Exchange Commission (“SEC”). References to our website address in this report do not constitute an incorporation by reference. Information on our website is not part of this report.

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
Our Software segment includes decisioning capabilities, models and solutions designed to operationalize intelligence across specific types of business needs or processes — such as account origination, customer management, customer engagement, fraud detection, and marketing — as well as associated professional services. This segment is anchored by FICO® Platform, a modern and modular set of multi-purpose intelligent decisioning capabilities that are designed to support artificial intelligence (“AI”), and advanced analytic and decisioning use cases. Our offerings are available to our customers as software-as-a-service (“SaaS”) or as on-premises software.

Scores
Our scoring solutions include the FICO® Score, which is the standard measure of consumer credit risk in the U.S., providing lenders, investors, and consumers with a consistent and transparent framework for evaluating and communicating about credit risk throughout the lending lifecycle. It is used in most U.S. credit decisions, by nearly all major banks, credit card issuers, mortgage lenders, and auto loan originators. Our B2B scoring solutions are primarily distributed through major consumer reporting agencies in many countries around the world. Our B2C scores are sold directly to consumers through our myFICO.com website and other direct-to-consumer channels.
The FICO® Score is a three-digit number ranging from 300-850. Our proprietary analytic algorithms are applied to credit data collected and maintained by the three U.S. nationwide consumer reporting agencies — Experian, TransUnion and Equifax — to produce standard scores that are used across the credit lifecycle, including in origination, account management and consumer marketing. Users of our scores generally pay the consumer reporting agencies a fee for each individual score generated by our algorithms, and the consumer reporting agencies pay an associated fee to us. Except for product development using de-personalized data, FICO does not collect or store the consumer credit data used in the calculation of our scores, and in most cases, we do not sell our scores directly to lenders or other end-users.

Since the introduction of the FICO® Score in the U.S. in 1989, we have regularly updated the score to take advantage of newly available data and enhanced analytics. Updated versions of our FICO Scores are generally designed to provide greater predictive accuracy than the scores they replace, and to be compatible with prior versions of the FICO Score. FICO® Score 9 introduced the utilization of reported rental payment history, while also de-emphasizing medical debt and disregarding paid collections. Our latest and most predictive score, FICO® Score 10T, was introduced in 2020. To increase its predictive power, FICO Score 10T builds on FICO Score 9 but also incorporates trended credit data. Trended data considers a longer historical view, giving lenders even more insight into how individuals are managing their credit.
In October 2025, we announced the FICO® Mortgage Direct License Program. Under this program, tri-merge resellers, platform providers, and other third-party distributors will have the option to calculate and distribute FICO® Scores directly to their customers (e.g., mortgage originators), without relying on the three nationwide consumer reporting agencies as intermediaries. Customers that prefer to continue accessing FICO Scores through the consumer reporting agencies may do so. The program is designed to increase price transparency and reduce costs for mortgage lenders, mortgage brokers, and other industry participants. In April 2026, we announced that FICO® Score 10T would also be made available to mortgage lenders through the FICO Mortgage Direct License Program, consistent with the Federal Housing Finance Agency’s initiative to expand access to modernized mortgage credit scoring data.
In addition to the FICO® Score, we offer several other broad-based scores, including specific FICO® Industry Scores such as Bankcard and Auto Industry versions of FICO Score. We also develop various custom scores for our financial services clients.
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
•FICO® Score XD uses public records and property data, and a consumer’s history with mobile phone, landline phone and cable/internet payments, to generate scores on the same 300-850 scale as standard FICO® Scores. FICO Score XD is available to lenders through our distribution partners, LexisNexis Risk Solutions and Equifax.
•The UltraFICO® Score uses consumer-permissioned data such as checking, savings, or money market account data, to generate scores on the same 300-850 scale as standard FICO® Scores. Incorporating consumer-permissioned data helps empower consumers to establish or improve their creditworthiness by using data that reflects sound financial activity, but that is not part of a conventional credit report. The UltraFICO Score is distributed to lenders through Plaid Check, a product of our distribution partner Plaid, and its consumer reporting agency.
Both scores maintain the same score to risk relationship as standard FICO® Scores, enhancing their compatibility with existing credit underwriting systems and models.
Outside the U.S., we offer FICO® Scores for consumer loans, and in some cases for small and medium business loans. These scores are typically sold to end-users through consumer reporting agencies in those countries. FICO Scores have been made available in over 40 countries and we have also developed client-specific versions of the FICO Score in over ten countries.
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

Our FICO® Score Mortgage Simulator is the only mortgage credit score simulator built using our proprietary FICO® Score algorithms, the same algorithms used by lenders in mortgage decisioning, and is made available to mortgage professionals through resellers and mortgage platform providers. Because it applies FICO’s actual scoring algorithms rather than an approximation, the FICO Score Mortgage Simulator provides loan officers and brokers with an enhanced view of how specific financial actions may affect a consumer’s FICO Score and mortgage loan options.

Software
Our software harnesses the power of analytics and intelligent decisioning technologies to help businesses automate, improve, and connect customer decisions across their enterprise. Our customers can use our software to address complex and analytic use cases in customer engagement, including acquisition and pricing, onboarding, servicing and management, and fraud protection. We also help businesses improve non-customer facing decisions such as supply chain optimization, scheduling management, and resource allocation.
FICO provides software to business customers in more than 70 countries around the world. Our offerings can be deployed in the cloud utilizing third-party cloud services, or on-premises using our customers’ IT infrastructure. We typically sell our software as multi-year subscriptions, with payments based on usage metrics such as the number of accounts, transactions or decisioning use cases deployed, often subject to contracted minimum payments.
A significant and growing number of use cases can be addressed with FICO® Platform, a modular software offering designed to support intelligent decisioning use cases. While not all our software runs on FICO Platform today, we are continuing to invest significant development resources to enable substantially all our software to run on FICO Platform in the future and to address an increasingly broader set of use cases.
Principal Areas of Expertise
We specialize in capabilities, models and solutions that empower businesses to operationalize analytics and decisioning technologies to uncover new opportunities, make timely decisions that matter, and execute them at scale. We have found that bringing human and digital intelligence together empowers our customers to target and acquire customers more efficiently, increase customer value, reduce fraud and credit losses, optimize their operations, lower operating expenses, and enter new markets more profitably. These learnings from our customer deployments over the years have been applied to a new enterprise AI sub-category, known as intelligent decisioning platforms. We have been recognized as a leader in Decision Intelligence Platforms by the research and advisory firms Gartner and IDC, and as a leader in AI Decisioning Platforms by Forrester Research.
Our principal areas of research and development expertise are focused on the following four domains.
•Artificial Intelligence
We have a long history of AI innovation, including one of the earliest and most broadly adopted production applications of neural networks for fraud prediction with FICO® Falcon® Fraud Manager in the 1990s.
Our innovations in real-time and responsible AI continue, with recent advancements in generative AI, agentic approaches, and blockchain-based governance. This includes patented and patent-pending approaches for interpretable model architectures designed to assist users in meeting stringent ethical and transparency requirements, and a collection of blockchain applications spanning model development, model monitoring, agent definitions, and control and audit trail of tasks performed by complex and interconnected agents. We also recently launched the FICO® Focused Foundation Model, a new class of domain-specific models built in-house for the responsible and governed use of generative approaches.
To date, we hold over 130 U.S. and international patents covering scientific innovations in AI and responsible AI.
•Predictive Modeling
Predictive modeling identifies and mathematically represents underlying relationships in historical data to make predictions or classifications about future events. Predictive models typically analyze current and historical data about individuals to produce easily understood metrics such as scores. These scores rank-order individuals or specific transactions against a particular variable such as the likelihood of making credit payments on time, the likelihood of a transaction being fraudulent, or the probability of responding to a particular offer for services. Our predictive models are frequently used in mission-critical transactional systems to drive decisions and actions in near real-time.

Several analytic methodologies underlie our products in this area. These include, but are not limited to, proprietary applications of segmented scorecards and unique methods for reject inference (estimating how rejected loan applicants would have performed if they had been approved). We also apply various statistical techniques for analysis and pattern detection within high velocity datasets and can derive insights and predictive features from various forms of data, including unstructured data.
•Decision Analysis and Augmentation
We are focused on advancing human-machine collaboration for complex problem solving across a variety of scenarios and with multiple tools. This includes research and development of a highly advanced suite of mathematical optimization solvers addressing both linear and non-linear problem types. These solvers enable customers to balance competing objectives, such as market share growth against profit maximization, to calculate mathematically optimal decisions and automate their execution. We have seen broader adoption of these solvers within the operations research and academic communities. In addition, our simulation tools and methods enable customers to construct a digital twin of their organization, allowing them to test and iterate on new business strategies and evaluate expected outcomes, without introducing risky changes into their production environments.
•Real-time Sequence Prediction
We pioneered transaction profiling that uses patent-protected techniques to extract meaningful information from raw transactional data (such as credit card purchases or consumer interactions) and transform it into efficient mathematical representations that can reveal latent patterns and enable real-time assessments of potential business outcomes such as potential fraud, credit risk, or customer intent — a process often referred to as “sequence prediction.” Our proprietary sequence model technology enables proprietary pattern matching approaches. This patent-pending innovation is purpose built for transaction and sequence data and incorporates a consumer’s complete transaction history and context directly in a decisioning system, providing more robust predictive information for the business to use.
We believe our platform decisioning capabilities and analytics are among the best commercially available, and that we are well positioned to integrate advanced analytic, software and data technologies into mission-critical business solutions that can offer strong returns on investment.

Our Offerings
FICO® Platform
FICO® Platform is an intelligent decisioning environment that empowers businesses to configure solutions that orchestrate and operationalize high velocity decisions that matter, at scale. Users of FICO Platform can bring together data from multiple sources, apply AI and other analytics to derive insights, and translate those insights into responses and automated workflows that can be executed in real-time. Based on a modular cloud architecture, FICO Platform can be configured by our customers to address a wide range of business challenges. FICO Platform can deliver increasing value to our customers over time as they add additional capabilities, create their own solutions, or utilize standard models and pre-configured solutions to address a diverse set of use cases. This empowers our customers to integrate disparate analytic, AI, and decisioning silos onto a centralized, scalable platform. We expect this in turn to drive additional subscription and transactional usage revenue for FICO over time as customers purchase more FICO Platform capabilities and pay for more usage of those capabilities.
We sell FICO® Platform flexibly to fit how each customer wants to adopt it. Customers can use it to support broad enterprise transformation initiatives, or they can adopt fast-to-value solutions aimed at a specific business problem such as those within fraud, risk, and supply chain. These solutions can be easily configured by the customer themselves, by FICO’s professional services team, or by our growing partner network, and they can be deployed either as standalone offerings or as integrated bundles of multiple solutions.
Our goal is to move substantially all of FICO’s current software products onto FICO® Platform. Many capabilities of FICO’s current software products are now part of FICO Platform, addressing use cases such as origination, fraud detection, customer management, and next best action, among others. We believe this strategy of moving our software products to FICO Platform will contribute to revenue growth over time through follow-on “land and expand” sales to existing FICO Platform customers and more sales to medium-sized businesses typically served through value-added resellers and systems integrators.
Our annual recurring revenue (“ARR”) from FICO® Platform-based products was $452.6 million as of September 30, 2026, representing 53% of our total software ARR. For information about ARR, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Annual Recurring Revenue, in this Annual Report on Form 10-K.

Key FICO® Platform Capabilities:
Decisioning
Decision models operationalize AI and other model types by providing business users with transparency, control, and integration of decision flows with other systems and data. Using open standards as well as proprietary methods, we provide highly advanced decision modeling and execution that enable users to visually map out decision logic and processes, test them within a broader strategy workflow, execute these decision rules and strategies in production, and finally trace and audit the outcomes produced.
Communications
We provide an intelligent omnichannel digital communication capability for configuring virtual customer service agents and other structured two-way experiences that can promptly resolve customer interactions. It enables businesses to automate individualized customer dialogues and is especially well suited for regulated, sensitive, or other high-risk customer communications. Once configured, cost-effective and auditable two-way communications are available 24/7 through the channel (e.g., mobile apps, text, and voice) that their customers choose.
Simulation
Using a digital representation of their business and its structure, we enable business users to evaluate a wide range of scenarios to assess how their business is likely to perform under varying conditions and assumptions. We support both human-led exploration and experimentation, as well as sophisticated machine-led scenarios where multi-dimensional scenarios and combinations are evaluated. This can provide insights into how outcomes may shift in the face of changing competitor strategy, macroeconomic conditions, evolving customer preferences, adjusted company-level risk tolerance, and more.
Optimization
We provide operations research professionals and business analysts with mathematical solvers and productivity tools that can be used to determine optimal outcomes for a wide range of industry problems. This includes a powerful modeling and programming language (known as Mosel, which we have made available freely for use in both academia and in the industry) to quickly model and solve difficult optimization problems, as well as a collection of high-performance solvers that can compute efficient results even in large and complex problem domains that require a multi-dimensional and constraint-based approach. This includes, but is not limited to, problems within pricing, resource allocation, supply chain design, and marketing offer delivery.
Data Management
Data quality and coverage are critical components for intelligent decisioning; however, in many organizations, data resides in many disparate formats, structures, and locations, and has varying quality. We provide a crucial layer that checks data quality, transforms data into appropriate formats, derives enhanced context with feature and profile computations, and deploys and manages data products for use in production, making them available for streaming and event-driven decisioning systems. This is designed to enable an organization to create a unified real-time view of both its customers and its enterprise as a whole. In addition, we provide data connectors to certain third-party data, and are investing in partner enablement and scaling for additional data providers in FICO® Marketplace.
Composable Workspaces
FICO® Platform is architected in a fully decomposed, modular, and open way such that it supports the rapid design and configuration of new solutions. Given that each workspace sits on top of FICO Platform, artifacts of intelligence such as data, calculated profiles, and models (of multiple types) can be reused to drive synergies as additional solutions are deployed, share insights with one another, and derive useful new artifacts. This complements a do-it-yourself approach by providing reusable structures and enterprise architecture that can speed time to market, reduce risk, and provide a lower total cost of ownership.

Standalone Software and Pre-configured Solutions
FICO® analytic and decisioning software solutions use proprietary and open source services and capabilities to enable both business users and data scientists to develop and execute advanced analytics and decision modeling. Our key standalone products in this category include FICO® Falcon® Fraud Manager; FICO® Customer Communication Services; FICO® Decision Modeler; FICO® Blaze Advisor® decision rules management system; FICO® Xpress Optimization; FICO® Analytics Workbench; FICO® Strategy Director; FICO® Data Orchestrator; FICO® DMP Streaming; and FICO® TRIAD® Customer Manager. We continue to migrate our standalone software applications to FICO® Platform in a disciplined way and introduce new platform-native solutions for specific use cases.
FICO Standard Models
We have developed highly advanced and real-time predictive, machine learning, and AI models. We have also created business and technical systems for the secure and private sharing of data across consortiums of banking institutions to allow for broad, market level insight on topics such as fraud prevention. We have made a variety of models generally available to our customers for the collection of use cases including risk detection, marketing, payments fraud, collections, account management, and others.

FICO® Professional Services
We offer a range of professional services designed to help customers navigate their AI transformation, configure our software, and develop and deploy new enterprise intelligence solutions that are built on our platform.
We often sell software implementation and configuration services in conjunction with our on-premises and SaaS subscriptions, and with our license sales. The FICO implementation services team leverages their deep expertise in our products and their extensive industry-specific knowledge to help our customers implement and configure FICO software rapidly and effectively. Our professional services are sold on an hourly time and materials basis or for a fixed project fee.
Partner Network
We are increasingly working with partners to help us expand our reach and accelerate our customer deployments. The growth of our partner channels and scaled partner enablement are active areas of investment for us across multiple partner types and verticals, with a focus on partnerships with global systems integrators and high-volume payment processors. One important aspect of our partner network strategy is FICO® Marketplace, which provides an open application and decision asset marketplace that allows partners to publish offerings, and for our customers to deploy partner offerings within their enterprise environment.

MARKETS AND CUSTOMERS
Our scores and software products and services serve customers in multiple industries, including banking, insurance, retail, healthcare and public agencies. End users of our products include more than three-quarters of the largest 100 financial institutions in the U.S. and nearly all of the largest 100 banks in the world. Our customers also include more than 600 insurers, including all of the top ten U.S. property and casualty insurers; more than 300 retailers and general merchandisers; and more than 200 government or public agencies. Seven of the top ten companies on the 2026 Fortune 500 list use one or more of our solutions. In addition, our consumer solutions are marketed to more than 200 million U.S. consumers whose credit relationships are reported to the three major U.S. consumer reporting agencies.
The majority of our scores historically have been marketed and sold through consumer reporting agencies. During fiscal 2026, 2025 and 2024, revenues generated from our agreements with Experian, TransUnion and Equifax collectively accounted for 60%, 51% and 45% of our total revenues, respectively. In October 2025, we announced a significant change in the delivery of FICO® Scores to the U.S. mortgage industry. With the announcement of the FICO® Mortgage Direct License Program, tri-merge resellers, platform providers, and other third-party distributors will have the option to calculate and distribute FICO Scores directly to their customers (e.g., mortgage originators), without relying on a consumer reporting agency as an intermediary. The program is designed to help drive price transparency and reduce costs for mortgage lenders, mortgage brokers, and other industry participants.
In addition to these business-to-business channels, we also sell our scores and credit monitoring directly to consumers through our myFICO.com on-line subscription offerings. Outside of the U.S., we sell our scores through consumer reporting agencies, other third-party distributors, and in some cases directly to large end-users.

We market our software products and services primarily through our own direct sales organization that is organized around vertical and geographic markets. Sales teams are based in our headquarters and in field offices strategically located around the world. We also market our products through indirect channels, including alliance partners, resellers and systems implementers. As more capabilities are made available on FICO® Platform, we expect our sales through indirect channels to grow. We are investing significant resources to develop our indirect channel relationships.
Our largest market segment is financial services, representing 92% of our total revenue during fiscal 2026. Our largest geographic market is the Americas, representing 89% of our total revenue during fiscal 2026.

COMPETITION
The market for our solutions is intensely competitive and is constantly changing. Our competitors vary both in size and in the scope of the products and services they offer. We encounter competition from several sources, including:
•in-house data science and systems developers;
•developers and providers of large language models, machine learning, and AI systems;
•fraud solutions providers;
•scoring model builders;
•providers of credit reports and credit scores, including consumer reporting agencies;
•software companies supplying machine learning modeling, rules, or AI development tools;
•entity resolution and social network analysis solutions providers;
•providers of customer engagement and risk management solutions;
•providers of account workflow management software;
•business process management and intelligent decisioning platform providers;
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
We believe the principal competitive factors affecting our markets include technical performance; access to unique proprietary AI and predictive models and data; product attributes like adaptability, scalability, interoperability, functionality, and ease-of-use; on-premises and SaaS product availability; product price; customer service and support; the effectiveness of sales and marketing efforts; partner channel effectiveness; existing market penetration; and reputation. Although we believe our products and services compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and future competitors.

Scores
In our Scores segment, we compete with both outside suppliers and in-house analytics. Primary competitors among outside suppliers of scoring models are the three major consumer reporting agencies in the U.S. and Canada — which are also our partners in offering our scoring solutions — and VantageScore (a joint venture entity established by the three major U.S. consumer reporting agencies), which is selling a credit scoring product competitive with our products and which has experienced increased regulatory acceptance in the U.S. mortgage market. Additional competitors include consumer reporting agencies outside the U.S. like CRIF, which operates in the European Union, and other data providers like LexisNexis, some of which also are our partners.
For our offerings that deliver credit scores, credit reports, and consumer credit education solutions directly to consumers, we compete with other direct to consumer credit and identity services such as Credit Karma, Credit Sesame, Experian, and TransUnion — most of which are also our partners.

Software
The competition in our Software segment varies by capability and use case. In the intelligent decisioning platform market, we compete primarily with IBM, SAS and Pegasystems. For solutions that address a specific use case, we compete with a number of individual solution vendors and startups in areas such as fraud solutions, loan origination, optimization, and customer communications. We also continue to see customers attempting do-it-yourself solutions, which trend is expected to increase given the advancement of large language model-based coding and development tools.

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
We have patents on many of our technologies and have patent applications pending on other technologies. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never be issued on our pending patent applications or on any future applications that we may submit. As of September 30, 2026, we held 206 U.S. and 37 foreign patents, with 96 applications pending.
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
We have used, registered and/or applied to register certain trademarks and service marks for our technologies, products and services. As of September 30, 2026, we had 30 trademarks registered in the U.S. and select foreign countries.
GOVERNMENTAL REGULATION

We are subject to a number of U.S. federal, state, local and foreign laws and regulations that involve matters central to our business. Laws and governmental regulations affect how our business is conducted and, in some cases, subject us to the possibility of government supervision or enforcement and future lawsuits arising from our products and services. Laws and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Laws and regulations that may affect our business and our current and prospective customers’ activities include, but are not limited to, those summarized below.
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
The California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2023 (the “CPRA”), gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Numerous other U.S. states have passed similar privacy laws.
The Gramm-Leach-Bliley Act (“GLBA”) regulates, among other things, the receipt, use, disclosure, and security of non-public personal information of consumers held by “financial institutions” and applies indirectly to companies that provide services to financial institutions. As a provider of services to financial institutions, portions of our business are subject to obligations to comply with certain GLBA provisions, including limitations on the use or disclosure of the underlying data and rules relating to the technological, physical and administrative safeguarding of non-public personal information.
The Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” We may function as a business associate for certain of our customers that are HIPAA-covered entities and service providers and, in that context, we are regulated as a business associate for the purposes of HIPAA.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) with respect to the offering of consumer financial products and services and provides the Consumer Financial Protection Bureau (the “CFPB”) with authority to enforce those provisions as well as certain enumerated federal consumer financial laws. In certain circumstances, the CFPB also has examination and supervision powers with respect to service providers who provide a material service to a covered financial institution offering consumer financial products and services. Further, the CFPB has authority to issue rules designating non-depository “larger participants” in certain markets for consumer financial services and products for purposes of the CFPB’s supervisory authority under the Dodd-Frank Act, which the CFPB has done for several markets including the consumer reporting market. Such designated “larger participants” are subject to reporting and compliance examinations by the CFPB, which may result in increased compliance costs and potentially greater enforcement risks based on these supervisory activities. In addition, the laws and regulations issued by U.S. and foreign regulators of some of our largest financial institution customers may require them to impose additional contractual obligations on us, exercise greater oversight, and perform more rigorous audits of their key service providers such as us.
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
The EU AI Act, which establishes requirements for the provision and use of products that leverage AI systems, including in credit scoring, entered into force on August 1, 2024, with most provisions becoming effective in December 2026 and December 2027. Other countries, as well as the executive branch of the U.S. government and many U.S. states, are considering or have implemented laws, regulations, or standards applicable to the development, provision, and use of AI technologies in certain industries and contexts. For example, California has issued regulations under the CCPA and CPRA, and Colorado has passed a law and is issuing regulations, that govern the use of automated decision-making technology, including AI, to make certain significant or consequential decisions about individuals, including credit decisions. The California and Colorado laws are set to take effect in January 2027.
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
•Laws and regulations that apply to technology services and cloud-hosted services, and related digital and cyber resiliency, operational continuity, and data processing requirements, including contract termination rights (e.g., the EU Digital Operational Resilience Act, the EU Cyber Resilience Act, and the EU Data Act).
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
•Laws and regulations applicable to our clients and their use of our customer communication services (e.g., the Telemarketing Sales Rule, the Telephone Consumer Protection Act, the CAN-SPAM Act, the Fair Debt Collection Practices Act, and regulations promulgated thereunder, and similar state laws and similar laws in other countries).
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
•Laws and regulations that apply to the management or oversight of third parties (e.g., vendors, contractors, suppliers, partners, and distributors).
•Laws and regulations relating to the environmental, social and governance, or sustainability, practices of companies, including enhanced climate-related disclosure requirements from regulators, such as California’s climate disclosure rules and the E.U.’s Corporate Sustainability Reporting Directive.
•We are also subject to federal and state laws that are generally applicable to any U.S. business with national or international operations, such as antitrust and unfair competition laws, the Foreign Corrupt Practices Act, the Americans with Disabilities Act, state unfair or deceptive practices acts and various employment laws.
HUMAN CAPITAL RESOURCES
Our People
As of September 30, 2026, we employed 3,747 persons across 31 countries. Of these, our largest representation included 1,386 (37%) based in the U.S., 1,400 (37%) based in India and 247 (7%) based in the U.K. Other than to the extent mandated by applicable law in certain foreign jurisdictions, none of our employees are covered by a collective bargaining agreement, and no work stoppages were experienced during fiscal 2026.
Our Board of Directors (our “Board”) and executive leadership team believe that our people are vital to our success. The Leadership Development and Compensation Committee (the “LDCC”) of our Board oversees all human capital management policies, programs, and strategies, including but not limited to those regarding talent recruitment, development, retention, talent management, health and safety, organizational culture, workforce design, employee engagement, and compensation and benefit programs. The LDCC also periodically reviews and reports to the Board with respect to succession planning for our Chief Executive Officer and other senior management positions. In addition, our Chief Human Resources Officer reports to our Board periodically on people-focused programs.

Employee Engagement
For more than a decade, we have conducted quarterly workforce surveys to measure employee engagement and gain valued feedback and insights from our people about ways to improve the employee experience and the effectiveness of our business operations and our organizational culture. Detailed findings from these surveys, which include scores on nearly two dozen dimensions of employee engagement, ranging from access to career development opportunities to a sense of belonging to confidence in management and leadership, as well as thousands of contextual narrative comments, are promptly communicated to all employees, individual managers, the executive team and our Board to ensure awareness and drive accountability. We involve designated human resources business partners and learning consultants who work with senior leaders to explore findings, identify high value actions, and amplify messaging to help our people understand how their feedback and ideas contribute to positive organizational change.
Examples of organizational changes that have been driven by the insights from these surveys include investments in workforce capacity, broadened and more frequent company-wide communications, increased employee stock ownership through significant expansion of equity-based awards and enhancement of our Employee Stock Purchase Plan to encourage broader participation, expanded benefit programs including paid parental leave, well-being, family building, childcare reimbursement and company-funded transportation programs, enhanced incentive plan funding, and expanded investments in professional development targeting leadership and technical skills, as well as initiatives to promote a culture where all employees feel welcome at work.

With consistently high participation rates, engagement survey data provides an effective and dynamic measure of workforce sentiment, helping managers and senior leaders address issues and organizational improvement ideas that are most important to our people. In our most recent survey cycle, 84% of survey dimensions scored at or above their available external benchmark.

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
Our FICO Cares organization encourages our people to connect with and contribute to their community. We encourage employees to participate in volunteer activities by providing work schedule flexibility and paid Community Volunteer Leave. We also encourage and provide corporate matching of employee cash donations and volunteer time to qualified charitable organizations.
Across our global workforce, as of September 30, 2026, the percentage of males and females was 65% and 35%, respectively. Looking at our U.S. workforce, as of September 30, 2026, 44% were racially/ethnically diverse employees who are members of a protected class.
Additional information on our talent programs is available on the Corporate Responsibility page of our website at www.fico.com/en/corporate-responsibility. Information contained on our website is not deemed part of or incorporated by reference into this Annual Report on Form 10-K.

Talent Recruitment
We leverage organizational culture as a competitive advantage in our efforts to attract people from the broadest possible talent pool. We deploy selection practices designed to ensure strong alignment between candidate qualifications and knowledge and skills needed for success in each role, and we invest in hiring manager training and tools focused on effective selection strategies. Further, in the U.S., we detail our targeted base pay ranges on all public job postings and prohibit our recruiters from inquiring about a candidate’s current level of compensation. Our focus on the professional development of our people drives the internal posting of virtually all job opportunities. And, consistent with our remarkably low undesired attrition rate, FICO has significantly strengthened its position as an employer of choice, resulting in attractive external candidate pools.

Professional Development
To support professional development, we offer a structured onboarding program with training specific to a variety of identified career paths to help new employees become rapidly engaged and productive. We have invested in building the FICO Integrated Learning Organization (“ILO”), which is led by our Chief Learning Officer. The ILO develops customized learning content for colleagues, clients and partners around the world. We deliver high quality, targeted new hire onboarding, technology and product skill training, compliance, and management and leadership education through this “FICO Learning” platform. This allows our employees to obtain the knowledge and skills to effectively perform in their current roles, while also preparing them for new opportunities. We also offer financial support for degreed or certificated programs through a tuition reimbursement program.
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
With the rapid emergence of AI technologies, over the past year we have provided our people with access to leading AI tools, along with training and encouragement to use them. We have invested in a human resources-focused AI model that provides our employees with real-time access to best practice people management, leadership and other educational guidance, as well as concierge-style curating of company policy and program content. This model is designed to further bolster people management effectiveness by providing our employees with access to information and tools to help them succeed.

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

Compensation and Benefit Programs
We regularly participate in market-based compensation surveys, seek the advice of outside experts, and leverage new hire, peer equity, and undesired attrition trend data to ensure that our base pay and incentive structures are competitive. We create a strong sense of shared purpose by having our CEO and each member of our executive leadership team participate in the same annual cash incentive bonus design as all non-sales employees across our organization.
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
Over the course of the past decade, we’ve steadily and significantly expanded participation in our annual performance-based equity program with approximately one-third of our workforce receiving an annual long-term incentive award in fiscal 2026. In addition, we offer an Employee Stock Purchase Plan for eligible employees, which is designed to promote even broader equity participation. Finally, top 5% performers are identified as part of our year-end performance review process and these individuals are awarded substantial “Extraordinary Impact” awards in the form of restricted stock units subject to one-year cliff vesting.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers as of September 30, 2026 were as follows:

Name	Positions Held	Age
William J. Lansing	January 2012–present, Chief Executive Officer and President, and member of the Board of Directors of the Company. February 2009–November 2010, Chief Executive Officer and President, Infospace, Inc. 2004–2007, Chief Executive Officer and President, ValueVision Media, Inc. 2001–2003, General Partner, General Atlantic LLC. 2000–2001, Chief Executive Officer, NBC Internet, Inc. 1998–2000, President/Chief Executive Officer, Fingerhut Companies, Inc. 1996–1998, Vice President, Corporate Business Development, General Electric Company. 1996, Executive Vice President, Chief Operating Officer, Prodigy, Inc. 1987–1996, Partner, McKinsey & Company, Inc.	68

Steven P. Weber	May 2023–present, Executive Vice President, Chief Financial Officer of the Company. January 2023–May 2023, Vice President, Interim Chief Financial Officer of the Company. March 2021–January 2023, Vice President, Treasurer, Tax and Investor Relations of the Company. November 2010–March 2021, Vice President of Investor Relations and Treasurer of the Company. April 2003–November 2010, various positions with the Company. September 2001–April 2003, Senior Financial Analyst, Metris Companies. 1990–2001, various positions, Foodservice News.	63

Nikhil Behl	March 2025–present, President, Software of the Company. July 2024–March 2025, Executive Vice President, Software of the Company. August 2023–July 2024, Executive Vice President, Chief Marketing Officer of the Company. April 2014–August 2023, Vice President, Chief Marketing Officer of the Company. October 2013–April 2014, Consultant to the Company. February 2012–October 2013, Chief Executive Officer of Supplizer. August 2011–January 2012, Chief Executive Officer of Zoostores.com. July 2010–August 2011, Chief Executive Officer, Mercantila Business Unit of Infospace. 2007–2010, Chief Merchandising Officer of Mercantila. 1995–June 2007, various positions, including VP Sales & Operations and VP Sales & Customer Service, Home & Home Office Store of Hewlett Packard.	52

Thomas A. Bowers	August 2020–present, Executive Vice President, Corporate Strategy of the Company. September 2019–August 2020, Vice President, Business Consulting of the Company. April 2018–September 2019, Founder and Managing Partner, M Cubed Development, LLC. August 2012–March 2018, Executive Vice President, American Savings Bank. 1987–2012, Senior Partner and various positions, McKinsey & Company, Inc.	71

Richard S. Deal	November 2015–present, Executive Vice President, Chief Human Resources Officer of the Company. August 2007–November 2015, Senior Vice President, Chief Human Resources Officer of the Company. January 2001–August 2007, Vice President, Human Resources of the Company. 1998–2001, Vice President, Human Resources, Arcadia Financial, Ltd. 1993–1998, managed broad range of human resources corporate and line consulting functions with U.S. Bancorp.	59

Michael S. Leonard	November 2011–present, Vice President, Chief Accounting Officer of the Company. November 2007–November 2011, Senior Director, Finance of the Company. July 2000–November 2007, Director, Finance of the Company. 1998–2000, Controller of Natural Alternatives International, Inc. 1994–1998, various audit staff positions at KPMG LLP.	61

Mark R. Scadina	February 2009–present, Executive Vice President, General Counsel and Corporate Secretary of the Company. June 2007–February 2009, Senior Vice President, General Counsel and Corporate Secretary of the Company. 2003–2007, various senior positions including Executive Vice President, General Counsel and Corporate Secretary, Liberate Technologies, Inc. 1999–2003, various leadership positions including Vice President and General Counsel, Intertrust Technologies Corporation. 1994–1999, Associate, Pennie and Edmonds LLP.	57

Item 1A. Risk Factors

Business, Market and Strategy Risks
Our ability to increase our revenue depends, in part, on our ability to successfully develop and introduce new products and services, enhance and improve our existing offerings, and expand into new markets. If we are unable to successfully develop and commercialize new, enhanced, or improved products and services, or if the marketplace does not adopt or accept these offerings, our business, financial condition, and results of operations could be adversely affected. In addition, any defects, failures, disruptions, or delays associated with the development, launch, or performance of new, enhanced, or improved products and services could harm our reputation, customer relationships, and business.
Our revenue growth and the success of our business strategy depend on our ability to enhance and improve existing products and services, including FICO® Platform, and to continue to introduce new products and services that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. Our revenue growth and strategy success also depend on our ability to adopt new software engineering technologies and processes, including AI-based software design and development platforms. If we are unable to develop new, enhanced, or improved products and services, or to adopt new software engineering technologies and processes, particularly those that utilize AI technologies, or if we are not successful in introducing such products and services, or in deploying such technologies and processes, we may not be able to grow our business or growth may occur more slowly than we anticipate. In addition, significant undetected errors, defects, or delays in new products or new versions of existing products could adversely affect market acceptance of our products and harm our business, financial condition, or results of operations. In the past, we have experienced delays in developing and introducing new products and product enhancements, primarily due to difficulties developing models, acquiring data, and adapting our products to particular software operating environments and certain client or other systems. We have also identified errors or “bugs” in our software products, despite testing prior to release of the products. These errors, defects, or compatibility issues could negatively impact the performance of our products, delay the development or release of new products or enhancements, and adversely affect market acceptance of our products. Errors or defects in our products that are significant, or that are perceived to be significant, could result in rejection of our products, damage to our reputation, loss of revenues, diversion of development resources, an increase in product liability claims, and increases in service and support costs and warranty claims. Additionally, our use of AI in the development of our products and our incorporation of AI features into some of our products could introduce errors, defects, or delays impacting our ability to successfully develop new products.
We also believe that much of the future growth of our business and the success of our business strategy depends on our ability to continue to expand into newer markets for our products and services. Such areas are relatively new to our product development and sales and marketing personnel. Products and services that we plan to market in the future are in various stages of development. If these newer markets are not willing to adopt our products and services, either as a result of the quality of these products and services or due to other factors, such as economic conditions, our revenues may decrease.
We are subject to significant competition in the markets in which we operate, and our products and pricing strategies, and those of our competitors, could decrease our product sales and market share.
Demand for our products and services may be sensitive to changes in our products and pricing, and our product and pricing strategies may not be accepted by the market. If our customers fail to accept our product and pricing strategies, our revenues, results of operations, and business may suffer. The market for our solutions is intensely competitive and is constantly changing, and we expect competition to persist and intensify. Our regional and global competitors vary in size and in the scope of the products and services they offer, and include:
•in-house data science and systems developers;
•developers and providers of large language models, machine learning, and AI systems;
•fraud solutions providers;
•scoring model builders;
•providers of credit reports and credit scores, including consumer reporting agencies;
•software companies supplying machine learning modeling, rules, or AI development tools;
•entity resolution and social network analysis solutions providers;
•providers of customer engagement and risk management solutions;
•providers of account workflow management software;
•business process management and intelligent decisioning platform providers;

•enterprise resource planning and customer relationship management solutions providers;
•business intelligence solutions providers;
•providers of automated application processing services; and
•third-party professional services and consulting organizations.
We expect competition from both established and emerging companies to continue to increase. This competition may include our customers developing their own scoring models or other products, including through the use of AI-based offerings, which could eliminate or reduce their purchases of our products and services. For example, our Scores segment faces competition from other credit score models, including VantageScore, which has experienced increased regulatory acceptance in the U.S. mortgage market. VantageScore is a product of a joint venture of TransUnion, Equifax, and Experian, the three major consumer reporting agencies from which we have historically derived a substantial portion of our revenues. We also face competition from other technologies, particularly with respect to AI-based offerings. For example, certain of our fraud solutions products compete against other methods of preventing payment card fraud, and our analytics and decisioning products increasingly compete against products from large language model developers.
Many of our existing and potential competitors have greater financial, technical, marketing, professional services and other resources than we do, and industry consolidation is creating even larger competitors in many of our markets. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to develop, promote, and sell their products. Many of these competitors have long-standing or broad customer relationships, including with many of our current and prospective customers. In addition, new competitors or alliances among competitors may emerge and rapidly gain significant market share. If we are unable to respond as quickly or effectively to changes in customer requirements as our competition, our ability to expand our business and sell our products could be adversely affected.
Our competitors may offer existing or new products that compete with our products at lower prices, either on a standalone basis or as part of integrated product suites. As a result, our customers may purchase competing products instead of ours, which could decrease our sales and market share. Competitive pricing pressure may also require us to reduce our prices in a manner that negatively impacts our margins and could also harm our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms.
The ability to use a competing credit score model in the U.S. mortgage market, including by Fannie Mae and Freddie Mac, has, and could continue to have, a material adverse effect on our stock price, and if use of the FICO® Score in the U.S. mortgage market were to cease or decline, it could have a material adverse effect on our revenues, results of operations, and stock price.
A significant portion of our revenues in our Scores segment is attributable to the U.S. mortgage market. Historically, for mortgages eligible for purchase by The Federal National Mortgage Association (“Fannie Mae”) and The Federal Home Loan Mortgage Corporation (“Freddie Mac”), those enterprises (“Enterprises”) required that U.S. lenders provide FICO® Scores for each mortgage delivered to them. However, the continued use of the FICO Score for those mortgages is subject to ongoing validation and approval by the Enterprises and the Federal Housing Finance Agency (“FHFA”), and is subject to competing credit score models. For example, following an announcement by the FHFA in July 2025 that the Enterprises would be adopting a so-called “lender choice” regime allowing lenders to choose between a FICO Score or VantageScore, a competing credit score model, the FHFA announced in April 2026 that the Enterprises would accept VantageScore from approved lenders and further announced in September 2026 that the Enterprises would accept VantageScore from all lenders. Also, in April 2026, the U.S. Department of Housing and Urban Development (“HUD”) announced that, beginning January 1, 2027, the Federal Housing Administration (“FHA”) would, in addition to the Classic FICO® Score, permit the use of VantageScore and the latest version of our FICO Score, FICO® Score 10T, for FHA-insured mortgages. In the months following these announcements by the FHFA and HUD, our stock price has declined significantly, and it could continue to decline due to these or other announcements, or due to any increased use, or perceived increased use, of VantageScore over FICO Scores in the mortgage market.

It is difficult to predict the extent to which VantageScore will be adopted and used relative to FICO Scores for mortgages. Increased adoption and use of VantageScore or other competing credit score models could have a material adverse effect on our revenues and results of operations, and could continue to have a material adverse effect on our stock price. Other changes implemented by HUD, FHA, FHFA, or the Enterprises could also adversely affect the demand for FICO Scores and thus could have similar adverse effects. Further, if other credit score models are approved and adopted for use with mortgages delivered to the Enterprises, or for use with mortgages subject to other government programs, or if the FICO Score is not approved for continued use with those mortgages, it could have a material adverse effect on our revenues. The ability of our FICO Score to compete effectively in the U.S. mortgage market may also be constrained by delays by any of the foregoing entities in adopting the latest versions of our FICO Score or in supporting our newer distribution models, including the FICO® Mortgage Direct License Program we announced in October 2025, or by the pricing, distribution, and other business practices of the consumer reporting agencies, all of which could have a material adverse effect on our revenues, results of operations, and stock price.
We derive a substantial portion of our revenues from a small number of products and services, and if the market does not continue to accept these products and services, our revenues may decline.
We expect that revenues derived from our scoring solutions, fraud solutions, customer communication services, customer management solutions, and decision management software, and their corresponding capabilities when enabled on FICO Platform, will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenues may decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of these products and services include the following:
•changes in the business analytics industry;
•changes in technology, including increased use of artificial intelligence (“AI”) and market disruption caused by AI-based offerings;
•our inability to obtain or use key data for our products;
•saturation or contraction of market demand;
•loss of key customers;
•industry consolidation;
•failure to successfully adopt cloud-based or AI technologies;
•our inability to obtain regulatory approvals for our products and services, including credit score models;
•the availability, acceptance and increased use of competing credit score models;
•the increasing availability of free or relatively inexpensive consumer credit, credit score, and other information from public or commercial sources, including those that use AI technologies;
•failure to execute our selling approach;
•failure to establish additional or expanded distribution channels, including through third-party partners and distributors, for our products and services; and
•inability to successfully sell our products in new vertical markets.
We may not be successful in executing the business strategy for our Software segment, which could cause our growth prospects and results of operations to suffer.
We continue to focus our Software segment’s business strategy on investing significant development resources to develop and enhance, and to enable substantially all of our software capabilities to run on, FICO® Platform, our modular software offering designed to enable advanced analytics and decisioning use cases. This business strategy is designed to enable us to increase our business by selling multiple connectable and extensible products to clients, and to allow our clients to more easily expand their usage and the use cases they enable over time. The market may be unreceptive to our general business approach, including being unreceptive to our cloud-based offerings or unreceptive to purchasing multiple products from us. As we continue to pursue this business strategy, we may experience volatility in our Software segment’s revenues and operating results caused by various factors, including customer timing and adoption risk with respect to FICO Platform, the timing of investments and other expenditures necessary to develop and operate our cloud-based offerings, and the adoption of new sales, delivery, and distribution methods. If this business strategy is not successful, we may not be able to grow our Software segment’s business, growth may occur more slowly than we anticipate, or revenues and profits may decline.

We rely on relatively few customers, including our contracts with the three major consumer reporting agencies, for a significant portion of our revenues and profits. Many of our customers are significantly larger than we are and may have greater bargaining power, which could negatively impact the terms of our commercial agreements. In addition, the businesses of our largest customers depend, in large part, on favorable macroeconomic conditions. If these customers experience adverse business conditions, reduce their spending, renegotiate or terminate our agreements, or the terms of these relationships otherwise change, our revenues and operating results could be adversely affected.
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
In addition, the U.S. and other key international economies periodically experience economic downturns and periods of heightened uncertainty, which may result in reduced demand for goods and services, increased volatility of interest rates, fluctuating rates of inflation, geopolitical tensions, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, trade policies and tariffs, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. The potential for economic disruption presents considerable risks to our business, including potential bankruptcies or credit deterioration of financial institutions with which we have substantial relationships. Economic disruption could adversely affect demand for our products and services, resulting in a decline in the sales of new products to our customers and a reduction in transaction volumes from existing customers. In addition, the volume of our Scores sales depends heavily on macroeconomic conditions in the markets in which our customers operate. For example, the volume of transactions in the U.S. mortgage and credit card markets, which account for a significant portion of the revenues in our Scores segment, may be adversely affected by economic conditions.
We also derive a substantial portion of our Scores segment revenues and operating income from our contracts with the three major consumer reporting agencies in the U.S., Experian, TransUnion, and Equifax, as well as other parties that distribute our products to certain markets. The loss of, or a significant change in, our relationship with one of these consumer reporting agencies, including with respect to their distribution of our products or our myFICO® offerings, or with a major customer or third-party distributor (including payment card processors), or the loss of or delay of significant revenues from these sources, could have a material adverse effect on our revenues and results of operations.
Our revenues depend, to a great extent, upon conditions in the banking (including consumer credit) industry. If our clients’ industry experiences uncertainty, demand for our products and services could decline and could adversely impact our business, financial condition, or results of operations.
During fiscal 2026, 92% of our revenues were derived from sales of products and services to the banking industry. Periods of global economic uncertainty historically have produced substantial stress, volatility, illiquidity, and disruption of global credit and other financial markets, including the bankruptcy, acquisition, or government assistance related to certain major domestic and international financial institutions. The potential for future stress and disruptions, including in connection with geopolitical tensions, military conflicts, trade policies and tariffs, inflationary pressures, and interest rate volatility, presents considerable risks to our businesses and operations. These risks include potential bankruptcies or credit deterioration of financial institutions, many of which are our customers. Such disruption would result in a decline in the revenue we receive from financial and other institutions. In addition, if consumer demand for financial services and products and the number of credit applications decrease, including due to interest rate changes or other factors, the demand for our products and services could also be materially reduced. These types of disruptions could lead to a decline in the volumes of products and services we provide our customers and could negatively impact our revenue and results of operations.
While the rate of account growth in the U.S. banking industry has been slow, we have generated most of our revenue growth in the banking industry by selling and cross-selling our products and services to large banks and other credit issuers. If the banking industry experiences contraction in the number of participating institutions, we may have fewer opportunities for revenue growth due to reduced or changing demand for our products and services that support customer-facing programs of our customers. In addition, industry contraction could affect the base of recurring revenues derived from contracts in which we are paid on a per-transaction basis as formerly separate customers combine their operations under one contract. There can be no assurance that we will be able to prevent future revenue contraction or effectively promote future revenue growth in our businesses.
While we expand our sales into international markets, the risks are greater as some of these markets have experienced and may in the future experience substantial disruption and we are less well-known in them.

We rely on relationships with third parties for technologies used in our products, and for marketing, distribution, deployment, and certain other services. If we experience difficulties in these relationships, including competition from these third parties, our future revenues may be adversely affected.
Our business relies on third-party technologies and service providers throughout the product lifecycle, from development to deployment to customers. In addition, we rely on distributors, resellers, or partners to market and distribute our products and we expect to continue expanding these relationships. We have recently expanded certain third-party relationships, including those related to product distribution activities and strategic product collaborations, and we intend to continue to invest in additional marketing, distribution, and other relationships, which may not be successful or may lead to operational, transitional, or other disruptions.
Failure of our existing or future technology suppliers to provide their products effectively or to perform their obligations as agreed could have a material adverse effect on our business, operating results, and financial condition. Failure of our existing or future distributors, resellers, or partners to generate significant revenues or otherwise perform their expected services or functions, demands by such distributors, resellers, or partners to change the terms on which they offer our products, or our failure to establish additional distribution, sales, and marketing relationships, could have a material adverse effect on our business, operating results, and financial condition. In addition, certain of our distributors, resellers, and partners currently compete with us and may compete with us in the future, either by developing competitive products themselves or by distributing competitive offerings. For example, our Scores segment relies on, among others, Experian, TransUnion, and Equifax for the distribution of certain products, and Experian, TransUnion, and Equifax have developed and are actively selling VantageScore to compete directly with our products. Competition from distributors, resellers, or other sales and marketing partners could materially adversely affect demand for our products and services.
In addition, due to our increasing reliance on third-party technology associated with our product development lifecycle, the failure of these relationships to have the results we expect or desire could have a material adverse effect on our business, operating results, and financial condition. Our strategic partnerships and other collaborations may not be successful, negatively impacting our sales and margins.
We rely upon proprietary technology rights, and if we are unable to protect them, our business could be harmed.
Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution, to protect our proprietary technology. These protections are limited, and our proprietary technology could be used by others without our consent. In addition, patents may not be issued with respect to our pending or future patent applications, and our issued patents may not be upheld as valid or may not prevent the development of competitive products. Any disclosure, loss, invalidity of, or failure to protect our intellectual property could negatively impact our competitive position and adversely affect our business. The extent to which our intellectual property rights can be protected differs by jurisdiction, and is rapidly evolving with respect to AI technologies. There can be no assurance that our protection of our intellectual property rights in the U.S. or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could harm our business, financial condition, or results of operations.
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
In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, database technologies, cloud-based technologies, AI-based offerings, and the use of the Internet. For example, AI technologies, including generative and agentic AI, and their use are currently undergoing rapid change. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, or if we fail to bring product enhancements or new product developments to market quickly enough, our products could rapidly become less competitive or obsolete. Our future success will depend, in part, upon our ability to:
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
Our reengineering efforts may adversely affect our growth prospects and profitability.
As part of our management approach, we pursue ongoing reengineering efforts designed to grow revenues through strategic resource allocation and improve profitability through cost reductions. These efforts may not be successful over the long term should we fail to reduce expenses or increase revenues to anticipated levels or at all. These efforts may also require us to make cash payments and incur charges, such as our recent plan of workforce reduction pursuant to which we incurred pre-tax charges of $27.3 million in the fourth quarter of fiscal 2026, substantially all of which are expected to result in future cash expenditures. If our reengineering efforts are not successful over the long term, our revenues, results of operations, and business may be adversely affected.
If we are unable to access new markets or develop new sales and distribution channels, our business and growth prospects could be adversely affected.
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
We have acquired, and may in the future acquire, companies, businesses, products, services, and technologies. Acquisitions involve significant risks and uncertainties, including:
•our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition, or integration activities;
•an acquisition may not further our business strategy as we expected, we may not successfully integrate acquired operations, systems, or technology, we may overpay for our investments, or we may otherwise fail to realize expected returns, which could adversely affect our business or operating results;
•we may be unable to retain the key employees, customers, and other business partners of the acquired operation;
•we may have difficulties entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;
•our operating results or financial condition may be adversely impacted by known or unknown contingent liabilities, other liabilities, or claims we assume in an acquisition or that are imposed on us as a result of an acquisition, including claims by government agencies or authorities, terminated employees, current or former customers, former stockholders, or other third parties;
•we could incur material charges in connection with the impairment of goodwill or other assets that we acquire;
•a company that we acquire may have experienced a security incident that it has yet to discover, investigate, and remediate, may have other cybersecurity vulnerabilities, or may have unsophisticated security measures, any of which we might not identify in a timely manner and which could spread more broadly to other parts of our company during the integration effort;
•we may incur material charges as a result of acquisition activities or costs incurred in combining and/or operating the acquired business that are greater than anticipated;
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
Because acquisitions are inherently risky, our transactions may not be successful and may have a material adverse effect on our business, results of operations, financial condition, or cash flows. Acquisitions of businesses having a significant presence outside the U.S. will increase our exposure to the risks of conducting operations in international markets.
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
•difficulties in the separation of operations, services, products, and personnel;
•failure to effectively transfer liabilities, contracts, facilities, and employees to a purchaser;
•divestiture terms that contain potential future purchase price adjustments or require that assets or liabilities be divested, managed, or run off separately;
•diversion of management's attention from our other businesses;
•the potential loss of key personnel;
•adverse effects on relationships with our customers, suppliers, or their businesses;
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
Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and lending activities. Health epidemics or disease outbreaks could impact the rate of spending on our solutions and could adversely affect our customers’ ability or willingness to purchase our products and services, cause prospective customers to change product selections or term commitments, delay or cancel their purchasing decisions, extend sales cycles, and potentially increase payment defaults, all of which could adversely affect our future revenues, results of operations, and overall financial performance.
Operational Risks
If our cybersecurity measures are compromised or unauthorized access to customer or consumer data is otherwise obtained, our products and services may be perceived as not being secure, customers may curtail or cease their use of our products and services, our reputation may be damaged, and we could incur significant liabilities.

Because our business involves the storage, transmission, and utilization of sensitive consumer and customer information, we routinely face cybersecurity and other security threats by technically sophisticated and well-resourced outside third parties, among others, attempting to access or steal the data we store. Many of our products are provided through the Internet. We are exposed to additional cybersecurity threats as we continue to migrate our software solutions and data from our legacy systems to cloud-based solutions, and as we increase the use of AI in our operations and solutions. We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting security vulnerabilities or sophisticated attack methods. These threats include social engineering attacks, phishing attacks, state-sponsored cyber-attacks, AI-generated attacks, industrial espionage, insider threats, denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud, or other cyber incidents. Advances in AI technology can allow for even minor security vulnerabilities to be detected and exploited by bad actors faster and in ways that existing industry-standard cybersecurity tools were not designed to detect and remediate. As a software and technology vendor, we may incorporate or distribute software or other materials from third parties. Attacks or other threats to our supply chain for such software and materials may impair our ability to verify the origin of such software and materials, and could result in our distribution of software or other materials that may cause harm to ourselves, our customers, or other third parties. In addition, increased attention on and use of AI technologies increase the risk of supply chain threats, cyber-attacks, and data breaches, which can occur more quickly, evolve more rapidly and become more sophisticated when AI is used. Further, the use of AI by our employees, whether authorized or unauthorized, increases the risk of inadvertent disclosure of our intellectual property and other proprietary information.
Cybersecurity breaches, including those that impact our third-party vendors and other security providers, could expose us to a risk of loss, the unauthorized disclosure of consumer or customer information, significant litigation, regulatory fines, penalties, loss of customers or reputational damage, indemnity obligations, and other liability. There can be no assurance that the programs, technologies, and processes that we have implemented in an effort to maintain the security and protection of our non-public information and that of our customers will be fully implemented, complied with, or effective. If our cybersecurity measures are breached as a result of third-party action, employee error, malfeasance or otherwise, resulting in unauthorized access to our systems or to consumer or customer information, sensitive data may be accessed, stolen, disclosed, or lost, our reputation may be damaged, our business may be adversely affected, and we could incur significant liability. Because the techniques used to obtain unauthorized access, disable or degrade service, or to sabotage systems change frequently and generally are not recognized until launched against a target, or even for some time after, we may be unable to anticipate these techniques, implement adequate preventative or detection measures, or remediate any cybersecurity incident on a timely or effective basis. In addition, a successful breach of our computer systems, software, networks, or other technology assets could remain undetected for an extended period of time, delaying our ability to contain the incident, mitigate its effects, and address the consequences.
Malicious third parties may conduct attacks designed to deny us, our customers, distributors, and vendors access to our systems and services, including through ransomware or other extortion-based attacks, and may demand payment to restore access or prevent the disclosure of sensitive information. Cybersecurity breaches affecting our vendors, distributors, customers, acquired companies, or us may trigger governmental notice requirements and public disclosures, resulting in negative publicity, regulatory investigations or enforcement actions, statutory damages, litigation by individuals or other parties, and other liabilities. We may also be affected by cybersecurity breaches experienced by customers that use our products on-premises, and those breaches may occur due to factors outside our control, including a customer’s failure to timely install updates and fixes to our products, vulnerabilities in a customer’s own cybersecurity measures, and other factors. Any cybersecurity breach, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to curtail or cease their use of our products and services, cause regulatory or industry changes that impact our products and services, or subject us to third-party lawsuits, regulatory fines, or other action or liability, all of which could materially and adversely affect our business and operating results.

If we experience business interruptions or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business, and financial condition.

Our ability to provide reliable products and services to our customers depends on the efficient and uninterrupted operation of our data centers, information technology, and communication systems, as well as those of our external service providers. Any disruption of or interference with our use of data centers, information technology, or communication systems of our external service providers could adversely affect our operations and our business. As our Software segment’s business continues to grow, our dependence on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption. These interruptions can include software or hardware malfunctions, communication failures, critical infrastructure failure, outages or other failures of third-party environments or service providers, or be due to defective updates, fires, floods, earthquakes, other extreme weather events or natural disasters, pandemics, war, terrorist acts or civil unrest, power losses, equipment failures, supply chain disruptions, computer viruses, denial-of-service or other cybersecurity attacks, employee or insider malfeasance, human error, and other events beyond our control. Any steps that we or our external service providers have taken to prevent or reduce disruption may not be sufficient to prevent an interruption of services and disaster recovery planning may not account for all eventualities.
An operational failure or outage in any of these systems, or damage to or destruction of these systems, that disrupts our services could result in loss of customers, damage to customer relationships, reduced revenues and profits, refunds of customer charges, and damage to our brand and reputation. Such events may also require us to incur substantial additional expense to repair or replace damaged equipment and recover any resulting data loss. Any one or more of the foregoing events could have a material adverse effect on our reputation, business, financial condition, cash flows, and results of operations.
The failure to recruit and retain qualified personnel could hinder our ability to successfully manage our business.
Our business strategy and future success depend, in large part, on our ability to attract and retain experienced sales, marketing, product management, software engineering, data science, AI, consulting, customer experience, and management personnel. The labor market for these individuals, particularly in the complex disciplines of enterprise platform sales, software engineering, data science, AI, and cybersecurity, is very competitive due to the limited availability of personnel with the necessary skills and understanding to build, sell, and support our complex products and it may become more competitive with general market growth. We cannot be certain that our compensation strategies will be perceived as competitive by current or prospective employees. This and other competitive factors could impair our ability to recruit and retain personnel. We have experienced difficulty in the past in recruiting and retaining qualified personnel, particularly in these intensely competitive and technical skill areas, and we may experience similar challenges in the future. These challenges may be heightened at times when we may need additional staff to support expanded research and development efforts, new customers, and/or increased customer needs. We may also recruit skilled technical professionals from other countries to work in the U.S., and from the U.S. and other countries to work abroad. Limitations imposed by current and changing immigration laws in the U.S. and abroad, and the availability of visas in the countries where we do business, could hinder our ability to attract and retain necessary qualified personnel and adversely affect our business and future operating results. There is a risk that, even if we invest significant resources in attempting to attract, train, and retain qualified personnel, we may not succeed in our efforts, which could harm our business. In addition, a decline in our stock price, such as we have recently experienced and may continue to experience, may adversely affect our ability to attract, retain, and motivate personnel, and may limit our ability to use equity and equity-based incentive plans for such purposes, potentially requiring us to use alternative forms of compensation.
The failure to obtain certain forms of data from our customers or others for our use in product development could harm our business.
Our business requires that we develop or obtain reliable sources of sufficient amounts of current and statistically relevant data to analyze transactions and update some of our products. In most cases, this data must be periodically updated and refreshed to enable our products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, which is generally collected by third parties and maintained in proprietary databases. Customers and key business partners provide us with the data we require to analyze transactions, report results, and build new models. Our business strategy depends, in part, on our ability to access additional sources and types of data to develop custom and proprietary analytic tools. If we fail to maintain sufficient data sourcing relationships with our customers and business partners, or if they decline to provide such data due to privacy, security, competitive, or regulatory concerns, or prohibitions or a lack of permission from their customers or partners, we could lose access to required data, which could impair our ability to develop, maintain, and enhance our products. If this were to happen, our development of new products might become less effective. We could also become subject to increased legislative, regulatory, or judicial restrictions or mandates on the collection, disclosure, transfer, or use of such data, particularly if such data is not collected by our providers in a manner that allows us to legally use the data. Third parties have asserted copyright and other intellectual property interests in this data, and these assertions, if successful, could prevent us from using this data. We may not be successful in maintaining our relationships with these external data source providers or in continuing to obtain data from them on acceptable terms or at all. Any interruption of our supply of data could materially adversely affect our business, financial condition, or results of operations.

Legal, Regulatory and Compliance Risks
Increased industry and regulatory focus on U.S. residential mortgage closing costs may limit our ability to implement price changes for FICO® Scores used in mortgage originations and thus limit the revenues and profitability of the FICO Score. If new laws, regulations, or other governmental action affecting the FICO Score or our other products, services, and solutions are implemented or carried out, it could adversely affect our business and results of operations.
There has been increased industry and regulatory focus in the U.S. related to the transparency and fairness of certain fees charged to consumers in connection with the closing of a residential mortgage loan, including fees for credit reports and credit scores. If new laws, regulations, or other governmental action limit the fees that can be charged for credit scores by us, consumer reporting agencies, or end users of our FICO® Scores, or impose other restrictions on the sale or distribution of credit scores, our ability to increase pricing for FICO Scores used in mortgage originations may be limited. Such limitations could adversely affect the revenues and profitability of the FICO Score and constrain the growth of our Scores business.
There has also been, and may continue to be, focus more broadly on laws and regulations in the U.S. related to our Scores business and the business of consumer reporting agencies, including by U.S. state and federal regulators, relating to policy concerns with regard to the operation of consumer reporting agencies, the sale and distribution of credit scores and credit reports, the use and accuracy of credit and alternative data, the use of credit scores and fair lending, and the use, transparency, and fairness of algorithms, AI, machine learning, and automated decision-making technology in business processes. The costs and other burdens of compliance with such laws and regulations, and with new or revised laws and regulations that may be implemented addressing these topics, could adversely impact the use and adoption of our solutions, reduce overall demand for them, and harm our business, financial condition, or results of operations.
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
Laws and governmental regulations affect how our business is conducted and, in some cases, subject us to the possibility of government supervision or enforcement and future lawsuits arising from our products and services. Laws and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services, and may require them to impose additional contractual obligations on us, exercise greater oversight, and perform more rigorous audits of their key service providers, including us. Laws and regulations in the U.S. and abroad that may affect our business and/or our current and prospective customers’ activities include, but are not limited to, those in the following significant regulatory areas:
•Privacy and security laws and regulations that limit the use and disclosure, require security procedures, or otherwise apply to the collection, processing, storage, use, and transfer of personal data of individuals (e.g., the U.S. Financial Services Modernization Act of 1999, also known as the Gramm Leach Bliley Act; U.S. state security breach notification laws and privacy laws; and the data protection laws of other countries such as the General Data Protection Regulation (the “GDPR”) in the European Union (“E.U.”) and the United Kingdom (“U.K.”));
•Laws and regulations relating to the privacy, security, and transmission of protected health information of individuals, including the Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009 (“HIPAA”), and the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their respective implementing regulations;
•Laws and regulations relating to the development, provision, and use of AI and automated decision-making technologies (e.g., the EU AI Act and U.S. state AI laws);
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

•Special requirements that may apply when we provide products or services directly or indirectly to U.S. federal, state, and local government agencies (e.g., the Privacy Act of 1974, the Internal Revenue Service’s Publication 4812, and the Federal Acquisition Regulation);
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
•Laws and regulations that apply to technology services and cloud-hosted services, and related digital and cyber resiliency, operational continuity, and data processing requirements, including contract termination rights (e.g., the EU Digital Operational Resilience Act, the EU Cyber Resilience Act, and the EU Data Act);
•Laws and regulations related to extension of credit to consumers through the Electronic Fund Transfers Act and Regulation E, as well as non‑governmental VISA and MasterCard electronic payment standards;
•Laws and regulations applicable to secondary market participants (e.g., Fannie Mae and Freddie Mac) that could have an impact on our scoring products and revenues, including 12 CFR Part 1254 (Validation and Approval of Credit Score Models) issued by the FHFA in accordance with Section 310 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (Public Law 115-174), and any regulations, standards, or criteria established pursuant to such laws or regulations, including the ongoing validation and approval of the use of the FICO® Score by Fannie Mae, Freddie Mac, and the FHFA;
•Laws and regulations applicable to our clients and their use of our customer communication services (e.g., the Telemarketing Sales Rule, Telephone Consumer Protection Act, the CAN-SPAM Act, the Fair Debt Collection Practices Act, and regulations promulgated thereunder, and similar state laws and similar laws in other countries);
•Laws and regulations applicable to our insurance clients and their use of our insurance products and services;
•Laws and regulations governing the use of the Internet and social media, telemarketing, advertising, endorsements, and testimonials;
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
•Laws and regulations that apply to the management or oversight of third parties (e.g., vendors, contractors, suppliers, and distributors); and
•Laws and regulations relating to the environmental, social, and sustainability practices of companies, including enhanced climate-related disclosure requirements from regulators, such as California’s climate disclosure rules and the E.U.’s Corporate Sustainability Reporting Directive.

Many U.S. and foreign jurisdictions have passed, or are currently contemplating, a variety of consumer protection, data privacy, and cyber and data security laws and regulations that may relate to our business or the business of our customers or affect the demand for our products and services. For example, the GDPR in the E.U. and the U.K. imposes strict obligations and restrictions on the collection and use of E.U. and U.K. personal data, and also on the transfer of such data to countries that have not been determined by the E.U. or the U.K. to provide adequate data privacy protections, unless there are additional approved transfer safeguards in place (such as the use of “standard contractual clauses” and the performance of appropriate data transfer impact assessments). Our implementation of processes to meet such requirements for affected data flows may involve additional compliance costs associated with maintaining appropriate regulatory certifications, performing any necessary assessments, engaging in contract negotiations with third parties, and implementing approved standard contractual clauses, and/or (if appropriate) localizing certain data processing activities. Furthermore, such data transfer restrictions, which may involve interpretive issues, may have an adverse impact on cross-border transfers of personal data and may subject us and our customers to additional scrutiny from E.U. or U.K. data protection authorities.
Numerous other countries have introduced and, in some cases, enacted, similar data privacy and cyber and data security laws.
The California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2023 (the “CPRA”), gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Numerous other U.S. states have passed similar privacy laws.
The EU AI Act, which establishes requirements for the provision and use of products that leverage AI systems, including in credit scoring, entered into force on August 1, 2024, with most provisions becoming effective in December 2026 and December 2027. Other countries, as well as the executive branch of the U.S. government and many U.S. states, are considering or have implemented laws, regulations, or standards applicable to the development, provision, and use of AI technologies in certain industries and contexts. For example, California has issued regulations under the CCPA and CPRA, and Colorado has passed a law and is issuing regulations, that govern the use of automated decision-making technology, including AI, to make certain significant or consequential decisions about individuals, including credit decisions. The California and Colorado laws are set to take effect in January 2027.
The costs and other burdens of compliance with such laws and regulations, along with the potential for increased regulatory actions, could negatively impact the use and adoption of our solutions and reduce overall demand for them. Additionally, concerns regarding data privacy and cyber and data security may cause our customers, or their customers and potential customers, to resist providing the data necessary to allow us to deliver our solutions effectively. Even the perception that the privacy or security of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties, or other liabilities. Any such decrease in demand or incurred fines, penalties, or other liabilities could have a material adverse effect on our business, results of operations, and financial condition.
In addition to existing laws and regulations, changes in the U.S. or foreign legislative, judicial, regulatory, or consumer environments could harm our business, financial condition, or results of operations. The laws and regulations above, and changes to them or their interpretation by the courts, could affect the demand for or profitability of our products, including scoring and consumer products. New laws and regulations pertaining to our customers could cause them to pursue new strategies, reducing the demand for our products. We expect there will continue to be an increased focus on laws and regulations related to our business and/or the business of our clients, including with regard to the operation of consumer reporting agencies, the collection, use, accuracy, correction, and sharing of personal information, credit scoring, the use of AI and machine learning, algorithmic accountability, and fair lending.

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
Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend, divert management's attention and resources, damage our reputation and brand, and cause us to incur significant expenses.
Global Operational Risks
Our operations outside the U.S. subject us to additional risks that may harm our business, financial condition, or results of operations.
A large portion of our revenues is derived from international sales. During fiscal 2026, 20% of our revenues was derived from business outside the U.S. As part of our growth strategy, we plan to continue to pursue opportunities outside the U.S., including opportunities in countries with economic systems that are in early stages of development and that may not mature sufficiently to result in growth for our business. Accordingly, our future operating results could be negatively affected by a variety of factors arising out of international commerce, some of which are beyond our control. These factors include:
•general economic and political conditions in countries where we sell our products and services;
•difficulty in staffing and efficiently managing our operations in multiple geographic locations and in various countries;
•effects of a variety of foreign laws and regulations, including restrictions on access to personal information;
•data privacy, consumer protection, and AI laws and regulations;
•import and export licensing requirements;
•longer payment cycles;
•difficulties in enforcing contracts and collecting accounts receivable;
•reduced protection for intellectual property rights;
•currency fluctuations;
•unfavorable tax rules or rulings;
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
There can be no assurance that we will be able to successfully address each of these challenges. Additionally, some of our business is conducted in currencies other than the U.S. dollar. Substantial movements in foreign exchange rates relative to the dollar could adversely impact our cash flows, results of operations, and financial position.
In addition to the risks associated with our international sales, we are subject to risks associated with maintaining research and development personnel in various international locations. We currently have a substantial portion of our product development staff in international locations, some of which have political and developmental risks. For example, a significant portion of our workforce is located in India, which may be subject to political, economic, regulatory, or other risks. If any of these risks materialize, our business could be adversely affected.
Material adverse developments in global economic conditions, or the occurrence of significant geopolitical or other world events, could affect demand for our products and services and harm our business.
Purchases of technology products and services and decisioning solutions are subject to adverse economic conditions. During periods of economic weakness, companies across many industries delay or reduce technology purchases, and we may experience softened demand for our decisioning solutions and other products and services. Global economic uncertainty has resulted in, and continues to contribute to, substantial stress, volatility, illiquidity, and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including geopolitical tensions, military conflicts, interest rate levels and volatility, inflation, actual or anticipated recessions, trade policies and tariffs, and political and governmental instability.

Economic uncertainty has and could continue to negatively affect the businesses and purchasing decisions of companies in the industries we serve. Such disruptions present considerable risks to our businesses and operations. As global economic conditions experience stress and negative volatility, including any stress or negative volatility related to the imposition of, or threatened imposition of, tariffs and retaliatory tariffs, economic sanctions, and increased trade tensions or if there is an escalation in regional or global conflicts, or terrorism, we may experience reductions in the number of available customers and in capital expenditures by our remaining customers, longer sales cycles, deferral or delay of purchase commitments for our products, and increased price competition. These factors may adversely affect our business, results of operations, and liquidity.
As a result of these conditions, risks and uncertainties, we may need to modify our strategies, businesses, or operations, and we may incur additional costs in order to compete in a changed business environment. Given the volatile nature of the global economic environment and the uncertainties underlying efforts to stabilize it, we may not timely anticipate or manage existing, new, or additional risks, as well as contingencies or developments, including regulatory developments and trends in new products and services. Our failure to do so could materially and adversely affect our business, financial condition, results of operations, and prospects.
Financial Risks
Our products have long and variable sales cycles. If we do not accurately predict these cycles, we may not forecast our financial results accurately, and our stock price could be adversely affected.
In our Software segment, the length of our sales cycles makes it difficult for us to predict the timing of sales and the quarter in which related revenue will be recognized. In addition, our selling approach is complex, as we look to sell multiple products and services across our customers’ organizations. This complexity makes forecasting of revenues in any given period more difficult. For example, the sales cycle of our products may extend beyond one year and as a result, revenues and operating results may vary significantly from period to period. Customers are often cautious in making decisions to acquire our products because such purchases typically involve a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform or changes in their operational procedures. This may cause customers, particularly those experiencing financial stress, to make purchasing decisions more cautiously. Delays in completing sales may also result from customers’ internal approval processes for significant capital expenditures and the testing and acceptance of our applications. Consequently, this increases the difficulty of predicting the timing of sales and the quarter in which they will occur, which may cause fluctuations in our revenues and operating results.
In our Scores segment, a majority of our revenues come from the sale of our Scores through partners. We have limited visibility into those sales until we receive royalty reports from those partners at the end of each billing period. In addition, the volume of our Scores sales depends heavily on macroeconomic conditions that are hard to forecast, including the volume of transactions in the U.S. mortgage and credit card markets, which account for a significant portion of the revenues in our Scores segment.
If we are unable to accurately forecast our revenues, our ability to plan, budget, or provide accurate guidance could be limited, and our stock price could be adversely affected.
Our financial results and key metrics fluctuate within each quarter and from quarter to quarter, making it difficult to predict our future revenue, annual recurring revenue (“ARR”), and financial results, which may cause us to miss analyst expectations and may cause the price of our common stock to decline.
Our quarterly financial results and key metrics have fluctuated in the past and may continue to fluctuate in the future, and therefore period-to-period comparisons should not be relied upon as an indication of future performance. These fluctuations could cause our stock price to change significantly or experience declines. We also may provide investors with quarterly and annual financial guidance that could prove to be inaccurate as a result of these fluctuations and other factors. In addition to the other risks described in these risk factors, some of the factors that could cause our financial results and key metrics to fluctuate include:
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
•the level of our operating expenses;
•changes in demand and competitive and other conditions in the consumer credit, banking, and insurance industries;

•regulatory and market developments potentially affecting the use of FICO Scores relative to competing credit score models, including VantageScore;
•interest rate levels and volatility, and inflation;
•fluctuations in domestic and international economic conditions;
•our ability to complete large installations, and to adopt and configure cloud-based and AI-based deployments, on schedule and within budget;
•announcements relating to litigation or regulatory matters;
•changes in senior management or key personnel;
•acquisition-related expenses and charges; and
•timing of orders for and deliveries of software systems.
Our operating expenses are based in part on our expectations for future revenue and many are fixed and cannot be quickly adjusted as revenue changes. Accordingly, any revenue shortfall below expectations has had, and may continue to have, an immediate and significant adverse effect on our operating results and profitability. Expenses that exceed our expectations or a failure to maintain rigorous cost controls could also adversely affect our profitability.

General Risk Factors
Our stock price has been subject to fluctuations, and may continue to fluctuate, or decline, regardless of our operating performance.
In recent months, following the announcements by the FHFA and HUD related to the authorized use by lenders in the U.S. mortgage market of VantageScore, our stock price has declined significantly, and it could continue to decline due to these or other announcements, or due to any increased use, or perceived increased use, of VantageScore over FICO Scores in the mortgage market. Further, in the past, our stock price has been subject to fluctuations due to a number of factors, including variations in our revenues and operating results. The financial markets have experienced, and may continue to experience, significant price and volume fluctuations that have particularly affected the stock prices of many technology companies and financial services companies. These fluctuations have at times been unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions, may negatively affect our business and could result in an impairment charge related to goodwill, which could adversely affect our results of operations and stock price.
If we experience changes in tax laws or adverse outcomes resulting from examination of our income tax returns, our results of operations could be adversely affected.
We are subject to federal, state, and foreign income taxes in the jurisdictions in which we operate. Significant judgment is required in determining our worldwide provision for income taxes. Our future effective tax rates could be adversely affected by changes in tax laws, by our ability to generate taxable income in foreign jurisdictions to utilize foreign tax losses, and by changes in the valuation of our deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from such examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the results of these examinations will not have an adverse effect on our operating results and financial condition.
Our anti-takeover defenses could make it difficult for another company to acquire control of FICO, thereby limiting the demand for our securities by certain types of purchasers or the price investors are willing to pay for our stock.
Certain provisions of our Restated Certificate of Incorporation, as amended, could make a merger, tender offer, or proxy contest involving us more difficult, even if such transactions would be beneficial to the interests of our stockholders. These provisions include giving our Board the ability to issue preferred stock and determine the rights and designations of the preferred stock at any time without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, a majority of our outstanding voting stock. These factors and certain provisions of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or otherwise delaying or preventing changes in control or changes in our management, including transactions in which our stockholders might otherwise receive a premium over the fair market value of our common stock.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers, violation of data privacy or security laws, and reputational harm.
Identifying and assessing cybersecurity risk is integrated into our overall enterprise risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and managed through a multi-faceted approach including third-party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend against, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including our consumer products) and implement appropriate changes.
We employ an experienced team of cybersecurity professionals with a variety of backgrounds, and we periodically engage third-party service providers to assist with assessing, identifying and managing cybersecurity risks. We seek to address material cybersecurity risks through a company-wide approach that assesses, ranks and prioritizes cybersecurity threats, vulnerabilities and issues as they are identified to maintain the confidentiality, integrity and availability of our information systems and the information that we collect and store. The Company’s cybersecurity policies, standards, processes and practices are informed by recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and an array of other applicable standards-setting bodies, which are integrated into a broader risk management framework and related processes. We also hold various security-related industry certifications and attestations that have been validated by external auditors, including: SOC 1, SOC 2 Type II, ISO 27001, CSA STAR Level 2, PCI-DSS and others.
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
Cybersecurity Governance
Management Oversight
Our management is responsible for identifying the various risks facing the Company, formulating risk management policies and procedures, and managing the Company’s risk exposures. The Company’s Chief Information Security Officer (“CISO”), who reports to the President, Software, is primarily responsible for the assessment and management of material risks from cybersecurity threats and for the design and implementation of our security program and strategy based on the mandate provided by the Board and senior management. The CISO has extensive experience in the management of cybersecurity risk management programs, having served in various leadership roles in information technology and information security for over 20 years, including serving as the Chief Security Officer of two other large public technology companies. We believe the Company’s business leaders, including the CISO, have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats.

The CISO, in coordination with other members of senior management, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company are tasked with addressing cybersecurity threats and responding to cybersecurity incidents. Through ongoing communications with these teams, the CISO and senior management are informed promptly about, and monitor the prevention, detection, investigation, mitigation and remediation of, cybersecurity threats and incidents. These teams are expected to operate pursuant to documented plans and playbooks that include processes for escalation of incidents to leadership and to the Audit Committee and the Board, as appropriate, based on the severity level of an incident. In addition, the Company periodically engages outside advisors and experts to assist with assessing, identifying and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk management environment.
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

Board Oversight
Our Board is responsible for monitoring the Company’s risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks. The Audit Committee of the Board is responsible for discussing with management the Company’s major risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. Accordingly, our internal risk management team regularly reports to the Audit Committee on our major risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. The Audit Committee, in turn, reports on the matters discussed at the committee level to the full Board.
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
Item 2. Properties
The Company’s headquarters are located in Bozeman, Montana. As of September 30, 2026, the Company leased office facilities in geographically dispersed locations primarily for corporate functions, sales, research and development, data centers and other purposes. The Company believes its existing facilities, which are used by both reportable segments, are in good operating condition and are suitable to meet operating needs.
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
On September 29, 2026, FICO and the plaintiffs entered into a term sheet memorializing the material terms of a proposed settlement of the lawsuits. In consideration of a cash payment by FICO to the plaintiffs of $65.0 million and certain compliance undertakings, the settlement would fully resolve all remaining claims asserted against FICO in the lawsuits. The proposed settlement does not include any admission of wrongdoing or liability by FICO, which denies any wrongdoing. We anticipate the parties will enter into definitive settlement agreements in the first quarter of fiscal 2027 reflecting the terms of the settlement as set forth in the term sheet. The settlement remains subject to final court approval, and there can be no assurance that the court will approve the proposed settlement. If final court approval is not obtained, FICO intends to vigorously defend against the remaining claims in these lawsuits.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange under the symbol: FICO. According to records of our transfer agent, at October 23, 2026, we had 194 stockholders of record of our common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2026 through July 31, 2026	230,130	$1,167.85	229,640	$499,999,978
August 1, 2026 through August 31, 2026	378	$1,101.51	—	$499,999,978
September 1, 2026 through September 30, 2026	254	$932.26	—	$499,999,978
	230,762	$1,167.48	229,640	$499,999,978

(1)Includes 1,122 shares delivered in satisfaction of the tax withholding obligations resulting from the vesting of restricted stock units held by employees during the quarter ended September 30, 2026.
(2)In June 2026, our Board of Directors approved a stock repurchase program (the “June 2026 program”), replacing our previously authorized February 2026 stock repurchase program, which was terminated prior to its expiration. The June 2026 program is open-ended and authorizes repurchases of shares of our common stock from time to time up to an aggregate cost of $2.0 billion in the open market, in negotiated transactions or through accelerated share repurchase programs. The June 2026 program remains in effect until the total authorized amount is expended or until further action by our Board of Directors. As part of the June 2026 program, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Wells Fargo Securities, Inc.. (“Wells Fargo Securities”) on June 5, 2026 to repurchase $1.5 billion of our common stock. Pursuant to the ASR Agreement, in June 2026 we paid $1.5 billion to Wells Fargo Securities and received an initial delivery of 1,055,103 shares of common stock, representing approximately 80 percent of the total shares expected to be repurchased under the ASR Agreement. In July 2026, we settled the ASR Agreement and received 229,640 additional shares. In total, 1,284,743 shares were repurchased under the ASR Agreement.

Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on September 30, 2021, in (a) the Company’s common stock, (b) the Standard & Poor’s 500 Stock Index and (c) the Standard & Poor’s 500 Application Software Index, in each case with reinvestment of dividends. Our past performance may not be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among FICO, the S&P 500 Index
and the S&P 500 Application Software Index

$600
$500
$400
$300
$200
$100
$0
9/21
9/22
9/23
9/24
9/25
9/26
FICO
S&P 500
S&P 500 Application Software

*$100 invested on 9/30/21 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following: a business overview that provides a high-level summary of our strategies and initiatives, highlights from fiscal year 2026 and key performance metrics for our Software segment; a more detailed analysis of our results of operations; our capital resources and liquidity, which discusses key aspects of our statements of cash flows, changes in our balance sheets and our financial commitments; and a summary of our critical accounting estimates that involve a significant level of estimation uncertainty. Our MD&A should be read in conjunction with Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Our MD&A focuses on discussion of year-over-year comparisons between fiscal 2026 and fiscal 2025. Discussion of fiscal 2024 results and year-over-year comparisons between fiscal 2025 and fiscal 2024 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
BUSINESS OVERVIEW
Strategies and Initiatives
In fiscal 2026, the FICO® Score continued to be the standard measure of consumer credit risk in the U.S., used by U.S. lenders for credit decisioning that connects lenders, investors, and consumers throughout the lending lifecycle. Through the FICO® Score 10T Free Access Program, more than 70 mortgage lenders are able to access FICO Score 10T, which also incorporates trended credit data, at no additional fee if they have paid for the Classic FICO® Score. In April 2026, the Federal Housing Finance Agency confirmed that FICO Score 10T was approved for future use in the conforming mortgage market served by Fannie Mae and Freddie Mac. On July 1, 2026, Fannie Mae and Freddie Mac took a further step toward implementation of FICO Score 10T by publishing historical data to support independent analytic evaluations. Independent analyses conducted during fiscal 2026 continued to demonstrate strong predictive performance for FICO Score 10T relative to competitor models. FICO Score 10T was also integrated into certain entities’ mortgage capital markets and pricing infrastructure, including Optimal Blue’s capital markets platform and LoanPASS’s pricing engine.
In fiscal 2026, the FICO® Mortgage Direct License Program was also announced, which will give tri-merge resellers, platform providers, and other third-party distributors a new option to calculate and distribute FICO Scores directly to their customers without relying on the three nationwide consumer reporting agencies as intermediaries. We also partnered with Plaid, a leading financial data network, to introduce a next-generation UltraFICO® Score, combining the trusted FICO Score with consumer-permissioned cash flow data.
The FICO® Score Mortgage Simulator was enhanced with new automated credit-planning features to help lenders, mortgage loan officers, and brokers better serve potential homebuyers. Industry-specific scores, such as FICO® Auto Score 10, continued to gain adoption during the year. FICO’s Score A Better Future® scaled the impact of free financial education workshops through expanded strategic partnerships and distribution channels, helping consumers better understand credit and the FICO Score. Our Lenders Leading Financial Inclusion program saw continued growth, working with financial institutions serving historically underserved communities to strengthen their capacity to serve a broader range of consumers. Internationally, we continued building on the successful blueprint established in prior years, such as our FICO Score launches in Kenya and Mongolia, as we pursue further expansion and development.
During fiscal 2026, the strategy for our Software segment continued to advance and drive growth through our platform-first products. We expanded our FICO® Platform reach, both by geography and customer type, by adding and expanding strategic relationships with several major global systems integrators, scaling distribution with our payment processor partners, and expanding scaled partner enablement and onboarding programs including FICO® Marketplace. We continue to innovate and bring the next generation of capabilities to FICO® Platform, demonstrating its value with new customers and expanding use cases with existing customers and partners. We announced newly-granted patents around advancing responsible AI, foundational models, blockchain governance, and applied intelligence technology. Additionally, we continue to expand our FICO® Educational Analytics Challenge program that was created to empower students and help educate the next generation of data scientists.
We also continued to enhance stockholder value by returning cash to stockholders through our stock repurchase program. During fiscal 2026, we repurchased 2.5 million shares at a total repurchase price of $3.1 billion.

Highlights from Fiscal 2026
•Total revenues were $2.5 billion during fiscal 2026, a 27% increase from fiscal 2025.
•Revenues for our Scores segment were $1.7 billion during fiscal 2026, a 41% increase from fiscal 2025.
•Annual Recurring Revenue for our Software segment as of September 30, 2026 was $850.9 million, a 14% increase from September 30, 2025.
•Dollar-Based Net Retention Rate for our Software segment was 112% as of September 30, 2026.
•Operating income was $1.3 billion during fiscal 2026, a 37% increase from fiscal 2025.
•Net income was $835.0 million during fiscal 2026, a 28% increase from fiscal 2025.
•Diluted EPS was $36.32 during fiscal 2026, a 37% increase from fiscal 2025.
•Cash flows from operating activities were $1.1 billion during fiscal 2026, compared with $778.8 million during fiscal 2025.
•In March 2026, we issued $1.0 billion of senior notes, the proceeds of which were used to make a payment against our revolving line of credit and to repay the $400 million of our senior notes due in May 2026. In June 2026, we amended our credit agreement to provide for a $1.5 billion term loan, the proceeds of which were used to fund an accelerated share repurchase agreement (“ASR Agreement”).
•Total debt balance was $5.3 billion as of September 30, 2026, compared with $3.1 billion as of September 30, 2025.
•Total share repurchases during fiscal 2026 were $3.1 billion, including $1.5 billion paid under the ASR Agreement, compared with $1.4 billion during fiscal 2025.
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
The following table summarizes our ACV Bookings during the periods indicated:

	Quarter Ended September 30,		Year Ended September 30,
	2026	2025	2026	2025
	(In millions)
Total on-premises and SaaS software	$44.7	$32.7	$139.9	$102.4
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
The following table summarizes our ARR for on-premises and SaaS software exiting each of the dates presented:

	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026
ARR	(In millions)
Platform (*)	$227.7	$234.7	$254.2	$263.6	$302.6	$348.8	$412.8	$452.6
Non-platform	501.6	479.9	484.9	483.7	463.4	440.0	403.0	398.3
Total	$729.3	$714.6	$739.1	$747.3	$766.0	$788.8	$815.8	$850.9

Percentage
Platform	31%	33%	34%	35%	40%	44%	51%	53%
Non-platform	69%	67%	66%	65%	60%	56%	49%	47%
Total	100%	100%	100%	100%	100%	100%	100%	100%

YoY Change
Platform	20%	17%	18%	16%	33%	49%	62%	72%
Non-platform	1%	(3)%	(2)%	(2)%	(8)%	(8)%	(17)%	(18)%
Total	6%	3%	4%	4%	5%	10%	10%	14%

(*) References to “platform” in this table and the table below refer to FICO platform software, which is a set of interoperable capabilities which use software assets owned and/or governed by FICO for building solutions and services which conform to FICO architectural standards based on key elements of Cloud Native Computing design principles. These standards encompass shared security context and access using FICO standard application programming interfaces.
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

The following table summarizes our DBNRR for on-premises and SaaS software exiting each of the dates presented:

	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026
DBNRR
Platform	112%	110%	115%	112%	122%	136%	148%	156%
Non-platform	100%	96%	97%	97%	91%	90%	82%	82%
Total	105%	102%	103%	102%	103%	109%	109%	112%
RESULTS OF OPERATIONS
We are organized into two reportable segments: Scores and Software. Although we sell solutions and services into a large number of end user product and industry markets, our reportable business segments reflect the primary method in which management organizes and evaluates internal financial information to make operating decisions and assess performance.
Segment revenues, operating income, and related financial information, including disaggregation of revenue, for the years ended September 30, 2026, 2025 and 2024 are set forth in Note 9 and Note 15 to the accompanying consolidated financial statements.
Revenues
The following tables set forth certain summary information on a segment basis related to our revenues for fiscal 2026, 2025 and 2024:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2026	2025	2024	2026 to 2025	2025 to 2024	2026 to 2025	2025 to 2024
	(In thousands)			(In thousands)
Scores	$1,652,222	$1,168,575	$919,650	$483,647	$248,925	41%	27%
Software	882,651	822,294	797,876	60,357	24,418	7%	3%
Total	$2,534,873	$1,990,869	$1,717,526	544,004	273,343	27%	16%

	Percentage of Revenues Year Ended September 30,
Segment	2026	2025	2024
Scores	65%	59%	54%
Software	35%	41%	46%
Total	100%	100%	100%

Scores
Scores segment revenues increased $483.6 million in fiscal 2026 from 2025 due to an increase of $473.6 million in our business-to-business scores revenue and an increase of $10.0 million in our business-to-consumer scores revenue. The increase in business-to-business scores revenue was primarily attributable to both a higher unit price and an increase in volume of mortgage origination scores. The increase in business-to-consumer scores revenue was primarily attributable to an increase in royalties derived from scores sold indirectly to consumers through credit reporting agencies.
Software
The following table provides information about disaggregated revenue for our Software segment by revenue types:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2026	2025	2024	2026 to 2025	2025 to 2024	2026 to 2025	2025 to 2024
	(In thousands)			(In thousands)
On-premises and SaaS software	$808,118	$740,145	$711,340	$67,973	$28,805	9%	4%
Professional services	74,533	82,149	86,536	(7,616)	(4,387)	(9)%	(5)%
Total	$882,651	$822,294	$797,876	60,357	24,418	7%	3%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2026	2025	2024	2026 to 2025	2025 to 2024	2026 to 2025	2025 to 2024
	(In thousands)			(In thousands)
Software recognized at a point in time (1)	$78,099	$90,238	$76,284	$(12,139)	$13,954	(13)%	18%
Software recognized over contract term (2)	730,019	649,907	635,056	80,112	14,851	12%	2%
Total	$808,118	$740,145	$711,340	$67,973	28,805	9%	4%

(1)Includes license portion of our on-premises subscription software and perpetual licenses, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
Software segment revenues increased $60.4 million in fiscal 2026 from 2025 due to a $68.0 million increase in our on-premises and SaaS software revenue, partially offset by a $7.6 million decrease in our professional services revenue. The increase in our on-premises and SaaS software revenue was primarily attributable to an increase in revenue recognized over time largely driven by SaaS growth for our Platform products, partially offset by a decrease in license revenue recognized at a point in time. The decrease in professional services revenue was primarily attributable to our strategy to emphasize higher-margin software over professional services.

Operating Expenses and Other Expense, Net
The following tables set forth certain summary information related to our consolidated statements of income and comprehensive income for fiscal 2026, 2025 and 2024:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
	2026	2025	2024	2026 to 2025	2025 to 2024	2026 to 2025	2025 to 2024
	(In thousands, except employees)			(In thousands, except employees)
Revenues	$2,534,873	$1,990,869	$1,717,526	$544,004	$273,343	27%	16%
Operating expenses:
Cost of revenues	351,480	353,722	348,206	(2,242)	5,516	(1)%	2%
Research and development	209,307	188,347	171,940	20,960	16,407	11%	10%
Selling, general and administrative	681,099	513,028	462,834	168,071	50,194	33%	11%
Amortization of intangible assets	—	—	917	—	(917)	—%	(100)%
Restructuring charges	27,293	10,922	—	16,371	10,922	150%	—%
Total operating expenses	1,269,179	1,066,019	983,897	203,160	82,122	19%	8%
Operating income	1,265,694	924,850	733,629	340,844	191,221	37%	26%
Interest expense, net	(223,314)	(133,647)	(105,638)	(89,667)	(28,009)	67%	27%
Other income, net	57,670	11,392	14,034	46,278	(2,642)	406%	(19)%
Income before income taxes	1,100,050	802,595	642,025	297,455	160,570	37%	25%
Provision for income taxes	265,083	150,649	129,214	114,434	21,435	76%	17%
Net income	$834,967	$651,946	$512,811	183,021	139,135	28%	27%
Number of employees at fiscal year-end	3,747	3,811	3,586	(64)	225	(2)%	6%

	Percentage of Revenues Year Ended September 30,
	2026	2025	2024
Revenues	100%	100%	100%
Operating expenses:
Cost of revenues	14%	18%	20%
Research and development	8%	9%	10%
Selling, general and administrative	27%	26%	27%
Amortization of intangible assets	—%	—%	—%
Restructuring charges	1%	1%	—%
Total operating expenses	50%	54%	57%
Operating income	50%	46%	43%
Interest expense, net	(9)%	(7)%	(6)%
Other income, net	2%	1%	1%
Income before income taxes	43%	40%	38%
Provision for income taxes	10%	7%	8%
Net income	33%	33%	30%

Cost of Revenues
Cost of revenues consists primarily of employee salaries, incentive compensation, and benefits for personnel directly involved in delivering software products, operating SaaS infrastructure, and providing support, implementation and consulting services; third-party hosting fees related to our SaaS services; overhead, facilities and data center costs; software royalty fees; consumer reporting agency data and processing services; outside services; and travel costs.
The fiscal 2026 over 2025 decrease in cost of revenues of $2.2 million was primarily attributable to a $9.9 million decrease in personnel and labor costs and a $2.1 million decrease in direct materials and other costs, partially offset by a $9.8 million increase in infrastructure and facilities costs. The decrease in personnel and labor costs was primarily attributable to decreased headcount. The decrease in direct materials and other costs was primarily attributable to decreased telecommunications costs that support FICO® Customer Communications Services revenue. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. Cost of revenues as a percentage of revenues decreased to 14% during fiscal 2026 from 18% during fiscal 2025, primarily due to increased sales of our higher-margin Scores products.
Research and Development
Research and development expenses include personnel and related overhead costs incurred in the development of new products and services, the enhancement and improvement of our existing products and services, and the research of mathematical and statistical models.
The fiscal 2026 over 2025 increase in research and development expenses of $21.0 million was primarily attributable to a $21.9 million increase in infrastructure and facilities costs and a $4.8 million increase in personnel and labor costs, partially offset by a $5.7 million decrease in outside services and other costs. The increase in infrastructure and facilities costs was primarily attributable to increased third-party data center hosting costs. The increase in personnel and labor costs was primarily attributable to increased incentive compensation costs and increased share-based compensation costs. The decrease in outside services and other costs was primarily attributable to decreased third-party contractor costs. Research and development expenses as a percentage of revenues decreased to 8% during fiscal 2026 from 9% during fiscal 2025.
Selling, General and Administrative
Selling, general and administrative expenses consist principally of employee salaries, incentive compensation, commissions, and benefits; advertising and other promotional expenses; travel costs; overhead costs; corporate facilities expenses; legal expenses; and business development expenses.
The fiscal 2026 over 2025 increase in selling, general and administrative expenses of $168.1 million was primarily attributable to a $68.3 million increase in personnel and labor costs, a $68.0 million increase in outside services costs, and a $31.8 million increase in marketing and other costs. The increase in personnel and labor costs was primarily attributable to increased headcount, increased share-based compensation costs, and increased incentive compensation costs. The increase in outside services costs was primarily attributable to a $65.0 million liability recorded in the fourth quarter of fiscal 2026 for a proposed settlement of the antitrust class action lawsuits, as described in Note 18 to the accompanying consolidated financial statements, and increased third-party consulting costs. The increase in marketing and other costs was primarily attributable to increased advertising and other promotional costs and increased business development costs. Selling, general and administrative expenses as a percentage of revenues increased to 27% during fiscal 2026 from 26% during fiscal 2025.
Restructuring Charges
During the fourth quarter of fiscal 2026, we incurred charges of $27.3 million in employee separation costs due to the elimination of approximately 15% of positions across the Company. Cash payments for the remaining employee separation costs will be paid by the end of fiscal 2027. During the fourth quarter of fiscal 2025, we incurred charges of $10.9 million in employee separation costs due to the elimination of 226 positions across the Company. Cash payments for these employee separation costs were paid before the end of fiscal 2026.
Interest Expense, Net
Interest expense includes interest on the senior notes issued in March 2026, May 2025, December 2021, December 2019, and May 2018, as well as interest and credit agreement fees on the revolving line of credit and term loans. On our consolidated statements of income and comprehensive income, interest expense is netted with interest income, which is derived primarily from the investment of funds in excess of our immediate operating requirements.

The fiscal 2026 over 2025 increase in interest expense, net of $89.7 million was primarily attributable to a higher average outstanding debt balance during fiscal 2026. The higher average debt balance was primarily attributable to the $1.5 billion of 2025 Senior Notes (as defined below) and the $1.0 billion of 2026 Senior Notes (as defined below).
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
The fiscal 2026 over 2025 increase in other income, net of $46.3 million was primarily attributable to a non-operating gain related to the sale of an equity investment in which we had a minority interest, partially offset by foreign exchange losses incurred during fiscal 2026, compared to foreign exchange gains incurred during fiscal 2025, resulting from remeasurement of foreign-currency-denominated receivables and cash balances held by our various reporting entities into their respective functional currencies at period-end market rates, net of the impact of offsetting foreign currency forward contracts.
Provision for Income Taxes
Our effective income tax rates were 24.1%, 18.8% and 20.1% in fiscal 2026, 2025 and 2024, respectively.
The increase in our effective tax rate in fiscal 2026 compared to fiscal 2025 was due to a decrease in excess tax benefits related to share-based compensation.
Operating Income
The following tables set forth certain summary information on a segment basis related to our operating income for fiscal 2026, 2025 and 2024:

	Year Ended September 30,			Period-to-Period Change		Period-to-Period Percentage Change
Segment	2026	2025	2024	2026 to 2025	2025 to 2024	2026 to 2025	2025 to 2024
	(In thousands)			(In thousands)
Scores	$1,489,862	$1,026,243	$813,354	$463,619	$212,889	45%	26%
Software	249,621	247,694	257,529	1,927	(9,835)	1%	(4)%
Total segment operating income	1,739,483	1,273,937	1,070,883	465,546	203,054	37%	19%
Unallocated corporate expenses	(261,039)	(181,498)	(186,898)	(79,541)	5,400	44%	(3)%
Unallocated share-based compensation	(185,457)	(156,667)	(149,439)	(28,790)	(7,228)	18%	5%
Unallocated amortization expense	—	—	(917)	—	917	—%	(100)%
Unallocated restructuring charges	(27,293)	(10,922)	—	(16,371)	(10,922)	150%	—%
Operating income	$1,265,694	$924,850	$733,629	340,844	191,221	37%	26%
Scores

	Year Ended September 30,			Percentage of Revenues
	2026	2025	2024	2026	2025	2024
	(In thousands)
Segment revenues	$1,652,222	$1,168,575	$919,650	100%	100%	100%
Segment operating expenses	(162,360)	(142,332)	(106,296)	(10)%	(12)%	(12)%
Segment operating income	$1,489,862	$1,026,243	$813,354	90%	88%	88%

Software

	Year Ended September 30,			Percentage of Revenues
	2026	2025	2024	2026	2025	2024
	(In thousands)
Segment revenues	$882,651	$822,294	$797,876	100%	100%	100%
Segment operating expenses	(633,030)	(574,600)	(540,347)	(72)%	(70)%	(68)%
Segment operating income	$249,621	$247,694	$257,529	28%	30%	32%
The fiscal 2026 over 2025 increase in operating income of $340.8 million was primarily attributable to a $544.0 million increase in segment revenues, partially offset by a $79.5 million increase in corporate expenses, a $78.5 million increase in segment operating expenses, a $28.8 million increase in share-based compensation cost, and a $16.4 million increase in restructuring charges.
At the segment level, the $465.5 million increase in segment operating income was the result of a $463.6 million increase in our Scores segment operating income and a $1.9 million increase in our Software segment operating income.
The $463.6 million increase in our Scores segment operating income was attributable to a $483.6 million increase in segment revenue, partially offset by a $20.0 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Scores increased to 90% from 88%, primarily due to higher business-to-business scores revenue driven by both a higher unit price and an increase in volume of mortgage origination scores.
The $1.9 million increase in our Software segment operating income was attributable to a $60.4 million increase in segment revenue, partially offset by a $58.5 million increase in segment operating expenses. Segment operating income as a percentage of segment revenue for Software decreased to 28% from 30%, primarily attributable to the increases in third-party data center hosting costs and a decrease in sales of higher-margin software recognized at a point in time.
CAPITAL RESOURCES AND LIQUIDITY
Outlook
As of September 30, 2026, we had $217.6 million in cash and cash equivalents, which included $165.9 million held by our foreign subsidiaries. We believe our cash and cash equivalents balances, including those held by our foreign subsidiaries, as well as available borrowings from our $1.0 billion revolving line of credit and anticipated cash flows from operating activities, will be sufficient to fund our working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future, including the $337.5 million principal payments due on our term loan over the next 12 months. Under our current financing arrangements, we have no other significant debt obligations maturing over the next 12 months. For jurisdictions outside the U.S. where cash may be repatriated in the future, the Company expects the net impact of any repatriations to be immaterial to the Company’s overall tax liability.
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

Summary of Cash Flows

	Year Ended September 30,
	2026	2025	2024
	(In thousands)
Cash provided by (used in):
Operating activities	$1,072,065	$778,807	$632,964
Investing activities	(45,401)	(43,719)	(27,993)
Financing activities	(941,129)	(750,329)	(592,923)
Effect of exchange rate changes on cash	(2,072)	(1,290)	1,841
Increase (decrease) in cash and cash equivalents	$83,463	$(16,531)	$13,889
Cash Flows from Operating Activities
Our primary method for funding operations and growth has been through cash flows generated from operating activities. Net cash provided by operating activities totaled $1.1 billion in fiscal 2026 compared to $778.8 million in fiscal 2025. The $293.3 million increase was attributable to a $183.0 million increase in net income, a $69.8 million increase that resulted from timing of receipts and payments in our ordinary course of business, and a $40.5 million increase in non-cash items.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $45.4 million in fiscal 2026 compared to $43.7 million in fiscal 2025. The $1.7 million increase was attributable to a $12.8 million increase in purchases of other investments and a $5.1 million increase in capitalized internal-use software costs, partially offset by a $9.4 million increase in proceeds from sales, net of purchases, of marketable securities and a $6.8 million decrease in purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities totaled $941.1 million in fiscal 2026 compared to $750.3 million in fiscal 2025. The $190.8 million increase was primarily attributable to a $1.6 billion increase in repurchases of common stock (including the $1.5 billion paid under the ASR Agreement in fiscal 2026), a $500.0 million decrease in proceeds from issuance of senior notes, and the $400.0 million repayment of 2018 Senior Notes (as defined below), partially offset by a $2.2 billion increase in proceeds, net of payments, from the revolving line of credit and term loans, and a $92.0 million decrease in taxes paid related to net share settlement of equity awards.
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
As of September 30, 2026, we had $500.0 million remaining under the June 2026 program. During fiscal 2026, we expended $3.1 billion under the June 2025 program, the February 2026 program, and the June 2026 program, as applicable, including $1.5 billion under the ASR Agreement entered into as part of the June 2026 program. Under the ASR Agreement, in June 2026 we received an initial delivery of 1,055,103 shares of common stock, representing approximately 80 percent of the total shares expected to be repurchased under the ASR Agreement. In July 2026, we settled the ASR Agreement and received 229,640 additional shares. In total, 1,284,743 shares were repurchased under the ASR Agreement. During fiscal 2025, we expended $1.4 billion under the June 2025 program and previously authorized stock repurchase programs, as applicable.

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
As of September 30, 2026, we had $700.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.873% and $1.2 billion in outstanding balance of the term loan at an interest rate of 5.761%, and we were in compliance with all financial covenants under the credit agreement.
Senior Notes
On May 8, 2018, we issued $400.0 million of senior notes in a private offering to qualified institutional investors (the “2018 Senior Notes”). The 2018 Senior Notes required interest payments semi-annually at a rate of 5.25% per annum and were to mature on May 15, 2026. On March 26, 2026, prior to the maturity date, we repaid in full the 2018 Senior Notes, utilizing proceeds from the issuance of the 2026 Senior Notes (as defined below). On December 6, 2019, we issued $350.0 million of senior notes in a private offering to qualified institutional investors (the “2019 Senior Notes”). The 2019 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028. On December 17, 2021, we issued $550.0 million of additional senior notes of the same class as the 2019 Senior Notes in a private offering to qualified institutional investors (the “2021 Senior Notes”). The 2021 Senior Notes require interest payments semi-annually at a rate of 4.00% per annum and will mature on June 15, 2028, the same date as the 2019 Senior Notes. On May 13, 2025, we issued $1.5 billion of senior notes in a private offering to qualified institutional investors (the “2025 Senior Notes”). The 2025 Senior Notes require interest payments semi-annually at a rate of 6.00% per annum and will mature on May 15, 2033. On March 20, 2026, we issued $1.0 billion of senior notes in a private offering to qualified institutional investors (the “2026 Senior Notes,” and collectively with the 2018 Senior Notes, the 2019 Senior Notes, the 2021 Senior Notes, and the 2025 Senior Notes, the “Senior Notes”). The 2026 Senior Notes require interest payments semi-annually at a rate of 6.25% per annum and will mature on September 15, 2034. The indentures for the Senior Notes contain certain covenants typical of unsecured obligations. As of September 30, 2026, the carrying value of the Senior Notes was $3.4 billion and we were in compliance with all financial covenants under these obligations.

Contractual Obligations
The following table presents a summary of our contractual obligations at September 30, 2026:

	Year Ending September 30,					Thereafter	Total
	2027	2028	2029	2030	2031
	(In thousands)
Senior Notes (1)	$—	$900,000	$—	$—	$—	$2,500,000	$3,400,000
Revolving line of credit and term loan (1)	337,500	847,500	—	700,000	—	—	1,885,000
Interest due on Senior Notes	188,500	188,500	152,500	152,500	152,500	367,500	1,202,000
Operating lease obligations	10,614	8,850	6,729	2,491	1,640	1,002	31,326
Finance lease obligations	2,562	501	—	—	—	—	3,063
Purchase obligations (2)	69,701	84,529	73,066	65,273	—	—	292,569
Unrecognized tax benefits (3)	—	—	—	—	—	—	21,133
Total commitments	$608,877	$2,029,880	$232,295	$920,264	$154,140	$2,868,502	$6,835,091

(1)Represents the unpaid principal payments due under the Senior Notes, revolving line of credit, and term loan.
(2)Represents purchase obligations primarily consisting of commitments to purchase certain services. For services that have been delivered under these arrangements as of September 30, 2026, we recorded related liabilities within accounts payable or other accrued liabilities on our consolidated balance sheet, which are excluded from the purchase obligations amount.
(3)Represents unrecognized tax benefits related to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the section of the table showing payment by fiscal year.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in conformity with U.S. GAAP. These accounting principles require management to make certain judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to revenue recognition, goodwill resulting from business combinations – impairment assessment, share-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences could be material to our financial condition and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.
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
Goodwill — Impairment Assessment
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and liabilities assumed in business combinations. We assess goodwill for impairment for each of our reporting units on an annual basis during our fourth fiscal quarter using a July 1 measurement date unless circumstances require a more frequent measurement.
We have determined that our reporting units are the same as our reportable segments. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the quantitative impairment test. Events and circumstances we consider in performing the qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the quantitative impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Alternatively, we may bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing the goodwill quantitative impairment test.
As discussed above, while we believe that the assumptions and estimates utilized were appropriate based on the information available to management, different assumptions, judgments and estimates could materially affect our impairment assessments for our goodwill. For the periods presented, we have not experienced significant changes to our estimates and judgments related to our goodwill impairment assessment. We believe our projected operating results and cash flows would need to be significantly less favorable to have a material impact on our impairment assessment. However, based upon our historical experience with operations, we do not believe there is a reasonable likelihood of a significant change in our projections.

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
Contingencies and Litigation
We are subject to various proceedings, lawsuits and claims relating to products and services, technology, labor, stockholder and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. If the potential loss is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. If the potential loss is considered less than probable or the amount cannot be reasonably estimated, disclosure of the matter is considered. The amount of loss accrual or disclosure, if any, is determined after analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. Due to uncertainties related to these matters, accruals or disclosures are based on the best information available at the time. Significant judgment is required in both the assessment of likelihood and in the determination of a range of potential losses. Revisions in the estimates of the potential liabilities have had, and in the future could have, a material impact on our consolidated financial position or consolidated results of operations. For the periods presented, except as noted below, we have not experienced significant changes to our estimates and judgments related to the assessment of likelihood and in the determination of a range of potential losses.
During the fourth quarter of fiscal 2026, as a result of the term sheet we entered into on September 29, 2026 to settle the antitrust lawsuits described in Part I, Item 3 “Legal Proceedings,” and Note 18, “Contingencies,” we revised our assessment of those lawsuits. We had previously not considered a loss probable and had concluded that any reasonably possible loss was not material. We have now concluded, based on the proposed settlement terms, that a loss is probable and reasonably estimable, and therefore we have recorded an accrual of $65.0 million included in selling, general and administrative expenses for the fourth quarter. The settlement remains subject to court approval.

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
Interest Rate
We maintain an investment portfolio consisting of bank deposits and bank time deposits. The funds provide daily liquidity and may be subject to interest rate risk and fall in value if market interest rates increase. We do not expect our operating expenses to be affected to any significant degree by a sudden change in market interest rates. The following table presents the principal amounts and related weighted-average yields for our investments with interest rate risk at September 30, 2026 and 2025:

	September 30, 2026			September 30, 2025
	Cost Basis	Carrying Amount	Average Yield	Cost Basis	Carrying Amount	Average Yield
	(Dollars in thousands)
Cash and cash equivalents	$217,599	$217,599	2.50%	$134,136	$134,136	1.77%
The fair value of the Senior Notes may increase or decrease due to various factors, including fluctuations in market interest rates and fluctuations in general economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity” for additional information on the Senior Notes. The following table presents the face values and fair values for the Senior Notes at September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$—	—	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	859,500	900,000	875,250
The 2025 Senior Notes	1,500,000	1,335,000	1,500,000	1,518,750
The 2026 Senior Notes	1,000,000	887,500	—	—
Total	$3,400,000	$3,082,000	$2,800,000	$2,793,500
We have interest rate risk with respect to our unsecured revolving line of credit and term loan. Interest rates on amounts borrowed under the revolving line of credit and term loan are based on (i) an adjusted base rate, which is the greatest of (a) the prime rate, (b) the Federal Funds rate plus 0.5%, and (c) the Daily Simple Secured Overnight Financing Rate (“SOFR”) plus 1%, plus, in each case, an applicable margin, (ii) the Daily Simple SOFR plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement), or (iii) term SOFR (without a credit spread adjustment) plus an applicable margin (or, if such rate is no longer available, a successor benchmark rate determined in accordance with the terms of the credit agreement). The applicable margin for base rate borrowings and for SOFR borrowings for the loans under the credit agreement is determined based on our consolidated leverage ratio. The applicable margin for loans under the revolving line of credit for base rate borrowings ranges from 0% to 1% per annum and for SOFR borrowings ranges from 1% to 2% per annum. The applicable margin for the term loan for base rate borrowings ranges from 0.5% to 1.25% per annum and for SOFR borrowings ranges from 1.5% to 2.25% per annum. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows, but does not impact the fair value of the instrument. As of September 30, 2026, we had $700.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.873% and $1.2 billion in outstanding balance of the term loan at an interest rate of 5.761%.

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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2026 and 2025:

	September 30, 2026
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,900	$6,700	—
Buy foreign currency:
British pound (GBP)	GBP	8,029	$10,700	—
Singapore dollar (SGD)	SGD	8,756	$6,900	—

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
	(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	—
Singapore dollar (SGD)	SGD	8,087	$6,300	—
The foreign currency forward contracts were entered into on September 30, 2026 and 2025; therefore, their fair value was $0 at each of these dates.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of
Fair Isaac Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fair Isaac Corporation and subsidiaries (the "Company") as of September 30, 2026 and 2025, the related consolidated statements of income and comprehensive income, stockholders' deficit, and cash flows, for each of the three years in the period ended September 30, 2026, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of operations and cash flows for each of the three years in the period ended September 30, 2026, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
November 6, 2026

We have served as the Company’s auditor since 2004.

FAIR ISAAC CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2026	2025
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$217,599	$134,136
Accounts receivable, net	602,946	529,148
Prepaid expenses and other current assets	91,126	41,881
Total current assets	911,671	705,165
Marketable securities	51,714	54,625
Property and equipment, net	97,142	67,713
Operating lease right-of-use assets	26,418	26,213
Goodwill	791,867	783,340
Deferred income taxes	95,663	118,553
Other assets	100,547	112,524
Total assets	$2,075,022	$1,868,133
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$34,672	$32,315
Accrued compensation and employee benefits	122,267	115,369
Other accrued liabilities	203,181	114,618
Deferred revenue	222,074	187,372
Current maturities on debt	337,500	399,541
Total current liabilities	919,694	849,215
Long-term debt	4,921,604	2,656,150
Operating lease liabilities	18,816	19,187
Other liabilities	88,119	89,365
Total liabilities	5,948,233	3,613,917
Commitments and contingencies
Stockholders’ deficit:
Preferred stock ($0.01 par value; 1,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value; 200,000 shares authorized, 88,857 shares issued and 21,381 and 23,764 shares outstanding at September 30, 2026 and September 30, 2025, respectively)	214	238
Additional paid-in-capital	1,372,493	1,331,120
Treasury stock, at cost (67,476 and 65,093 shares at September 30, 2026 and September 30, 2025, respectively)	(10,539,162)	(7,537,908)
Retained earnings	5,387,783	4,552,816
Accumulated other comprehensive loss	(94,539)	(92,050)
Total stockholders’ deficit	(3,873,211)	(1,745,784)
Total liabilities and stockholders’ deficit	$2,075,022	$1,868,133
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2026	2025	2024
	(In thousands, except per share data)
Revenues:
On-premises and SaaS software	$808,118	$740,145	$711,340
Professional services	74,533	82,149	86,536
Scores	1,652,222	1,168,575	919,650
Total revenues	2,534,873	1,990,869	1,717,526
Operating expenses:
Cost of revenues	351,480	353,722	348,206
Research and development	209,307	188,347	171,940
Selling, general and administrative	681,099	513,028	462,834
Amortization of intangible assets	—	—	917
Restructuring charges	27,293	10,922	—
Total operating expenses	1,269,179	1,066,019	983,897
Operating income	1,265,694	924,850	733,629
Interest expense, net	(223,314)	(133,647)	(105,638)
Other income, net	57,670	11,392	14,034
Income before income taxes	1,100,050	802,595	642,025
Provision for income taxes	265,083	150,649	129,214
Net income	834,967	651,946	512,811
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,489)	(421)	10,516
Comprehensive income	$832,478	$651,525	$523,327
Earnings per share:
Basic	$36.52	$26.90	$20.78
Diluted	$36.32	$26.54	$20.45
Shares used in computing basic earnings per share:
Basic	22,863	24,239	24,676
Diluted	22,988	24,561	25,079

See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended September 30, 2026, 2025 and 2024

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
(In thousands)	Shares	Par Value
Balance at September 30, 2023	24,770	$248	$1,350,713	$(5,324,865)	$3,388,059	$(102,145)	$(687,990)
Share-based compensation	—	—	149,439	—	—	—	149,439
Issuance of treasury stock under employee stock plans	228	2	(133,580)	19,395	—	—	(114,183)
Repurchases of common stock	(606)	(6)	—	(833,266)	—	—	(833,272)
Net income	—	—	—	—	512,811	—	512,811
Foreign currency translation adjustments	—	—	—	—	—	10,516	10,516
Balance at September 30, 2024	24,392	244	1,366,572	(6,138,736)	3,900,870	(91,629)	(962,679)
Share-based compensation	—	—	156,667	—	—	—	156,667
Issuance of treasury stock under employee stock plans	205	2	(192,119)	20,347	—	—	(171,770)
Repurchases of common stock	(833)	(8)	—	(1,419,519)	—	—	(1,419,527)
Net income	—	—	—	—	651,946	—	651,946
Foreign currency translation adjustments	—	—	—	—	—	(421)	(421)
Balance at September 30, 2025	23,764	238	1,331,120	(7,537,908)	4,552,816	(92,050)	(1,745,784)
Share-based compensation	—	—	185,457	—	—	—	185,457
Issuance of treasury stock under employee stock plans	131	1	(105,768)	16,142	—	—	(89,625)
Repurchases of common stock	(2,514)	(25)	(38,316)	(3,017,396)	—	—	(3,055,737)
Net income	—	—	—	—	834,967	—	834,967
Foreign currency translation adjustments	—	—	—	—	—	(2,489)	(2,489)
Balance at September 30, 2026	21,381	$214	$1,372,493	$(10,539,162)	$5,387,783	$(94,539)	$(3,873,211)
See accompanying notes.

FAIR ISAAC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2026	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$834,967	$651,946	$512,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,718	14,952	13,827
Share-based compensation	185,457	156,667	149,439
Deferred income taxes	23,649	(32,486)	(27,330)
Net gain on marketable securities	(2,195)	(5,024)	(9,834)
Non-cash operating lease costs	9,572	9,604	12,423
Provision of doubtful accounts	—	1,485	1,675
Gain on sale of equity investment	(47,927)	—	—
Net loss on sales and abandonment of property and equipment	608	210	438
Changes in operating assets and liabilities:
Accounts receivable	(62,346)	(100,377)	(34,144)
Prepaid expenses and other assets	(1,496)	610	(14,034)
Accounts payable	2,365	9,849	3,316
Accrued compensation and employee benefits	7,187	10,065	3,195
Other liabilities	72,896	31,566	7,216
Deferred revenue	32,610	29,740	13,966
Net cash provided by operating activities	1,072,065	778,807	632,964
Cash flows from investing activities:
Purchases of property and equipment	(2,140)	(8,922)	(8,884)
Capitalized internal-use software costs	(35,550)	(30,485)	(16,667)
Proceeds from sales of marketable securities	20,795	2,184	15,930
Purchases of marketable securities	(15,696)	(6,496)	(18,372)
Purchases of other investments	(12,810)	—	—
Net cash used in investing activities	(45,401)	(43,719)	(27,993)
Cash flows from financing activities:
Proceeds from revolving line of credit and term loans	3,095,000	725,000	947,000
Payments on revolving line of credit and term loans	(1,485,000)	(1,368,750)	(602,000)
Proceeds from issuance of senior notes	1,000,000	1,500,000	—
Payments on senior notes	(400,000)	—	—
Payments on debt issuance costs	(12,063)	(17,163)	(706)
Payments on finance leases	(3,450)	(3,144)	(1,333)
Proceeds from issuance of treasury stock under employee stock plans	22,939	32,823	25,006
Taxes paid related to net share settlement of equity awards	(112,564)	(204,593)	(139,188)
Repurchases of common stock, inclusive of excise tax	(3,045,991)	(1,414,502)	(821,702)
Net cash used in financing activities	(941,129)	(750,329)	(592,923)
Effect of exchange rate changes on cash	(2,072)	(1,290)	1,841
Increase (decrease) in cash and cash equivalents	83,463	(16,531)	13,889
Cash and cash equivalents, beginning of year	134,136	150,667	136,778
Cash and cash equivalents, end of year	$217,599	$134,136	$150,667
Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds of $8,555, $8,649 and $859 during the years ended September 30, 2026, 2025 and 2024, respectively	$226,367	$162,089	$133,716
Cash paid for interest	$224,366	$103,564	$106,388
Supplemental disclosures of non-cash investing and financing activities:
Unsettled repurchases of common stock, inclusive of excise tax accrued, but not yet paid	$28,162	$18,416	$13,391
Purchase of property and equipment included in accounts payable	$110	$47	$62
Finance lease obligation incurred	$—	$—	$11,740
Receivable from sale of equity investment	$47,927	$—	$—
See accompanying notes.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
1. Nature of Business and Summary of Significant Accounting Policies
Fair Isaac Corporation
Fair Isaac Corporation (NYSE: FICO) (together with its consolidated subsidiaries, the “Company,” which may also be referred to in this report as “we,” “us,” “our,” or “FICO”) is a global analytics software leader. We were founded in 1956 on the premise that data, used intelligently, can improve business decisions. Today, FICO’s software and the widely used FICO® Score operationalize analytics, enabling thousands of businesses in more than 70 countries to uncover new opportunities, make timely decisions that matter, and execute them at scale. Most leading banks and credit card issuers rely on our solutions, as do insurers, retailers, telecommunications providers, automotive lenders, consumer reporting agencies, public agencies, and organizations in other industries. We also serve consumers through online services that enable people to access and understand their FICO Scores — the standard measure of consumer credit risk in the United States (“U.S.”) — empowering them to increase financial literacy and manage their financial health.
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
Fair Value of Financial Instruments
The fair value of certain of our financial instruments, including cash and cash equivalents, receivables, other current assets, accounts payable, accrued compensation and employee benefits, other accrued liabilities and amounts outstanding under our revolving line of credit and term loan, approximate their carrying amounts because of the short-term maturity of these instruments. The fair values of our cash and cash equivalents and marketable securities investments are disclosed in Note 3. The fair value of our derivative instruments is disclosed in Note 4. The fair value of our senior notes is disclosed in Note 7.
Investments
We categorize our investments in debt and equity instruments as trading, available-for-sale or held-to-maturity at the time of purchase. Trading securities are carried at fair value with unrealized gains or losses included in other income, net. Available-for-sale securities are carried at fair value measurements using quoted prices in active markets for identical assets or liabilities with unrealized gains or losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are carried at amortized cost. Dividends and interest income are accrued as earned. Realized gains and losses are determined on a specific identification basis and are included in other income, net. We review marketable securities for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. We did not classify any securities as held-to-maturity or available-for-sale during each of the three years ended September 30, 2026, 2025 and 2024. Investments with remaining maturities over one year are classified as long-term investments.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
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
The cost and accumulated depreciation and amortization for property and equipment sold, retired or otherwise disposed of are removed from the applicable accounts, and resulting gains or losses are recorded in our consolidated statements of income and comprehensive income. Depreciation and amortization on property and equipment totaled $10.6 million, $10.7 million and $9.4 million during fiscal 2026, 2025 and 2024, respectively.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
We have determined that our reporting units are the same as our reportable segments. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the quantitative impairment test. Events and circumstances we consider in performing the qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, share price fluctuations, and the operational stability and overall financial performance of the reporting units. If we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the quantitative impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Alternatively, we may bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing the goodwill quantitative impairment test.
For fiscal 2026, 2025 and 2024, we performed a qualitative analysis for our annual assessment of goodwill impairment. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of either of our reporting units was less than their carrying amounts. Consequently, we did not perform a quantitative impairment test and determined goodwill was not impaired for either of our reporting units for fiscal 2026, 2025 and 2024.
Our other long-lived assets are assessed for potential impairment when there is evidence that events and circumstances related to our financial performance and economic environment indicate the carrying amount of the assets may not be recoverable. When impairment indicators are identified, we test for impairment using undiscounted cash flows. If such tests indicate impairment, then we measure and record the impairment as the difference between the carrying value of the asset and the fair value of the asset. We did not recognize any impairment charges on other long-lived assets in fiscal 2026, 2025 and 2024.
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
Years Ended September 30, 2026, 2025 and 2024
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
We utilize derivative instruments to manage market risks associated with fluctuations in certain foreign currency exchange rates as they relate to specific balances of accounts receivable and cash denominated in foreign currencies. We principally utilize foreign currency forward contracts to protect against market risks arising in the normal course of business. Our policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase our underlying exposure. All of our foreign currency forward contracts have maturity periods of less than three months. Our derivative instruments are not designated as hedging instruments. As a result, the related cash flows are included in cash flows from operating activities in our consolidated statements of cash flows.
At the end of the reporting period, foreign-currency-denominated assets and liabilities are remeasured into the functional currencies of the reporting entities at current market rates. The change in value from this remeasurement is reported as a foreign exchange gain or loss for that period in other income, net in the accompanying consolidated statements of income and comprehensive income.
We recorded transactional foreign exchange gains (losses) of $(1.1) million, $1.1 million and $(0.6) million during fiscal 2026, 2025 and 2024, respectively.
Share-Based Compensation
We measure share-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally three to four years). See Note 13 for further discussion of our share-based employee benefit plans.
Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Advertising and promotion costs totaled $41.9 million, $29.7 million and $12.3 million in fiscal 2026, 2025 and 2024, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
New Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disaggregated information on income tax paid. We adopted ASU 2023-09 in fiscal 2026 on a prospective basis and the adoption resulted in expanded disclosures as presented in Note 12.
Recent Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 removes references to prescriptive and sequential software development project stages, and instead requires capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended, with consideration as to when significant uncertainty associated with the development activities of the software has been resolved. Additionally, ASU 2025-06 clarifies the disclosure requirements for capitalized internal-use software costs. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2027, which means that it will be effective for our fiscal years and interim periods beginning October 1, 2028. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our consolidated financial statements and related disclosures.
We do not expect that any other recently issued accounting pronouncements will have a significant effect on our consolidated financial statements.
2. Cash, Cash Equivalents and Marketable Securities
The following is a summary of cash, cash equivalents and marketable securities at September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash and Cash Equivalents:
Cash	$212,389	$212,389	$134,130	$134,130
Money market funds	—	—	6	6
Bank time deposits	5,210	5,210	—	—
Total	$217,599	$217,599	$134,136	$134,136
Marketable Securities:
Marketable securities	$38,987	$51,714	$40,603	$54,625
The assets included in marketable securities represent long-term marketable equity securities held under a non-qualified deferred compensation plan for certain officers and senior management employees, which are distributed upon separation from service or at a specific date while still employed. These investments are treated as trading securities and recorded at fair value.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
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
•Level 1 — uses unadjusted quoted prices that are available in active markets for identical assets or liabilities. Our Level 1 assets were comprised of bank time deposits and certain marketable securities and our Level 1 liabilities included senior notes as of September 30, 2026 and 2025.
•Level 2 — uses inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data. We did not have any assets or liabilities that are valued using inputs identified under a Level 2 hierarchy as of September 30, 2026 and 2025.
•Level 3 — uses one or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation. We did not value any assets or liabilities using inputs identified under a Level 3 hierarchy as of September 30, 2026 and 2025.
The following tables represent financial assets that we measured at fair value on a recurring basis at September 30, 2026 and 2025:

September 30, 2026	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2026
	(In thousands)
Assets:
Cash equivalents (1)	$5,210	$5,210
Marketable securities (2)	51,714	51,714
Total	$56,924	$56,924

September 30, 2025	Active Markets for Identical Instruments (Level 1)	Fair Value as of September 30, 2025
	(In thousands)
Assets:
Cash equivalents (1)	$6	$6
Marketable securities (2)	54,625	54,625
Total	$54,631	$54,631

(1)Included in cash and cash equivalents on our consolidated balance sheets at September 30, 2026 and 2025. Not included in these tables are cash deposits of $212.4 million and $134.1 million at September 30, 2026 and 2025, respectively.
(2)Represents securities held under a non-qualified deferred compensation plan for certain officers and senior management employees, which are distributed upon separation from service or at a specific date while still employed. Included in marketable securities on our consolidated balance sheets at September 30, 2026 and 2025.
See Note 7 for the fair value of our senior notes.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2026, 2025 or 2024.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
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
The following tables summarize our outstanding foreign currency forward contracts, by currency, at September 30, 2026 and 2025:

	September 30, 2026
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	5,900	$6,700	—
Buy foreign currency:
British pound (GBP)	GBP	8,029	$10,700	—
Singapore dollar (SGD)	SGD	8,756	$6,900	—

	September 30, 2025
	Contract Amount			Fair Value
	Foreign Currency		USD	USD
		(In thousands)
Sell foreign currency:
Euro (EUR)	EUR	7,700	$9,034	—
Buy foreign currency:
British pound (GBP)	GBP	10,019	$13,500	—
Singapore dollar (SGD)	SGD	8,087	$6,300	—
The foreign currency forward contracts were entered into on September 30, 2026 and 2025; therefore, their fair value was $0 at each of these dates.
Gains (losses) on derivative financial instruments were recorded in our consolidated statements of income and comprehensive income as a component of other income, net, and consisted of the following:

	Year Ended September 30,
	2026	2025	2024
	(In thousands)
Gains (losses) on foreign currency forward contracts	$(446)	$(425)	$1,580

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
5. Goodwill
The following table summarizes changes to goodwill during fiscal 2026 and 2025, both in total and as allocated to our segments. As of September 30, 2026, there was no accumulated goodwill impairment loss.

	Scores	Software	Total
	(In thousands)
Balance at September 30, 2024	$146,648	$636,104	$782,752
Foreign currency translation adjustment	—	588	588
Balance at September 30, 2025	146,648	636,692	783,340
Foreign currency translation and other adjustments	—	8,527	8,527
Balance at September 30, 2026	$146,648	$645,219	$791,867
6. Composition of Certain Financial Statement Captions
The following table presents the composition of prepaid expenses and other current assets at September 30, 2026 and 2025:

	September 30,
	2026	2025
	(In thousands)
Prepaid expenses and other current assets:
Receivable from sale of equity investment	$47,927	$—
Other	43,199	41,881
Total	$91,126	$41,881
The following table presents the composition of property and equipment, net at September 30, 2026 and 2025:

	September 30,
	2026	2025
	(In thousands)
Property and equipment, net:
Data processing equipment and purchased software	$41,220	$42,121
Internal-use software	82,702	47,151
Office furniture and equipment	6,772	8,113
Leasehold improvements	14,803	15,900
Less: accumulated depreciation and amortization	(48,355)	(45,572)
Total	$97,142	$67,713
The following table presents the composition of other accrued liabilities at September 30, 2026 and 2025:

	September 30,
	2026	2025
	(In thousands)
Other accrued liabilities:
Interest payable	$52,269	$53,500
Proposed litigation settlement (see Note 18)	65,000	—
Other	85,912	61,118
Total	$203,181	$114,618

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
7. Debt
The following table represents our debt at carrying value at September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
	(In thousands)
Current maturities on debt:
Term loan	$337,500	$—
The 2018 Senior Notes	—	400,000
Less: debt issuance costs	—	(459)
Current maturities on debt	337,500	399,541
Long-term debt:
Revolving line of credit	700,000	275,000
Term loan	847,500	—
The 2019 Senior Notes and the 2021 Senior Notes	900,000	900,000
The 2025 Senior Notes	1,500,000	1,500,000
The 2026 Senior Notes	1,000,000	—
Less: debt issuance costs	(25,896)	(18,850)
Long-term debt	4,921,604	2,656,150
Total debt	$5,259,104	$3,055,691
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
As of September 30, 2026, we had $700.0 million in borrowings outstanding under the revolving line of credit at a weighted-average interest rate of 5.873% and $1.2 billion in outstanding balance of the term loan at an interest rate of 5.761%, and we were in compliance with all financial covenants under the credit agreement.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
Future principal payments for the term loan are as follows:

Year Ending September 30,	(In thousands)
2027	$337,500
2028	847,500
Total	$1,185,000
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
The indentures for the Senior Notes contain certain covenants typical of unsecured obligations and we were in compliance as of September 30, 2026.
The following table presents the face values and fair values for the Senior Notes at September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
The 2018 Senior Notes	$—	$—	$400,000	$399,500
The 2019 Senior Notes and the 2021 Senior Notes	900,000	859,500	900,000	875,250
The 2025 Senior Notes	1,500,000	1,335,000	1,500,000	1,518,750
The 2026 Senior Notes	1,000,000	887,500	—	—
Total	$3,400,000	$3,082,000	$2,800,000	$2,793,500

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
Future principal payments for the Senior Notes are as follows:

Year Ending September 30,	(In thousands)
2027	$—
2028	900,000
2029	—
2030	—
2031	—
Thereafter	2,500,000
Total	$3,400,000
8. Accelerated Share Repurchase
Our Board of Directors has authorized us to make repurchases of shares of our common stock from time to time in the open market, in negotiated transactions, or through accelerated share repurchase programs. As part of the broader stock repurchase program, we entered into an accelerated share repurchase agreement (“ASR Agreement”) with Wells Fargo Securities, Inc. (“Wells Fargo Securities”) on June 5, 2026 to repurchase $1.5 billion of our common stock. The ASR Agreement was accounted for as two separate transactions: (1) a repurchase of shares of common stock and (2) an equity-linked contract on our own common stock. Pursuant to the ASR Agreement, in June 2026 we paid $1.5 billion to Wells Fargo Securities and received an initial delivery of 1,055,103 shares of common stock, which had a value of approximately $1.2 billion, representing approximately 80 percent of the total number of expected shares to be repurchased under the ASR Agreement. The equity-linked contract for the remaining $300.0 million, representing shares to be delivered by Wells Fargo Securities to us under the ASR Agreement at settlement, was recorded as a reduction within stockholders’ deficit and was settled in July 2026 with 229,640 additional shares of common stock delivered to us. In total, 1,284,743 shares were repurchased under the ASR Agreement. We were not required to make any additional cash payments or deliver any shares of common stock to Wells Fargo Securities upon settlement of the ASR Agreement.
9. Revenue from Contracts with Customers
Contracts with Customers
Our revenue is primarily derived from on-premises software and software-as-a-service (“SaaS”) subscriptions, professional services and scoring services. For contracts with customers that contain various combinations of products and services, we evaluate whether the products or services are distinct — distinct products or services will be accounted for as separate performance obligations, while non-distinct products or services are combined with others to form a single performance obligation. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative standalone selling price (“SSP”) basis. Revenue is recognized when control of the promised goods or services is transferred to our customers.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
Our SaaS products provide customers with access to and standard support for our software on a subscription basis, delivered through third-party cloud services or our own infrastructure. The SaaS transaction contracts typically include a guaranteed minimum fee per period that allows up to a certain level of usage and a consumption-based variable fee in excess of the minimum threshold; or a consumption-based variable fee not subject to a minimum threshold. The nature of our SaaS arrangements is to provide continuous access to our hosted solutions in the cloud, i.e., a stand-ready obligation that comprises a series of distinct service periods (e.g., a series of distinct daily, monthly or annual periods of service). We estimate the total variable consideration at contract inception — subject to any constraints that may apply — and update the estimates as new information becomes available and recognize the amount ratably over the SaaS service period, unless we determine it is appropriate to allocate the variable amount to each distinct service period and recognize revenue as each distinct service period is performed. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Variable consideration is estimated based on either the expected value or the most likely amount method depending on which method we expect to better predict the amount of consideration to which we will be entitled. Our estimates of variable consideration are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us at contract inception and require judgment.
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
Disaggregation of Revenue
The following tables provide information about disaggregated revenue by primary geographical market:

	Year Ended September 30, 2026
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$1,642,945	$630,284	$2,273,229	89%
Europe, Middle East and Africa	6,350	163,438	169,788	7%
Asia Pacific	2,927	88,929	91,856	4%
Total	$1,652,222	$882,651	$2,534,873	100%

(*) Americas revenue included U.S. revenue of $2.0 billion for fiscal 2026.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024

	Year Ended September 30, 2025
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$1,154,470	$577,915	$1,732,385	87%
Europe, Middle East and Africa	6,984	152,819	159,803	8%
Asia Pacific	7,121	91,560	98,681	5%
Total	$1,168,575	$822,294	$1,990,869	100%

(*) Americas revenue included U.S. revenue of $1.5 billion for fiscal 2025.

	Year Ended September 30, 2024
	Scores	Software	Total	Percentage
	(Dollars in thousands)
Americas (*)	$905,266	$544,622	$1,449,888	84%
Europe, Middle East and Africa	5,908	163,618	169,526	10%
Asia Pacific	8,476	89,636	98,112	6%
Total	$919,650	$797,876	$1,717,526	100%

(*) Americas revenue included U.S. revenue of $1.3 billion for fiscal 2024.
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by deployment method:

	Year Ended September 30,			Percentage of revenues
	2026	2025	2024	2026	2025	2024
	(Dollars in thousands)
On-premises software	$302,429	$320,425	$313,632	37%	43%	44%
SaaS software	505,689	419,720	397,708	63%	57%	56%
Total	$808,118	$740,145	$711,340	100%	100%	100%
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by product features:

	Year Ended September 30,			Percentage of revenues
	2026	2025	2024	2026	2025	2024
	(Dollars in thousands)
Platform software (*)	$382,782	$237,056	$200,004	47%	32%	28%
Non-platform software	425,336	503,089	511,336	53%	68%	72%
Total	$808,118	$740,145	$711,340	100%	100%	100%

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
Years Ended September 30, 2026, 2025 and 2024
The following table provides information about disaggregated revenue for on-premises and SaaS software within our Software segment by timing of revenue recognition:

	Year Ended September 30,			Percentage of revenues
	2026	2025	2024	2026	2025	2024
	(Dollars in thousands)
Software recognized at a point in time (1)	$78,099	$90,238	$76,284	10%	12%	11%
Software recognized over contract term (2)	730,019	649,907	635,056	90%	88%	89%
Total	$808,118	$740,145	$711,340	100%	100%	100%

(1)Includes license portion of our on-premises subscription software and perpetual license, both of which are recognized when the software is made available to the customer, or at the start of the subscription.
(2)Includes maintenance portion and usage-based fees of our on-premises subscription software, maintenance revenue on perpetual licenses, as well as SaaS revenue.
The following table provides information about disaggregated revenue for our Scores segment by distribution method:

	Year Ended September 30,			Percentage of revenues
	2026	2025	2024	2026	2025	2024
	(Dollars in thousands)
Business-to-business Scores	$1,422,193	$948,595	$711,843	86%	81%	77%
Business-to-consumer Scores	230,029	219,980	207,807	14%	19%	23%
Total	$1,652,222	$1,168,575	$919,650	100%	100%	100%
We derive a substantial portion of revenues from our contracts with the three major consumer reporting agencies, Experian, TransUnion, and Equifax. Revenues collectively generated by agreements with these customers accounted for 60%, 51% and 45% of our total revenues in fiscal 2026, 2025 and 2024, respectively, with all three consumer reporting agencies each contributing more than 10% of our total revenues in each of fiscal 2026, 2025 and 2024. At September 30, 2026 and September 30, 2025, three customers and two customers, respectively, accounted for 10% or more of total consolidated receivables.
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
Receivables at September 30, 2026 and 2025 consisted of the following:

	September 30,
	2026	2025
	(In thousands)
Billed	$396,169	$327,721
Unbilled	240,163	246,600
	636,332	574,321
Less: allowance for doubtful accounts	(7,274)	(7,964)
Net receivables	629,058	566,357
Less: long-term receivables (*)	(26,112)	(37,209)
Short-term receivables (*)	$602,946	$529,148

(*) Short-term receivables and long-term receivables were recorded in accounts receivable, net and other assets, respectively, within the accompanying consolidated balance sheets.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
Activity in the allowance for doubtful accounts was as follows:

	Year Ended September 30,
	2026	2025
	(In thousands)
Allowance for doubtful accounts, beginning balance	$7,964	$6,454
Add: expense	—	1,485
Less: write-offs, net of recoveries	(690)	25
Allowance for doubtful accounts, ending balance	$7,274	$7,964
Deferred revenue primarily relates to our maintenance and SaaS contracts billed annually in advance and generally recognized ratably over the term of the service period. Significant changes in the deferred revenues balances are as follows:

	Year Ended September 30,
	2026	2025
	(In thousands)
Deferred revenues, beginning balance	$189,238	$160,209
Revenue recognized that was included in the deferred revenues balance at the beginning of the period	(180,731)	(151,859)
Increases due to billings, excluding amounts recognized as revenue during the period	215,182	180,888
Deferred revenues, ending balance (*)	$223,689	$189,238

(*) Deferred revenues at September 30, 2026 included current portion of $222.1 million and long-term portion of $1.6 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets. Deferred revenues at September 30, 2025 included current portion of $187.4 million and long-term portion of $1.8 million that were recorded in deferred revenue and other liabilities, respectively, within the consolidated balance sheets.
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
Revenue allocated to remaining performance obligations was $701.5 million as of September 30, 2026, approximately 50% of which we expect to recognize over the next 13 months and the remainder thereafter. Revenue allocated to remaining performance obligations was $655.7 million as of September 30, 2025.
Significant Judgments
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct and should be accounted for separately may require significant judgment.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
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
Capitalized Commission Costs
We capitalize incremental commission fees paid as a result of obtaining customer contracts. Capitalized commission costs, which are recorded in other assets within the accompanying consolidated balance sheets, were $64.4 million and $63.2 million at September 30, 2026 and 2025, respectively.
Capitalized commission costs are amortized on a straight-line basis over ten years — determined using a portfolio approach — based on the transfer of goods or services to which the assets relate, taking into consideration both the initial and future contracts as we do not typically pay a commission on a contract renewal. The amortization costs are included in selling, general, and administrative expenses of our consolidated statements of income and comprehensive income. The amount of amortization was $10.8 million, $9.9 million, and $9.2 million during the years ended September 30, 2026, 2025 and 2024, respectively. There was no impairment loss in relation to the costs capitalized.
We apply a practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. These costs are recorded within selling, general, and administrative expenses.
10. Employee Benefit Plans
Defined Contribution Plans
We sponsor the Fair Isaac Corporation 401(k) plan for eligible employees in the U.S. Under this plan, eligible employees may contribute up to 25% of compensation, not to exceed statutory limits. We also provide a company matching contribution. Investment in FICO common stock is not an option under this plan. Our contributions into all 401(k) plans, including former-acquired-company-sponsored plans that have since merged into the Fair Isaac Corporation 401(k) plan or have been frozen, totaled $10.8 million, $10.2 million and $9.5 million during fiscal 2026, 2025 and 2024, respectively.
Employee Incentive Plans
We maintain various employee incentive plans for the benefit of eligible employees, including officers. The awards generally are based upon the achievement of certain financial and performance objectives subject to the discretion of management. For executive officers, such discretion is exercised by the Leadership Development and Compensation Committee of our Board of Directors. Total expenses under our employee incentive plans were $68.8 million, $60.8 million and $62.5 million during fiscal 2026, 2025 and 2024, respectively.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
11. Restructuring Charges
During fiscal 2026, we incurred restructuring charges of $27.3 million in employee separation costs due to the elimination of approximately 15% of positions across the Company. Cash payments for the remaining employee separation costs will be paid by the end of fiscal 2027.
During fiscal 2025, we incurred restructuring charges of $10.9 million in employee separation costs due to the elimination of 226 positions across the Company. Cash payments for these employee separation costs were paid before the end of fiscal 2026.
There were no restructuring charges incurred during fiscal 2024.
The following table summarizes our restructuring accrual for employee separation costs. At September 30, 2026 and 2025, the balance was classified as current liabilities and recorded in other accrued liabilities within the accompanying consolidated balance sheets.

	Year Ended September 30,
	2026	2025
	(In thousands)
Restructuring accrual, beginning balance	$9,974	$—
Expense additions	27,293	10,922
Cash payments	(14,473)	(948)
Restructuring accrual, ending balance	$22,794	$9,974
12. Income Taxes
The provision for income taxes was as follows during fiscal 2026, 2025 and 2024:

	Year ended September 30,
	2026	2025	2024
	(In thousands)
Current:
Federal	$159,313	$123,340	$110,402
State	38,007	23,818	10,199
Foreign	44,114	35,977	35,943
	241,434	183,135	156,544
Deferred:
Federal	24,692	(26,949)	(26,227)
State	3,757	(3,330)	(1,712)
Foreign	(4,800)	(2,207)	609
	23,649	(32,486)	(27,330)
Total provision	$265,083	$150,649	$129,214
The foreign provision was based on foreign pre-tax earnings of $141.4 million, $144.5 million and $150.8 million in fiscal 2026, 2025 and 2024, respectively. Current foreign tax expense related to foreign tax withholdings was $14.6 million, $15.6 million and $14.6 million in fiscal 2026, 2025 and 2024, respectively. Foreign withholding tax and related foreign tax credits are included in current tax expense above.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
Deferred tax assets and liabilities at September 30, 2026 and 2025 were as follows:

	September 30,
	2026	2025
	(In thousands)
Deferred tax assets:
Loss and credit carryforwards	$6,658	$6,876
Compensation benefits	36,377	31,638
Operating lease liabilities	7,144	7,375
Research and development costs	66,591	100,304
Proposed litigation settlement	15,600	—
Other assets	24,203	21,538
Total deferred tax assets	156,573	167,731
Deferred tax liabilities:
Intangible assets	(8,159)	(8,612)
Deferred commission	(15,416)	(15,134)
Operating lease right-of-use assets	(6,506)	(6,479)
Gain on sale of equity investment	(11,503)	—
Other liabilities	(19,326)	(18,953)
Total deferred tax liabilities	(60,910)	(49,178)
Deferred tax assets, net	$95,663	$118,553
Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that we will realize the benefits of the deferred tax assets at September 30, 2026.
As of September 30, 2026, we had an available U.S. federal net operating loss (“NOL”) carryforward of approximately $1.2 million. The U.S. federal NOL was acquired in connection with our acquisition of Infoglide in fiscal 2013. The U.S. federal NOL carryforward will expire in fiscal 2032, if not utilized. Utilization of the U.S. federal NOL is subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended. We had available an excess California state research credit of approximately $6.3 million as of September 30, 2026.
Beginning in the fiscal year ended September 30, 2026, we adopted ASU 2023-09 prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended September 30, 2026 is as follows:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024

	Year Ended September 30, 2026
	Amount	%
	(In thousands)
Income tax provision at U.S. federal statutory rate	$231,010	21.0%
State income taxes, net of U.S. federal benefit (*)	34,356	3.1%
Foreign tax effects	21,756	2.0%
Effects of cross-border tax laws	(9,000)	(0.8)%
Tax credits
Research credits	(13,128)	(1.2)%
Foreign tax credits	(10,231)	(0.9)%
Nontaxable or nondeductible items
Limitations on executive compensations	19,108	1.7%
Share-based compensation windfall	(13,989)	(1.3)%
Other	3,054	0.3%
Changes in unrecognized tax benefits	1,642	0.1%
Other adjustments	505	0.1%
Recorded income tax provision	$265,083	24.1%

(*) State taxes in California and Florida made up the majority (greater than 50 percent) of this category.
A reconciliation of the provision for income taxes, with the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before provision for income taxes for fiscal 2025 and 2024 is shown below:

	Year Ended September 30,
	2025	2024
	(In thousands)
Income tax provision at U.S. federal statutory rate	$168,545	$134,825
State income taxes, net of U.S. federal benefit	18,733	13,109
Foreign tax rate differential	5,812	6,675
Research credits	(6,683)	(5,472)
Valuation allowance	—	(2,183)
Excess tax benefits relating to share-based compensation	(27,638)	(14,907)
GILTI, FDII, BEAT and FTC	(10,896)	(9,265)
Other	2,776	6,432
Recorded income tax provision	$150,649	$129,214

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended September 30, 2026 is as follows:

Year Ended September 30, 2026
(In thousands)
Federal	$154,100
State
California	19,992
Other	21,648
Foreign
United Kingdom	13,335
Other	17,292
Cash paid for income taxes, net of refunds received	$226,367

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
As of September 30, 2026, we had approximately $130.6 million of unremitted earnings of non-U.S. subsidiaries. We have provided $3.4 million of deferred tax liabilities for foreign withholding taxes on the undistributed earnings and profits from certain non-U.S. subsidiaries that are not permanently reinvested outside the U.S. For other jurisdictions permanently reinvested, we expect the net impact of any future repatriations to be immaterial to our overall tax liability.
Unrecognized Tax Benefit for Uncertain Tax Positions
We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities. With a few exceptions, we are no longer subject to U.S. federal, state, local, or foreign income tax examinations for fiscal years prior to 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2026	2025	2024
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$19,505	$19,879	$13,849
Gross increases for tax positions in prior years	1,032	678	4,769
Gross decreases for tax positions in prior years	—	—	(1,956)
Gross increases based on tax positions related to the current year	3,500	3,675	4,277
Decreases due to statute expiration	(2,904)	(4,727)	(1,060)
Gross unrecognized tax benefits at end of year	$21,133	$19,505	$19,879
We had $21.1 million of total unrecognized tax benefits as of September 30, 2026, including $19.3 million of tax benefits that, if recognized, would impact the effective tax rate. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction in the uncertain tax benefits in the next twelve months.
We recognize interest expense and penalties related to unrecognized tax benefits and penalties as part of the provision for income taxes in our consolidated statements of income and comprehensive income. We recognize interest earned related to income tax matters as interest income in our consolidated statements of income and comprehensive income. As of September 30, 2026, we had accrued interest of $2.3 million related to the unrecognized tax benefits.
The Organization for Economic Co-operation and Development published Pillar Two Model Rules (“Pillar Two”) for a global 15% minimum tax rate that has been adopted by a number of jurisdictions in which we operate. Pillar Two did not have a material impact on our fiscal 2026 consolidated financial statements.
The One Big Beautiful Bill Act (the “OBBBA”) of 2025 was signed into law on July 4, 2025. Among its provisions, the OBBBA allows immediate expensing of domestic research and experimental (“R&E”) expenditures and an election to accelerate unamortized domestic R&E over a one or two-year period, both effective for FICO in fiscal 2026, and FICO elected the two-year period. The impacts of the OBBBA were reflected in FICO’s results for the year ended September 30, 2026. The OBBBA did not have a material impact on our fiscal 2026 effective tax rate. Its effects were reflected primarily in our income taxes payable and our deferred tax asset.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
Stock option awards have a maximum term of ten years. In general, stock option awards and stock unit awards not subject to market or performance conditions vest annually over four years. Stock unit awards subject to market or performance conditions generally vest annually over three years based on the achievement of specified criteria. At September 30, 2026, there were 3,993,522 shares available for issuance as new awards under the 2021 Plan.
Description of Employee Stock Purchase Plan
We maintain the 2019 Employee Stock Purchase Plan (the “2019 Purchase Plan”) under which we are authorized to issue up to 1,000,000 shares of our common stock to eligible employees. Eligible employees may elect to have up to 15% of their eligible pay withheld through payroll deductions to purchase FICO common stock during semi-annual offering periods. Offering period means approximately six-month periods commencing (a) on the first trading day on or after September 1 and terminating on the last trading day in the following February, and (b) on the first trading day on or after March 1 and terminating on the last trading day in the following August. Beginning with the March 2025 through August 2025 offering period and in subsequent offering periods, the purchase price of the stock is the lower of 85% of (i) the closing sales price of FICO common stock on the first trading day of each offering period or (ii) the closing sales price of FICO common stock on the last trading day of each offering period. Prior to the March 2025 through August 2025 offering period, the purchase price was 85% of the closing sales price of FICO common stock on the last trading day of each offering period. At September 30, 2026, there were 811,390 shares available for issuance under the 2019 Purchase Plan.
We satisfy stock option exercises, vesting of stock units and the 2019 Purchase Plan issuances from treasury shares.
Share-Based Compensation Expense and Related Income Tax Benefits
We recorded share-based compensation expense of $185.5 million, $156.7 million and $149.4 million in fiscal 2026, 2025 and 2024, respectively. The total tax benefit related to this share-based compensation expense was $21.0 million, $15.3 million and $15.9 million in fiscal 2026, 2025 and 2024, respectively. As of September 30, 2026, there was $233.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.47 years.
In fiscal 2026 we received $5.9 million in cash from stock option exercises, with the tax benefit realized for the tax deductions from these exercises of $3.0 million.
Share-Based Activity
Restricted Stock Units
The fair value of restricted stock units (“RSUs”) granted is the closing market price of our common stock on the date of grant, adjusted for the expected dividend yield, if applicable. We amortize the fair value on a straight-line basis over the vesting period.
The following table summarizes the RSUs activity during fiscal 2026:

	Shares	Weighted-average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2025	214	$1,114.47
Granted	120	1,501.46
Released	(109)	916.88
Forfeited	(13)	1,347.77
Outstanding at September 30, 2026	212	$1,421.47
The weighted-average fair value of the RSUs granted was $1,501.46, $2,119.14 and $1,150.58 during fiscal 2026, 2025 and 2024, respectively. The total intrinsic value of the RSUs that vested was $181.8 million, $274.7 million and $171.0 million during fiscal 2026, 2025 and 2024, respectively, determined as of the date of vesting.
Performance Share Units

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
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
The following table summarizes the PSUs activity during fiscal 2026:

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2025	46	$1,283.09
Granted	23	1,751.69
Released	(27)	1,055.18
Outstanding at September 30, 2026	42	$1,691.84
The weighted-average fair value of the PSUs granted was $1,751.69, $2,227.11 and $1,134.39 during fiscal 2026, 2025 and 2024, respectively. The total intrinsic value of the PSUs that vested was $48.3 million, $101.1 million and $65.2 million during fiscal 2026, 2025 and 2024, respectively, determined as of the date of vesting.
Market Share Units
Market share units (“MSUs”) are granted to our senior officers and earned based on our total stockholder return relative to a benchmark index over performance periods of one, two and three years. For grants made in fiscal 2025 and thereafter, performance is measured against the S&P 500 Index. For grants made prior to fiscal 2025, performance was measured against the Russell 3000 Index. We estimate the fair value of MSUs granted using the Monte Carlo valuation model and amortize the fair values over the requisite service period for each vesting tranche of the award. In addition, we do not reverse the compensation cost solely because the market condition is not satisfied, and the award is therefore not earned by the employee, provided the requisite service is rendered. We used the following assumptions to estimate the fair value of our MSUs during fiscal 2026, 2025 and 2024:

	Year Ended September 30,
	2026	2025	2024

Expected volatility in FICO’s stock price	36.0%	36.2%	36.3%
Expected volatility in Russell 3000 Index	N/A	N/A	18.2%
Expected volatility in S&P 500 Index (peer average)	29.9%	30.9%	N/A
Correlation between FICO and the Russell 3000 Index	N/A	N/A	60.3%
Correlation between FICO and the S&P 500 Index	24.7%	30.3%	N/A
Risk-free interest rate	3.62%	4.09%	4.39%
Average expected dividend yield	—%	—%	—%
The expected volatility was determined based on daily historical movements in our stock price and the S&P 500 Index (Russell 3000 Index for grants prior to fiscal 2025) for the three years preceding the grant date. The correlation between FICO and the S&P 500 Index (Russell 3000 Index for grants prior to fiscal 2025) was determined based on historical daily stock price movements for the three years preceding the grant date. The risk-free rate was determined based on U.S. Treasury zero-coupon yields over the three-year performance period. Because we have not declared or paid any cash dividends on our common stock since May 2017, and we do not presently plan to pay cash dividends on our common stock in the foreseeable future, we used an expected dividend yield of zero..
The following table summarizes the MSUs activity during fiscal 2026:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024

	Shares	Weighted- average Grant-date Fair Value
	(In thousands)
Outstanding at September 30, 2025	45	$1,611.35
Granted	22	1,878.31
Released	(23)	1,251.48
Forfeited	(5)	1,882.76
Outstanding at September 30, 2026	39	$1,944.61
The weighted-average fair value of the MSUs granted was $1,878.31, $1,596.70 and $1,014.75 during fiscal 2026, 2025 and 2024, respectively. The total intrinsic value of the MSUs that vested was $40.2 million, $102.1 million and $95.0 million during fiscal 2026, 2025 and 2024, respectively, determined as of the date of vesting.
Stock Options
We estimate the fair value of stock options granted using the Black-Scholes option valuation model and we amortize the fair value on a straight-line basis over the vesting period. We used the following assumptions to estimate the fair value of our stock options during fiscal 2026, 2025 and 2024:

	Year Ended September 30,
	2026			2025			2024
Stock Options:
Weighted-average expected term (years)			4.34			4.40			4.46
Expected volatility (range)	37.7	-	43.7%	34.6	-	36.5%	33.6	-	33.9%
Weighted-average volatility			38.5%			35.0%			33.7%
Risk-free interest rate (range)	3.63	-	4.21%	3.89	-	4.08%	4.18	-	4.30%
Weighted-average expected dividend yield			—%			—%			—%
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
The following table summarizes option activity during fiscal 2026:

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at September 30, 2025	129	$670.08
Granted	8	1,617.99
Exercised	(23)	276.12
Outstanding at September 30, 2026	114	$812.54	3.21	$6,483
Exercisable at September 30, 2026	80	$695.25	2.72	$6,483
Vested or expected to vest at September 30, 2026	113	$804.66	3.18	$6,483
The weighted-average fair value of options granted was $591.10, $705.43 and $419.00 during fiscal 2026, 2025 and 2024, respectively. The aggregate intrinsic value of options outstanding at September 30, 2026 was calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 35,092 outstanding options that had exercise prices lower than the $592.47 market price of our common stock at September 30, 2026. The total intrinsic value of options exercised was $27.2 million, $107.6 million and $49.1 million during fiscal 2026, 2025 and 2024, respectively, determined as of the date of exercise.
Employee Stock Purchase Plan
Beginning with the March 2025 through August 2025 offering period, compensation expense reflects both the 15% purchase discount and the lookback feature, which allows participants to purchase shares at the lower of the closing price on the first or last trading day of the offering period. We measure the grant-date fair value of each purchase right using the Black-Scholes option valuation model and recognize the expense over the six-month offering period. Prior to the March 2025 through August 2025 offering period, expense arose solely from the 15% discount. A total of 15,333, 12,455, and 13,721 shares of our common stock were issued under the 2019 Purchase Plan during fiscal 2026, 2025 and 2024, respectively. The weighted-average purchase price was $1,114.19, $1,457.57, and $1,217.05 per share for fiscal 2026, 2025 and 2024, respectively.
14. Earnings per Share
The following table presents reconciliations for the numerators and denominators of basic and diluted earnings per share (“EPS”) during fiscal 2026, 2025 and 2024:

	Year Ended September 30,
	2026	2025	2024
	(In thousands, except per share data)
Numerator for diluted and basic earnings per share:
Net income	$834,967	$651,946	$512,811
Denominator — share:
Basic weighted-average shares	22,863	24,239	24,676
Effect of dilutive securities	125	322	403
Diluted weighted-average shares	22,988	24,561	25,079
Earnings per share:
Basic	$36.52	$26.90	$20.78
Diluted	$36.32	$26.54	$20.45
The computation of diluted EPS excludes options to purchase approximately 16,000, 3,000, and 3,000 shares of common stock for fiscal 2026, 2025 and 2024, respectively, because the exercise prices of the options exceeded the average market price of our common stock in these fiscal years and their inclusion would be antidilutive.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
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
•Software. This segment includes decisioning capabilities, models and solutions designed to operationalize intelligence across specific types of business needs or processes — such as account origination, customer management, customer engagement, fraud detection, and marketing — as well as associated professional services. This segment is anchored by FICO® Platform, a modern and modular set of multi-purpose intelligent decisioning capabilities that are designed to support artificial intelligence, and advanced analytic and decisioning use cases. Our offerings are available to our customers as SaaS or as on-premises software.
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
The following tables summarize segment information for fiscal 2026, 2025 and 2024:

	Year Ended September 30, 2026
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$808,118	$808,118
Professional services	—	74,533	74,533
Scores	1,652,222	—	1,652,222
Total segment revenues	1,652,222	882,651	2,534,873
Segment operating expense	(162,360)	(633,030)	(795,390)
Segment operating income	$1,489,862	$249,621	$1,739,483
Unallocated corporate expenses			(261,039)
Unallocated share-based compensation expense			(185,457)
Unallocated restructuring charges			(27,293)
Operating income			1,265,694
Unallocated interest expense, net			(223,314)
Unallocated other income, net			57,670
Income before income taxes			$1,100,050

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024

	Year Ended September 30, 2025
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$740,145	$740,145
Professional services	—	82,149	82,149
Scores	1,168,575	—	1,168,575
Total segment revenues	1,168,575	822,294	1,990,869
Segment operating expense	(142,332)	(574,600)	(716,932)
Segment operating income	$1,026,243	$247,694	1,273,937
Unallocated corporate expenses			(181,498)
Unallocated share-based compensation expense			(156,667)
Unallocated restructuring charges			(10,922)
Operating income			924,850
Unallocated interest expense, net			(133,647)
Unallocated other income, net			11,392
Income before income taxes			$802,595

	Year Ended September 30, 2024
	Scores	Software	Total
	(In thousands)
Segment revenues:
On-premises and SaaS software	$—	$711,340	$711,340
Professional services	—	86,536	86,536
Scores	919,650	—	919,650
Total segment revenues	919,650	797,876	1,717,526
Segment operating expense	(106,296)	(540,347)	(646,643)
Segment operating income	$813,354	$257,529	1,070,883
Unallocated corporate expenses			(186,898)
Unallocated share-based compensation expense			(149,439)
Unallocated amortization expense			(917)
Operating income			733,629
Unallocated interest expense, net			(105,638)
Unallocated other income, net			14,034
Income before income taxes			$642,025
The following table presents depreciation and amortization on property and equipment for fiscal 2026, 2025 and 2024:

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024

	Year Ended September 30,
	2026	2025	2024
	(In thousands)
Depreciation and amortization:
Scores	$394	$512	$451
Software	8,781	10,071	8,881
Total segment depreciation and amortization	9,175	10,583	9,332
Unallocated corporate	1,453	75	66
Total depreciation and amortization	$10,628	$10,658	$9,398
Long-lived assets held outside of the U.S. were immaterial at September 30, 2026 and 2025.
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

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
The following table presents the lease balances within the accompanying consolidated balance sheets as of September 30, 2026 and 2025:

	Balance Sheet Location	September 30,
		2026	2025
		(In thousands)
Assets
Operating leases	Operating lease right-of-use assets	$26,418	$26,213
Finance leases (*)	Property and equipment, net	2,915	6,946
Total lease assets		$29,333	$33,159
Liabilities
Current:
Operating leases	Other accrued liabilities	$9,107	$9,615
Finance leases	Other accrued liabilities	2,485	3,266
Non-current:
Operating leases	Operating lease liabilities	18,816	19,187
Finance leases	Other liabilities	492	3,941
Total lease liabilities		$30,900	$36,009

(*) Finance leases were recorded net of accumulated depreciation of $7.5 million and $4.8 million at September 30, 2026 and 2025, respectively.
The components of our operating and finance lease expenses were as follows:

	Year Ended September 30,
	2026	2025	2024
	(In thousands)
Operating lease cost	$11,162	$11,686	$14,421
Finance lease cost:
Depreciation of lease assets	2,736	2,935	1,859
Interest on lease liabilities	268	481	369
Short-term lease cost	1,111	802	811
Variable lease cost	1,903	1,906	2,060
Sublease income	(349)	(461)	(1,073)
Total lease cost	$16,831	$17,349	$18,447
The following table presents weighted-average remaining lease terms and weighted-average discount rates related to our operating and finance leases:

	September 30,
	2026	2025
Operating leases:
Weighted-average remaining lease term (in months)	42	46
Weighted-average discount rate	6.32%	6.58%
Finance leases:
Weighted-average remaining lease term (in months)	18	28
Weighted-average discount rate	5.25%	5.52%

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
Supplemental cash flow information related to our non-cancellable leases was as follows:

	Year Ended September 30,
	2026	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$10,494	$11,651	$18,153
Operating cash outflow for finance leases	268	481	369
Financing cash outflow for finance leases	3,450	3,144	1,333
Lease assets obtained in exchange for new lease liabilities:
Operating leases	10,191	6,669	22,433
Finance leases	—	—	11,740
Future lease payments under our non-cancellable leases as of September 30, 2026 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
Fiscal 2027	$10,614	$2,562
Fiscal 2028	8,850	501
Fiscal 2029	6,729	—
Fiscal 2030	2,491	—
Fiscal 2031	1,640	—
Thereafter	1,002	—
Total future undiscounted lease payments	31,326	3,063
Less imputed interest	(3,403)	(86)
Total reported lease liabilities	$27,923	$2,977
The amounts above do not include contractual sublease income totaling $0.2 million during fiscal 2027.
17. Commitments
In the ordinary course of business, we enter into contractual purchase obligations and other agreements that are legally binding and specify certain minimum payment terms. Our purchase obligations primarily relate to a third-party data center hosting agreement, subscription arrangements, and service agreements.
Future minimum payments under our non-cancellable purchase obligations as of September 30, 2026 were as follows:

(In thousands)
Fiscal 2027	$69,701
Fiscal 2028	84,529
Fiscal 2029	73,066
Fiscal 2030	65,273
Total	$292,569
We are also a party to a management agreement with 17 of our executives providing for certain payments and other benefits in the event of a qualified change in control of FICO, coupled with a termination of the officer during the following year.

FAIR ISAAC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2026, 2025 and 2024
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
With respect to the consolidated putative class action antitrust lawsuits related to our Scores business brought against us in the Northern District of Illinois, we entered into a term sheet with the plaintiffs on September 29, 2026 memorializing the material terms of a proposed settlement of the lawsuits. In consideration of a cash payment by FICO to the plaintiffs of $65.0 million and certain compliance undertakings, the settlement would fully resolve all remaining claims asserted against FICO in the lawsuits. The proposed settlement does not include any admission of wrongdoing or liability by FICO, which denies any wrongdoing. We anticipate the parties will enter into definitive settlement agreements in the first quarter of fiscal 2027 reflecting the terms of the settlement as set forth in the term sheet. The settlement remains subject to final court approval, and, while there can be no assurance that the court will approve the proposed settlement, we view as probable that the court will approve a settlement on the terms set forth in the term sheet. We have therefore recorded an accrual of $65.0 million, which is included in other accrued liabilities, a current liability, on our consolidated balance sheet as of September 30, 2026, and included in selling, general and administrative expenses in our consolidated statements of income and comprehensive income for the fiscal year ended September 30, 2026.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of FICO’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of FICO’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the CEO and CFO have concluded that FICO’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by FICO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in FICO’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, FICO’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2026 based on the guidelines established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management has concluded that our internal control over financial reporting was effective as of September 30, 2026.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of September 30, 2026, as stated in their attestation report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
Insider Trading Arrangements
On August 3, 2026, William J. Lansing, our Chief Executive Officer and President and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The trading arrangement provides for the exercise of vested stock options and the sale of the underlying shares of our common stock by Mr. Lansing, and for the sale of shares of our common stock held by the Lansing Revocable Trust. The trading arrangement covers an aggregate of up to 85,148 shares of our common stock and terminates on the earlier of the close of business on May 14, 2027 or the date all shares are sold thereunder.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our Directors is incorporated by reference from the information under the caption “Director Nominees” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026.
Certain information with respect to our executive officers appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”
Information regarding compliance with Section 16(a) of the Exchange Act, if applicable, is incorporated by reference from the information, if any, under the caption “Delinquent Section 16(a) Reports” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026. Information regarding material changes, if any, to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors is incorporated by reference from the information under the caption “Stockholder-Recommended Director Candidates” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026.
FICO has adopted a Code of Ethics for Senior Financial Management (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions who have been identified by the Chief Executive Officer. We have posted the Code of Ethics on our website located at www.fico.com. FICO intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, the Code of Ethics by posting such information on its website. FICO also has a Code of Conduct and Business Ethics applicable to all directors, officers and employees, which is also available at the website cited above.
The required information regarding the Company’s audit committee is incorporated by reference from the information under the caption “Board Committees” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026.
The required information regarding the Company’s Insider Trading Policy is incorporated by reference from the information under the caption “Insider Trading Policy” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the information under the captions “Director Compensation Programs,” “Executive Compensation” and “Interlocks and Insider Participation” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from the information under the captions “Certain Relationships and Related Persons Transactions,” “Board Committees” and “Director Nominees” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference from the information under the caption “Ratification of Independent Registered Public Accounting Firm” in our 2027 Proxy Statement to be filed with the SEC within 120 days after September 30, 2026.

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

4.3
Supplemental Indenture dated as of December 17, 2021 by and between the Company and U.S. Bank National Association, as trustee, which includes the form of 4.00% Senior Notes due 2028. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 17, 2021.)

4.4
Indenture dated as of May 13, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, which includes the form of 6.000% Senior Notes due 2033. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed May 13, 2025.)

4.5
Indenture dated as of March 20, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee, which includes the form of 6.250% Senior Notes due 2034. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 20, 2026.)

10.1
Form of Indemnity Agreement entered into by the Company with the Company’s directors. (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended September 30, 2002.) (1)

10.2	Form of Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.3
Form of Amendment to Management Agreement entered into with certain of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2014.) (1)

10.4
Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.5*	Form of Amendment to Management Agreement entered into with each of the Company’s executive officers. (1)

10.6	Offer Letter entered into on May 29, 2007 with Mark R. Scadina. (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2008.) (1)

10.7	Letter Agreement dated January 24, 2012 by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 26, 2012.) (1)

10.8	Letter Agreement dated February 6, 2012 by and between the Company and Mark Scadina. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on February 10, 2012.) (1)

10.9
Form of Amendment to Letter Agreement entered into with each of the Company’s executive officers. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016.) (1)

10.10*	Form of Amendment to Letter Agreement entered into with certain of the Company’s executive officers. (1)

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

10.14	Fair Isaac Corporation 2019 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed March 4, 2019.) (1)
10.15
10.15
Letter Agreement dated August 26, 2020 by and between the Company and Thomas A. Bowers. (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the fiscal year ended September 30, 2020.) (1)

10.16
10.16
Second Amended and Restated Credit Agreement among the Company, Wells Fargo Securities, LLC, as sole lead arranger and bookrunner, and Wells Fargo Bank, National Association, as administrative agent dated as of August 19, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2021.)

10.17
First Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of October 20, 2021. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 21, 2021.)

10.18
Second Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of November 3, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2022.)

10.19
Third Amendment to Second Amended and Restated Credit Agreement among the Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, dated as of June 13, 2024. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2024.)

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

10.22	Fair Isaac Corporation 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2021.) (1)

10.23
Form of Director Restricted Stock Unit Award Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2021.) (1)

10.24
Form of Director Non-Statutory Stock Option Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2021.) (1)

10.25
Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2021.) (1)

10.26
Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2021.) (1)

10.27
Form of Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K for the fiscal year ended September 30, 2021.) (1)

10.28	Form of Market Share Unit Agreement under the 2021 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended September 30, 2021.) (1)

10.29	Form of Indemnification Agreement between the Company and its executive officers. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2023.) (1)

10.30	Letter Agreement, effective May 15, 2023, by and between the Company and Steven P. Weber. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2023.) (1)

10.31	Market Share Unit Agreement, dated June 5, 2023, by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2023.) (1)

10.32
Non-Statutory Stock Option Agreement, dated June 5, 2023, by and between the Company and William J. Lansing. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2023.) (1)

10.33
Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above). (Incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the fiscal year ended September 30, 2023.) (1)

10.34
Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above). (Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-K for the fiscal year ended September 30, 2023.) (1)

10.35
Form of Executive Performance Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above). (Incorporated by reference to Exhibit 10.62 to the Company’s Form 10-K for the fiscal year ended September 30, 2023.) (1)

10.36
Form of Executive Market Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above). (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K for the fiscal year ended September 30, 2023.) (1)

10.37
Letter Agreement, dated as of August 22, 2023, by and between the Company and Nikhil Behl. (Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K for the fiscal year ended September 30, 2023.) (1)

10.38	Fair Isaac Non-Qualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended September 30, 2025.) (1)

10.39
Form of Executive Restricted Stock Unit Award Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above). (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the fiscal year ended September 30, 2025.) (1)

10.40
Form of Executive Non-Statutory Stock Option Agreement (U.S.) under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above). (Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended September 30, 2025.) (1)

10.41
Form of Executive Performance Share Unit Award Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above). (Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended September 30, 2025.) (1)

10.42
Form of Executive Market Share Unit Agreement under the 2021 Long-Term Incentive Plan (for Executive Vice Presidents and above). (Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the fiscal year ended September 30, 2025.) (1)

19.1*	Fair Isaac Corporation Statement of Company Policy as to Trades in the Company’s Securities By Company Personnel and Confidential Information.

21.1*	List of Company’s subsidiaries.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2*	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32.1**	Section 1350 Certification of CEO.

32.2**	Section 1350 Certification of CFO.

97.1	Compensation Recovery Policy. (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2023.)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)Management contract or compensatory plan or arrangement.

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIR ISAAC CORPORATION

By	/s/ STEVEN P. WEBER
Steven P. Weber
Executive Vice President and Chief Financial Officer
DATE: November 6, 2026
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

/s/ WILLIAM J. LANSING	Chief Executive Officer (Principal Executive Officer) and Director	November 6, 2026
William J. Lansing

/s/ STEVEN P. WEBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 6, 2026
Steven P. Weber

/s/ MICHAEL S. LEONARD	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 6, 2026
Michael S. Leonard

/s/ FABIOLA R. ARREDONDO	Director	November 6, 2026
Fabiola R. Arredondo

/s/ BRADEN R. KELLY	Director	November 6, 2026
Braden R. Kelly

/s/ EVA MANOLIS	Director	November 6, 2026
Eva Manolis

/s/ MARC F. MCMORRIS	Director	November 6, 2026
Marc F. McMorris

/s/ JOANNA REES	Director	November 6, 2026
Joanna Rees

/s/ DAVID A. REY	Director	November 6, 2026
David A. Rey

/s/ H. TAYLOE STANSBURY	Director	November 6, 2026
H. Tayloe Stansbury